Form 10-K
period 2015-12-31
Mirna Therapeutics, Inc.
filed 2016-03-30
CIK 1527599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2015

or

◻ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-37566

Mirna Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1824804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 Woodward Street, Suite 100

Austin, TX 78744

(Address of principal executive offices and zip code)

(512) 901-0900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ◻  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act of 1934 (the “Exchange Act”).  Yes ◻  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ◻

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ◻ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻    Accelerated filer ◻     Non-accelerated filer ☑     Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻ No ☑

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter, and therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 15, 2016, there were 20,830,555 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

MIRNA THERAPEUTICS, INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:

•	the initiation, cost, timing, progress and results of our research and development activities, preclinical and nonclinical studies and future clinical trials;

•	our ability to obtain and maintain regulatory approval of our future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	our ability to obtain funding for our operations;

•	our plans to research, develop and commercialize our future product candidates;

•	our ability to attract collaborators with development, regulatory and/or commercialization expertise;

•	our ability to obtain and maintain intellectual property protection for our current and future product candidates;

•	the size and growth potential of the markets for our future product candidates, and our ability to serve those markets;

•	our ability to successfully commercialize our product candidates;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to develop sales and marketing capabilities, whether alone or with potential future collaborators;

•	regulatory developments in the United States and foreign countries;

•	the performance of our third-party suppliers and manufacturers;

•	the success of competing therapies that are or become available;

•	our ability to retain key scientific or management personnel;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and need for additional financing.

These forward-looking statements are based on management’s current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1.  BUSINESS

Overview

We are a clinical-stage biopharmaceutical company developing a broad pipeline of microRNA-based oncology therapeutics. microRNAs are naturally occurring, short ribonucleic acid, or RNA, molecules, or oligonucleotides, that play a critical role in regulating key biological pathways. Misexpression of even a single microRNA can contribute to disease development and tumor suppressor microRNAs are commonly reduced in cancer. Our scientists and others at leading academic institutions have identified numerous tumor suppressor microRNAs that play key roles in preventing normal cells from becoming cancerous and facilitating proper cancer immunosurveillance. We are developing mimics of naturally occurring microRNAs that are designed to restore this tumor suppressor activity and aid appropriate anti- tumor immune response. This approach is known as microRNA replacement therapy.

Our lead product candidate, MRX34, a mimic of naturally occurring microRNA-34 (miR-34) encapsulated in a liposomal nanoparticle formulation, is the first microRNA mimic to enter clinical development and has demonstrated clinical proof of concept as a single agent in our ongoing Phase 1 clinical trial. As a result of observations in the Phase 1 study, we plan to advance into two Phase 2 clinical studies by the end of 2016, one in patients with advanced malignant melanoma, the other in patients with advanced renal cell carcinoma (RCC). We also plan to initiate, in the second half of 2016, an additional Phase 1b translational medicine trial to deepen our insights into the mechanism of action of miR-34 in melanoma patients and to define biomarkers that would aid in furthering the development of MRX34.

We believe that microRNA mimics may represent a new paradigm in cancer therapy and have the potential to create a new, important class of effective cancer drugs that can potentially be used alone or in combination with other cancer therapeutics. Over the past two decades, cancer drug development has moved from systemic cytotoxic chemotherapy to more targeted therapies. First‑generation targeted therapies have generally produced lower levels of toxicity than systemic cytotoxic therapies; however, they have done so with variable efficacy outcomes. The recent discoveries of checkpoint inhibitors and other immuno‑oncology products have resulted in marked improvements in efficacy. However, only a subset of patients achieve responses to these products when used as a single agent and the development of combinations of these agents has been limited by toxicities.  For the next wave of cancer therapies to produce a measurable improvement over current approaches, we believe it will need to yield drugs that can disrupt multiple oncogenic and immuno‑oncology pathways. We believe the microRNA field represents a highly promising area for the development of these drugs.

Our Strategy

Our corporate strategy includes the following:

•

Advance our lead product candidate, MRX34, through clinical development.  MRX34 is potentially the first in a new class of promising cancer drugs. Mirna is the first to establish clinical proof‑of‑concept for a microRNA‑based replacement therapy for cancer. In our Phase 1 clinical trial we have achieved confirmed partial responses by Response Evaluation Criteria in Solid Tumors (RECIST) in a patient with metastasized hepatocellular carcinoma, a patient with advanced acral melanoma and a patient with advanced RCC. We have also observed a number of patients with long term stable disease during MRX34 treatment. Based on the observed clinical activity, we intend to initiate two Phase 2 clinical studies in patients with melanoma and RCC by the end of 2016.

•

Identify biomarkers to support therapeutic product candidates.  We believe that biomarkers may be used to monitor microRNA activity and potentially aid in the selection of optimal patient segments in clinical trials. We are analyzing clinical samples supplemented with cell and animal model studies to identify predictive biomarkers that may assist in both demonstrating delivery into and biological activity of miRNA mimics in patient cells.  These studies may also assist in selecting patients most likely to benefit from treatment with MRX34 or other product candidates. We also intend to initiate, in late 2017, a dedicated Phase 1b translational medicine study in melanoma patients to further study the mechanism of action and therapeutic activity of MRX34.

•

Expand our clinical development program to additional microRNAs.  Our R&D team’s discoveries of tumor suppressor microRNAs critical for controlling various cancer processes, have allowed us to build a broad pipeline of promising tumor suppressor microRNA mimics. Furthermore, any additional Investigational New Drug (IND), applications that we file may create new development, commercialization and partnering opportunities. With additional insights on microRNA-based drug characteristics from our translational medicine clinical trial, we aim to complete selection of a second product candidate by the end of 2016, which we intend to move into IND-enabling preclinical studies in 2017.

•

Expand our intellectual property position.  We intend to continue building on our technology platform, comprised of intellectual property, proprietary methods and know‑how in the microRNA field. We are pursuing or have been granted therapeutic use patent claims related to several tumor suppressor microRNAs, as well as composition of matter claims for multiple chemistries and structures that are actually or potentially used with miR-34 and our other therapeutic microRNA mimics. We believe our strong intellectual property position can be used to support internal development as well as partnering opportunities.

•

Leverage partnership and collaboration opportunities. To date, we have focused on establishing proof‑of‑concept for MRX34, but we anticipate exploring certain partnership opportunities in the future. These may include certain ex‑U.S. territories where we do not expect to establish a commercial presence and R&D partnerships to further expand our pipeline or our MRX34 combination therapy development program. In these cases, we anticipate retaining or sharing U.S. commercialization rights. We may also pursue partnerships for our additional product candidates as they progress toward clinical development.

Biology of microRNAs: A Unique Class in the RNA Therapeutics Space

RNA plays an essential role in the process used by cells to encode and translate genetic information from DNA to proteins. RNA is comprised of subunits called nucleotides and is synthesized from a DNA template by a process known as transcription. Transcription generates different types of RNA, including messenger RNAs that carry the information for proteins in the sequence of their nucleotides. In contrast, microRNAs are short RNAs, or oligonucleotides, that do not code for proteins, but rather ensure that the over 20,000 human protein‑encoding genes are produced in the proper cells and at the proper levels by coordinating the production of proteins from messenger RNAs that are produced in each cell, a process known as translation.

In humans, each microRNA binds to and regulates the translation of up to several hundred target messenger RNAs. Coordinating the translation of multiple, related genes allows a microRNA to regulate gene networks involved in key biological pathways. Given the importance of microRNAs in coordinating gene expression, it is not surprising that the altered expression of even a single microRNA appears to contribute to a variety of human diseases, including cancer.

We believe that microRNA‑based therapies have the potential to become a new class of drugs with broad therapeutic application based on the following:

•

microRNAs are misexpressed in a broad range of diseases.  Comparing the microRNA profiles of diseased and normal adjacent tissues from patients with cancer, obesity, cardiovascular diseases, neurodegenerative diseases, viral infections and a variety of other conditions has revealed consistent alterations in the expression of several microRNAs for each disease. Animal model studies have further revealed that the altered expression of many of these microRNAs contributes to the development of the disease.

•

microRNA therapeutics have the potential to modulate multiple disease pathways.  microRNAs are known to regulate gene networks involved in key biological pathways. Because of this unique attribute, the use of microRNA therapeutics may allow for more effective treatment of complex, multi‑factorial diseases, such as cancer, in which multiple disease pathways are affected.

•

Synergies with other therapies.  In complex therapeutic areas, such as cancer, physicians typically treat patients with combination therapies, and we believe microRNA‑based replacement therapy has the potential to become part of that treatment paradigm. Nonclinical data suggest that microRNA therapeutics and different therapeutic modalities, such as chemotherapy, radiation therapy, targeted therapies or potentially also immuno‑oncology agents, may work synergistically to treat cancer.

Our microRNA Platform

More than 10 years ago, while working at Ambion® , our scientists discovered through extensive microRNA expression and functional assay work that microRNAs are expressed differently in cancer tissue compared to normal adjacent tissue and that several naturally occurring microRNAs function as tumor suppressors by regulating the expression of key oncogenes and preventing the development, progression and dissemination of cancer.

To enable therapeutic application of these tumor suppressor microRNAs, we pioneered technologies for creating RNA molecules that function as natural microRNAs when they enter human cells. These RNA molecules, which we call microRNA mimics, may be used to replace those tumor suppressor microRNAs that are lost, or under‑expressed, in cancer cells. We pioneered the development of therapeutic miRNA mimics that feature two complementary RNA strands that are hybridized to produce a double‑stranded RNA. The active strand has a sequence that is identical to a microRNA normally expressed in a cell, while the second, passenger strand is modified to facilitate proper loading of the active strand onto the cytoplasmic protein complex necessary for microRNA function inside the cells. While similar in structure, microRNA mimics are clearly differentiated from small interfering RNAs (siRNAs) through their biological heritage and activity. In contrast to the man‑made sequences of siRNAs that target a single gene, microRNA mimics function like naturally occurring microRNAs to orchestrate the expression of many different genes to enable normal cell development and function. We believe our microRNA mimics have the mechanistic flexibility to be used as:

•	first‑line agents in combination with current standards of care, including targeted therapies, immuno‑oncology therapies, chemotherapies and/or radiation therapies;
•	monotherapies in advanced or refractory patient settings;
•	monotherapies in patients who would be intolerant of current standards of care; and
•	monotherapies in tumor settings that do not have any approved therapies.

Delivery of microRNA Mimics to Target Tissues

Systemic delivery of oligonucleotides, including microRNAs, has been a major challenge, principally due to the fact that after intravenous administration these molecules have to overcome multiple barriers before reaching their ultimate place of action, which is the RNA‑induced silencing complex (RISC) in the cytoplasm of cells.

We have evaluated a wide variety of proprietary delivery systems with our microRNA compounds for in vivo and ex vivo testing.  As a result of our testing, we selected SMARTICLES® formulation technology, licensed from Marina Biotech, Inc. as our delivery technology for miR‑34, based on high therapeutic activity of formulated miR‑34 in mouse models of cancer.

We remain confident in our selection of SMARTICLES for our lead therapeutic candidate. However, we continue to evaluate new delivery technologies for potential use in conjunction with miR-34 and the other microRNA mimics in our pipeline for the purposes of optimizing delivery of our drug candidates to a broader group of tissues and organs.

Selection of miR‑34 as Lead Therapeutic Target

miR‑34 is one of the most widely published tumor suppressor microRNAs. Studies have revealed that the levels of miR‑34 are reduced in the tumors of patients with a wide variety of cancers, as set forth in the graph below.

A number of factors could lead to under-expression of miR-34 in cancers, including mutation or methylation of the gene that encodes for miR-34, or mutation or reduced activity of p53, a well-known tumor suppressor protein. miR-34 was initially discovered as a part of the p53 DNA-repair pathway,  and functions similarly to the tumor suppressor function of p53, controlling many genes and pathways that are also associated with p53.

Based on published reports from microRNA scientists at numerous research institutions, miR‑34 plays a key role in controlling the expression of more than 30 oncogenes as well as genes involved in tumor immune evasion, as shown in the figure below. This includes targets that are the focus of currently‑marketed and investigational cancer drugs.

The considerable reduction of miR‑34 levels observed in cancer stem cells suggests that the microRNA might play a functional role in preventing normal cells from acquiring stem‑like properties, such as cell self‑renewal, which can contribute to the development of cancer. In partnership with an academic collaborator, we successfully demonstrated that introducing miR‑34 into prostate cancer stem cell populations can significantly reduce their stem‑like properties and limit their capacity to form tumors. Similar results have been obtained from studies using pancreatic and gastric cancer stem cells. We believe the ability of miR‑34 to inhibit cancer stem cells has significant implications for cancer therapy since the cancer stem cells present in tumors are thought to be the primary drivers of tumor growth, metastasis and resistance to therapy.

Recent data generated with an academic collaborator showed that miR‑34 directly represses the checkpoint signaling molecule PD‑L1. PD‑L1 protein present on tumor and immune cells can silence anti‑tumor immune responses and has become a promising drug target in immuno‑oncology therapies. The introduction of miR‑34 mimics into cultured lung cancer cells led to a decline of PD‑L1 protein expression. In a syngeneic mouse model of lung cancer, we successfully demonstrated that MRX34 treatment led to repression of the PD‑L1 protein in tumor tissue and an increase in active tumor‑infiltrating immune cells (CD8+) and a decrease in so‑called exhausted tumor‑infiltrating immune cells (CD8+PD1+). We believe the ability of miR‑34 to block PD‑L1 expression may broaden the therapeutic application of MRX34 as a monotherapy as well as in combination with other immuno‑oncology therapies.

Product Pipeline

We are developing a pipeline of tumor suppressor microRNA mimics. Each microRNA mimic in our pipeline is designed to replicate the activity of a single tumor suppressor miRNA and regulate the expression of key oncogenes across multiple oncogenic pathways which can prevent proliferation and induce apoptosis in cancer cells. The potential capacity to simultaneously affect multiple pathways and processes that are critical to cancer cell viability may make mircroRNA mimics potent anti-cancer agents, which may also be less susceptible to developing drug resistance. We are pursuing or have been granted therapeutic use patent claims related to several tumor suppressor microRNAs as well as composition of matter claims for multiple chemistries and structures that are, or may be used in or are contemplated for use with, our therapeutic microRNA mimics, including miR-34. The following chart lists the most advanced microRNA mimics in our pipeline as well as their current stage of research and development:

PIPELINE WITH MULTIPLE PRODUCT OPPORTUNITIES

MicroRNA PROGRAM	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 2
miR-34 (MRX34)				To start 4Q16
miR-215				
miR-101				
miR-16				
let-7

MRX34: Our Lead Clinical Product Candidate

MRX34 is a double‑stranded RNA mimic of the tumor suppressor microRNA, miR‑34, encapsulated in a liposomal nanoparticle formulation called SMARTICLES. miR‑34 inhibits multiple oncogenic pathways and stimulates anti‑tumor immune response to induce cancer cell death. During preclinical development, we demonstrated that a double-stranded mimic of miR-34 has the ability to:

•	reduce the proliferation of cultured cancer cells derived from patients with a wide range of malignancies, including liver, lung, colon, pancreatic and breast cancer;

•	cause significant tumor regression in multiple mouse models of liver cancer and inhibit tumor growth in mouse models of other cancers;

•	reduce the tumor-forming capacity of cancer stem cell populations;

•

work in a synergistic manner with different approved cancer therapies to reduce proliferation of cultured cancer cells and cause significant tumor regression in combination with an approved cancer therapy in an aggressive mouse model of liver cancer; and

•

repress programmed death-ligand 1 (PD-L1) protein expression in tumor tissue in a syngeneic mouse model of lung cancer, leading to an increase in active tumor-infiltrating immune cells (CD8+) and a decrease in so-called exhausted tumor-infiltrating immune cells (CD8+PD1+).

Based on strong preclinical data and a potential compelling new mechanism for the treatment of cancer, we opened IND applications in the United States and Korea and initiated our first-in-human Phase 1 clinical trial, titled MRX34-101.

MRX34-101 Our Phase 1 Clinical Trial

Trial Design

MRX34-101 is a multi-center, open label Phase 1 clinical trial to evaluate MRX34 as a single agent in multiple advanced solid tumors and various hematological malignancies (leukemia, lymphoma, myelodysplastic syndrome and multiple myeloma).

Primary objectives of the Phase 1 clinical trial are to establish the maximum tolerated dose (MTD) and an appropriate dose for expansion cohorts and future Phase 2 clinical trials. Secondary objectives of the clinical trial are to assess the safety, tolerability and pharmacokinetic profile of MRX34 after intravenous dosing as well as to assess any biological and clinical activity to determine next clinical development steps.

The Phase 1 clinical trial design consists of an initial dose-escalation phase, followed by an expansion phase after a MTD and recommended Phase 2 doses (RP2D) are identified. During the expansion phase of the trial, patients being treated at the RP2D may undergo tumor biopsies to identify potential biomarkers for assessing delivery and activity of miR-34, and/or predicting response to MRX34. The Phase 1 clinical trial is not designed to show statistical significance of the study endpoints.

The trial was initiated in April 2013 and as of December 31, 2015, 122 patients in total have been enrolled across all patient cohorts and all dose levels at five sites in the United States and three sites in Korea, including 99 patients with various advanced solid tumors and 23 patients with hematological malignancies.

Two dosing schedules have been studied in the clinical trial. The first consisted of treatment twice weekly or BIW, for three weeks in 28-day cycles (the BIW schedule). The second includes treatment daily for five consecutive days, or QD × 5, in 21-day cycles (the QD × 5 schedule).

Safety Profile

As of December 31, 2015:

•	47 advanced solid tumor patients have been treated on the BIW schedule, The MTD of MRX34 was found to be 110 mg/m2 among patients with advanced solid tumors with liver involvement.

•

The other 52 advanced solid tumor patients and the 23 patients with hematological malignancies have been or are being treated on the QD × 5 schedule. The MTD and RP2D of MRX34 with this dosing schedule have been established at 70 mg/m2 for primary liver cancer (hepatocellular carcinoma, or HCC) patients and 93 mg/m2 for non-HCC solid tumor patients.

Patients treated on the QD × 5 dosing schedule demonstrated higher drug exposure based on pharmacokinetic parameters, and better treatment tolerability. Based on these observations, we have selected the QD × 5 dosing as the preferred dosing schedule for all new patients enrolled in our clinical trials.

In the dose escalation portion of our Phase 1 trial of MRX34, patients were treated starting at the 10 mg/m2 BIW and the 33 mg/m2 QD x 5 dose level, respectively. During and after intravenous drug infusion, nearly all patients experienced at least one adverse event, with fever, chills, back pain, abdominal pain, nausea, diarrhea, vomiting, dehydration, anorexia, dyspnea, fatigue, headache, cough, insomnia, dysgeusia, tachycardia, anemia, neutropenia, lymphopenia, leukopenia, thrombocytopenia, elevation of liver enzymes, hyperglycemia and hyponatremia being the most commonly reported adverse events. Many of the most common adverse events associated with MRX34 are similar to those reported with other liposomal drug formulations and are generally manageable or preventable with standard interventions or tests used by oncologists, such as administering other medications that prevent or reduce side effects, including high dose dexamethasone before, during, and shortly after MRX34 infusions, temporary slowing of infusions, delaying or stopping dosing, or using magnetic resonance imaging, or MRI, to detect silent brain metastases.

Through December 31, 2015, two deaths have occurred in the Phase 1 study, which were considered possibly or probably related to the study drug by the investigators. One treatment‑related death occurred in a 77‑year old patient with kidney cancer metastasized to the lungs. We believe that the patient experienced immune‑mediated pneumonitis and colitis, which have been observed with immuno‑oncology drugs and are included in FDA‑approved drug labels. The second treatment-related death that was considered possibly related to drug occurred in a 73-year old patient with advanced metastatic small cell lung cancer (SCLC) who expired from sepsis.

The treatment‑related serious adverse events occurring in more than one patient were as follows (as of December 31, 2015):

•	Among the 47 patients in the BIW dosing cohort, fever, fatigue, dehydration and elevation of liver enzymes, each occurred in two patients.

•

For the 75 patients in the QD × 5 dosing cohort, capillary leak syndrome, delirium or altered mental status, and bleeding in silent or asymptomatic HCC brain metastasis each occurred in two patients; elevation of liver enzymes, fever, and thrombocytopenia each occurred in four patients. In both cases of capillary leak syndrome the patients were receiving low-dose dexamethasone (4 mg BID). Following these safety events the investigators were instructed to use high-dose dexamethasone (10 mg BID) as premedication for all patients and to administer high-dose corticosteroids for grade 2 or greater capillary leak syndrome.

Pharmacokinetics and Pharmacodynamics

Both maximum blood concentrations (Cmax) of, and drug exposure (area under the curve, or AUC) to, miR‑34 showed a non‑linear, non‑dose proportional increase with increasing doses in both the BIW and QD × 5 schedules in blood samples analyzed as of December 31, 2015. We believe that the higher exposure with 5 days of consecutive daily dosing is a benefit of the QD × 5 schedule as compared to the BIW schedule.

We demonstrated a dose dependent repression of miR34 target oncogenes in patients treated with MRX34 using independent, quantitative Polymerase Chain Reaction (qPCR) and Next Generation Sequencing (NGS) analyses in white blood cells from patients treated with MRX34 in the QD × 5 dosing schedule. In addition, we confirmed that miR34 is delivered to the liver tumors in MRX34 treated patients, using chromogenic miR-34a in situ hybridization (CISH). Based on available liver core biopsies to date, we have been able to demonstrate delivery of MRX34 to normal hepatocytes, Kupffer cells, and polygonal-shaped melanoma tumor cells. We are now determining the local activity of the miR-34a mimic in these liver and tumor tissues. Based on these data, we believe that the systemic administration of MRX34 to patients with different cancer types increased the levels of active miR‑34 in white blood cells and reduced the levels of biological targets of the miRNA.

Efficacy Observations

In the BIW cohort, 47 patients were treated, including 14 patients with advanced primary liver cancer and 33 with other solid tumors.  Within this cohort, 38 patients were evaluable for response, based on availability of baseline and follow-up scans or clinical disease progression as determined by the study investigators.

•

One primary liver cancer patient achieved a confirmed partial response after six cycles of treatment per independent radiology review using Response Evaluation Criteria in Solid Tumors (RECIST) criteria. RECIST criteria are the standard method for evaluating solid tumor response in oncology clinical trials. This patient had a history of hepatitis-B infection and metastases to the lungs. After initial liver tumor resection, the patient was enrolled into the 70 mg/m2 dose cohort of MRX34 on the BIT schedule. As of December 31, 2015, the patient showed continued confirmed partial response after 13 cycles and stable disease after 15 cycles (more than one year).

•	In addition, six of the 38 evaluable patients showed stable disease varying between two and eight cycles in length as determined by the study investigators, and at various dose levels.

In the QD × 5 cohort, 52 patients with advanced solid tumors were enrolled as of December 31, 2015. Within this cohort, 28 patients had primary liver cancer, two had RCC, two had acral melanoma and 20 had other types of solid tumors. Dosing in the QD × 5 cohort is ongoing.

•

One of two acral melanoma patients achieved a confirmed partial response per independent radiology review using RECIST criteria after receiving four cycles of MRX34 treatment in the 110 mg/m2 dose cohort. This patient entered our MRX34-101 trial with metastatic disease that had progressed after multiple previous treatments, including thumb amputation, therapy with Tumor Infiltrating Lymphocytes (TIL) infusion and IL-2, ipilimumab (Yervoy®) and pembrolizumab (Keytruda®). Despite a confirmed partial response the patient decided to discontinue study participation due to study fatigue after 7 cycles of MRX34 treatment. However, as of December 31, 2015 and after more than four months of no treatment with MRX34 or any other agents, the patient remained in confirmed partial response.

•

One of the two metastatic RCC patients also achieved a confirmed partial response per independent radiology review using RECIST criteria after receiving three cycles of MRX34 treatment in the 110 mg/m2 dose cohort. This patient entered our trial with advanced metastatic RCC that had progressed after kidney resection, previous treatment with sunitinib (Sutent®), and subsequently progressed on temsirolimus (Torisel®) and bevacizumab (Avastin®). After three cycles of therapy with MRX34, treatment was discontinued due to rising liver enzymes, later shown on biopsy to be due to immune hepatitis. As of December 31, 2015, including more than four months of no treatment with MRX34 or any other agent, the patient remained in confirmed partial response.

•

The long-term responses observed in the two patients who achieved confirmed partial responses in the QD × 5 schedule may indicate an immune-mediated effect, which we intend to study further in the ongoing expansion cohorts, and the planned Phase 1b translational medicine trial and two Phase 2 studies.

•

Furthermore, 13 of the 52 patients have shown stable disease with durations between two and 16 cycles of treatment, and at various dose levels. This includes 10 HCC patients with stable disease varying between 2 and 7 months, and one SCLC patient who started MRX34 on the QD × 5 schedule in the 50 mg/m2 dose cohort as a fourth line therapy and who achieved long term stable disease for 16 cycles before disease progression.

Aside from several patients who achieved stable disease, no meaningful clinical response was observed in the 23 patients enrolled with hematological malignancies.

Expansion Phase (Ongoing)

After completion of the dose-escalation phase in the QD × 5 dosing schedule in late 2015, we initiated several tumor-specific expansion cohorts in our ongoing Phase 1 study, including primary liver cancer, melanoma, small cell and non-small cell lung cancer, lymphoma and multiple myeloma.  Objectives of the expansion cohorts are to gain further clinical Phase 1 experience with MRX34 and where possible obtain additional tumor biopsy samples for pharmacodynamic evaluations. Although we initially planned to enroll approximately 80 to 100 patients in the Phase 1 expansion cohort, we now expect to enroll approximately 33 patients across these cohorts prior to initiating our Phase 1b translational medicine study and the Phase 2 studies in melanoma and RCC (to be discussed below).

We plan to provide a clinical update on the Phase 1 clinical trial mid-2016 and top-line data mid-2017.

MRX34 Development Plan

Following review of available clinical data from the MRX34-101 trial to date as well as consultation with oncology experts, our MRX34 development plan is set forth below.

We plan to advance two Phase 2 clinical studies by the end of 2016, one study in patients with advanced malignant melanoma, and the other in patients with advanced RCC. We intend for the design of the two studies to be based on the Simon's two-stage Minimax design (Simon, R. minimax two-stage designs for phase II clinical trials, Control Clin Trials, 1989, 10:1). For the Phase 2 study in melanoma, the Company intends to submit the study protocol to its open IND for MRX34 at the Food and Drug Administration (FDA) as part of the normal course of study start up. For the renal cell carcinoma study, which will be reviewed by a separate group within the Oncology Drug Review division at the FDA, we intend to request a pre-IND meeting with this division and incorporate any advice the FDA might provide in a new IND that we expect to submit to the FDA for MRX34 in that indication later in 2016. We anticipate enrolling approximately 30 patients in each study and we plan to provide a clinical update on these studies in the second half of 2017.

We further intend to initiate a translational medicine trial in late 2016 with serial patient tumor biopsies.  General study objectives will be to develop deeper insights into the mechanism of action of MRX34 in melanoma patients, including pharmacodynamic biomarkers related to therapeutic activity and clinical response.

Although we have observed a prolonged confirmed partial response and several prolonged stable diseases in 42 patients with HCC enrolled as of December 31, 2015, we do not plan to pursue HCC as monotherapy at this point in time. This decision was based on both encouraging responses observed in acral melanoma and RCC as well as the rapidly changing treatment paradigm, including the development of immune-oncology agents for HCC.

Combination Therapy for MRX34

Use of combination therapy is common practice in the treatment of many different cancer types. Based on encouraging in vitro data, which demonstrate significant synergy between a mimic of miR-34 and either targeted therapies or standard chemotherapies. We have initiated a program to evaluate MRX34 in combination with various standard of care and investigational cancer drugs. In September 2015 we entered into a grant contract with CPRIT pursuant to which we agreed to conduct preclinical and clinical testing of certain combination therapies. We chose tumor models and chemotherapeutic agents based on the predicted patient profile in our future expanded clinical development program for MRX34. These included patients with primary liver cancer or advanced lung and pancreatic cancers that have metastasized to the liver.

The key insights developed from these introductory studies on the synergistic effects of drug combination form the basis for our ongoing and planned in vivo studies.  We are testing the therapeutic benefit of combining MRX34 with erlotonib and the chemotoxic drug cisplatin in relevant mouse models of NSCLC.  We expect that positive results from these preclinical studies, if any, may inform progression toward clinical testing.  Given our recent preclinical data suggesting that MRX34 may also inhibit PD‑L1 and tumor immune evasion, we also intend to explore the utility of miR‑34 mimics in combination with other immuno‑oncology therapies.

Other Preclinical Product Candidates

Through execution of our in silico,  in vitro and in vivo analysis of multiple tumor suppressor microRNAs we have prioritized a pipeline of candidate molecules for further validation toward clinical candidate nomination.  Each of these candidates is being studied for therapeutic potential in specific cancer indications to expand our oncology portfolio, as set forth in the table below:

MicroRNA PROGRAM	KEY ONCOGENE TARGETS	PATHWAYS	CANCER INDICATION
miR-215	BCL2, BMI1, DHFR, IGF, IGFR1, MDM2, PIM1, WNK1, XIAP, ZEB1/2	Cell Cycle, Apoptosis, DNA Repair, EMT	Esophageal, Kidney, Multiple Myeloma
miR-101	MYCN, EZH2, ERK2, FOS, MCL1, COX2, DNMT3A, VEGF, MET, ZEB1/2	Angiogenesis, Cell Cycle, Apoptosis, EMT, Inflammation	Bladder, Gastric, Lung, Ovarian
miR-16	BCL2, VEGF-A, Cyclin-D1, HMGA1, FGFR1, CDK6, BMI1	Apoptosis, Autophagy, Angiogenesis, EMT, Cell Cycle	Chronic Lymphocytic Leukemia, Lymphoma
let-7	RAS, MYC, HMGA2, TGFBR1,MYCN, Cyclin D2, IL6, ITGB3	Cell Cycle, Angiogenesis, Cancer Stem Cell, EMT	Prostate, Pancreatic, Melanoma

We are continuing preclinical in vitro and in vivo studies in 2016 to support selection of a second microRNA from our pipeline for therapeutic development. We expect to complete IND‑enabling toxicology studies and submit an IND application late 2017.

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking and maintaining patents intended to cover our products and compositions, their methods of use and any other inventions that are important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know‑how related to our business, defend and enforce our patents, maintain our licenses, preserve our trade secrets and operate without infringing valid and enforceable patents and other proprietary rights of third parties. We also rely on continuing technological innovation and in‑licensing opportunities to develop, strengthen and maintain our proprietary position in the field of microRNA therapeutics. Our objective is to continue to expand our intellectual property portfolio to protect and bolster our position as a leader in the field of microRNA therapeutics.

Our Patent Portfolio

We own or in‑license a portfolio of patents and patent applications that protects various aspects of our business. The patents and patent applications that make up our patent portfolio are primarily focused on various aspects of microRNA therapeutics, including various microRNA mimics, such as our lead product candidate MRX34, and therapeutic methods of use of microRNAs, including MRX34. As of December 31, 2015, we own or in‑license over 10 issued U.S. patents and over 42 pending U.S. and ex‑U.S. patent applications. The expiration dates of the currently issued patents range from 2025 to 2032. We also have multiple pending patent applications that, if issued, will expire between 2025 and 2035.

We are the sole owner of multiple U.S. and foreign patents and patent applications that relate to various aspects of microRNA therapies, including miR‑34 therapies. Some of these patents and patent applications relate to chemically modified versions of miR‑34 not currently used in MRX34 and other proprietary compounds that are possible candidates for future product development as microRNA therapeutics. For example, one of our owned patents (U.S. Patent No. 8,586,727) claims miR‑34 mimics with certain nucleotide modifications. This patent is projected to expire in 2032.

We in‑license a significant portion of our patent portfolio from our founding company, Asuragen, under a fully paid‑up, royalty‑free, fully sublicensable and irrevocable license granting us exclusive rights to these patents and patent applications in the field of therapeutics. Asuragen retains exclusive rights in these patents in fields outside therapeutics, including diagnostics. To date, the license from Asuragen has resulted in at least seven issued U.S. patents, and there are multiple applications pending within the United States and outside the United States, including Europe, Canada, Australia and Japan. These patents include U.S. Patent 7,960,359, which is related to the use of miR‑34a for reducing the cell viability of lung cancer cells, cancerous T cells, prostate cancer cells, or skin cancer cells and is projected to expire in 2025. They also include U.S. Patent 8,563,708, which claims multiple chemistries and structures used in therapeutic microRNA mimics and is projected to expire in 2025. The patents and patent applications licensed from Asuragen are also included within the patents licensed under our agreement with Yale, and are therefore subject to the terms of the February 2014 amended and restated agreement as described below in “Strategic Partnerships and Collaborations—Yale University.”

We are the exclusive licensee under a patent family owned by the University of Zurich relating to treatment of certain types of B‑cell lymphoma with certain microRNA mimics, including miR‑34. The patent family includes one granted U.S. patent related to use of a miR‑34 microRNA for the treatment of diffuse large B‑cell lymphoma, one pending U.S. patent application and one pending European patent application. This patent and any patents that issue from the pending patent applications are expected to expire in 2031.

We are a licensee under a patent family controlled by Rosetta Genomics covering certain therapeutic applications for microRNA 34a, such license being exclusive for MRX34.  The licensed patents are jointly owned by YEDA Research and Development Company Ltd., the commercial arm of the Weizmann Institute of Science, and Rosetta.  The license includes both U.S. and European patents and patent applications, all of which are expected to expire in approximately 2028.

We are also the exclusive licensee of two U.S. patents owned by Yale relating to uses of let‑7 microRNAs. These patents are expected to expire in 2025.

Patent Term

The term of individual patents and patent applications in our portfolio will depend upon the legal term of the patents in the countries in which they are obtained. In most countries, the patent term is 20 years from the date of filing of the patent application (or parent application, if applicable). For example, if an international Patent Cooperation Treaty, or PCT, application is filed, any patent issuing from the PCT application in a specific country expires 20 years from the filing date of the PCT application. In the United States, however, if a patent was in force on June 8, 1995, or issued on an application that was filed before June 8, 1995, that patent will generally have a term that is the greater of twenty years from the filing date or 17 years from the date of issue.

Under the Hatch‑Waxman Act, the term of a patent that covers an FDA‑approved drug or biological product may also be eligible for patent term extension, or PTE. PTE permits restoration of a portion of the patent term of a U.S. patent as compensation for the patent term lost during product development and the FDA regulatory review process if approval of the application for the product is the first permitted commercial marketing of a drug or biological product containing the active ingredient. The patent term restoration period is generally one‑half the time between the effective date of an IND and the submission date of a new drug application, or NDA, plus the time between the submission date of an NDA and the approval of that application. The Hatch‑Waxman Act permits the owner of a patent to apply for a PTE for only one patent applicable to an approved drug, and the maximum period of restoration is five years beyond the expiration of the patent. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and a patent can only be extended once, and thus, even if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions may be available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of an NDA, we expect to apply for PTEs for patents covering our product candidates and their methods of use, or to work with our licensors, as owners of such patents, to obtain such extensions, if available.

Strategic Partnerships and Licenses

Asuragen, Inc.

In 2009, we in‑licensed or acquired certain patents and applications relating to certain aspects of microRNA compounds, targets for microRNAs and methods of use of such compounds from our founding company, Asuragen, and entered into a cross license with Asuragen, under which Asuragen granted us an exclusive, fully sublicensable, fully paid‑up, royalty‑free, perpetual and irrevocable license in the field of therapeutics, under patents and applications retained by it relating to microRNAs and their uses. Asuragen retains all rights in the fields outside therapeutics under the patents and applications that it retained and licensed to us, and we have granted to Asuragen an exclusive (even as to us), fully sublicensable, royalty‑free, perpetual and irrevocable license in the field of diagnostics under the patents and applications relating to microRNA that we solely own as a result of the acquisition, while we retain all rights in therapeutics and all other fields outside diagnostics. Under our cross license agreement with Asuragen, as amended in 2012, we have the right to control the prosecution and maintenance of our owned patent families as well as certain patent families owned by Asuragen. Each party retains the right to enforce the patents that it owns against third parties, with the exception of certain foundational patents that are owned by Asuragen. Additionally, certain of these Asuragen patents are included within the patents licensed under our agreement with Yale, and are therefore subject to the terms of the February 2014 amended and restated agreement as described below in “Yale University.”

Marina Biotech, Inc.

In December 2011, we entered into a license agreement with Marina Biotech, Inc. (Marina), pursuant to which Marina granted us an exclusive license under its proprietary liposomal delivery technology, NOV340, known under the brand name “SMARTICLES,” to develop and commercialize drug products incorporating SMARTICLES in combination with our lead therapeutic product, MRX34, for the prevention and treatment of cancer and any other disease in humans and animals, with the exception of DNA interference human therapeutic use. Our license agreement with Marina has been amended twice. In December 2013, the license agreement was amended to modify certain payment obligations with respect to MRX34, and to include within the scope of our exclusive license three additional specific microRNAs selected by us, and in May 2015 we amended the license agreement to reduce the amount of a specific milestone payment and to provide for the prepayment of such milestone payment. In August 2015, we also entered into a side letter to the license agreement, under which we exercised our right to select an additional specific microRNA, in exchange for the payment of a specified selection fee payment. We are required to use commercially reasonable efforts to commercialize licensed products in specified major markets, and in other markets where we consider it is commercially reasonable to do so. We are responsible, at our cost, for all development of manufacturing processes and scale‑up for the licensed technology in connection with our licensed products.

We have paid Marina approximately $2.1 million in the aggregate to date in up‑front and milestone payments and as consideration for the inclusion within the license of the four additional compounds. As we progress development and commercialization of products covered by the license, we will be required to make payments to Marina based upon the achievement of certain development and regulatory milestones, totaling up to $6 million in the aggregate for each licensed product. We are also required to pay up to an additional $4 million per licensed product upon the achievement of certain regulatory milestones for a specified number of additional indications, leading to a maximum cap on all milestone payments of $10 million per product. The exception to this is for our lead therapeutic product, MRX34, where the aggregate of all remaining development and regulatory milestone payments due to Marina, including for all additional indications, is $4.0 million. In addition to milestone payments, we will be required to pay low single digit royalties on net sales of licensed products other than MRX34, subject to customary reductions and offsets. As a result of our 2013 amendment to our agreement with Marina, we are no longer required to pay a royalty to Marina with respect to sales of our lead therapeutic product, MRX34. For licensed products other than MRX34, our obligation to pay royalties to Marina will expire on a country‑by‑country and licensed product‑by‑licensed product basis upon the later of the expiration of all patents covering such licensed product in such country, or 10 years from the first commercial sale of such product in such country. If we sublicense the rights granted to us under the Marina license for each optioned microRNA compound covered by such sublicense, we are required to pay a specific lump‑sum payment representing the remainder of the selection fee for the inclusion of such microRNA compound within the scope of the license agreement, as well as a portion of any revenue we receive from such sublicensees at a tiered percentage between the very low single digits and the mid‑teens, depending on the circumstances in which the sublicense is entered into.

We may terminate our agreement with Marina for any reason by giving 60 days’ notice to Marina. Either party may terminate the agreement upon the insolvency of the other party or upon 90 days’ notice to the other party for the uncured material breach of the agreement, with the exception of non‑payment which permits Marina to terminate the agreement upon 30 days’ notice to us. Absent earlier termination, our agreement with Marina will remain in force on a licensed product‑by‑licensed product and country‑by‑country basis until the earlier of the expiration of our obligation to pay royalties with respect to such licensed product in such country, or the end of the calendar quarter in which sales of a generic version of such licensed product exceed a specified proportion of the aggregate sales of such licensed product in such country.

Yale University

In 2006, Asuragen entered into an exclusive license agreement with Yale University (Yale) that granted to Asuragen an exclusive, worldwide, fully sublicenseable license for all human therapeutic and diagnostic uses under certain patent rights relating to microRNAs arising from the laboratory of Dr. Frank Slack at Yale. This agreement was assigned to us by Asuragen in connection with our acquisition of certain assets, including patent rights, in 2009. In addition, some of the patent filings in our intellectual property portfolio that are licensed to us by Asuragen are also included in the patents licensed under the Yale agreement as a result of previous discussions between the parties about possible co‑ownership with Yale of these patents. The patents that are subject to both the Yale and Asuragen licenses cover certain aspects relating to the composition and method of use of specified microRNA mimics, including miR-34 and let‑7, while those patent families that are solely subject to our license from Yale cover certain uses of let‑7. In February 2014, we amended and restated our agreement with Yale to modify, among other things, the procedure for determining the inventorship of such patents and applications. Following this amendment, an independent third party expert was engaged to determine the inventorship, and hence the ownership, of the patents and applications potentially subject to Yale and Asuragen co‑ownership. This determination confirmed each party’s sole ownership of each patent where co‑ownership had been under consideration. Upon commercialization of any products covered by the licensed patents, our financial obligations to Yale, if any, will depend on the particular product and Yale’s ownership rights in any patents covering such product.

We are required to use reasonable commercial efforts with respect to development and commercialization of products covered by our license agreement with Yale and to fulfill certain specified development and regulatory diligence criteria, or achieve specified development milestones by specified dates, in some cases subject to an extension upon payment of certain fees, for products covered by the agreement.

We will be required to pay royalties to Yale on net sales of licensed products that contain specified microRNAs, including MRX34 and products containing let‑7, at a percentage ranging from the very low to the low single digits, subject to customary reductions and offsets. Our obligation to pay royalties to Yale will expire on a licensed product‑by‑licensed product and country‑by‑country basis upon the earlier of the expiration of the last valid claim of a licensed patent covering such licensed product or the launch of a generic version of such product in such country that has been approved by the applicable regulatory authority in such country. We will also be required to pay to Yale a portion of specified gross revenue that we receive from our sublicensees at percentages ranging from the mid‑single digits up to the very low twenties, depending on the particular product and Yale’s ownership rights, if any, in the patents covering such product.

We will also be required to make payments for achievement of certain development and regulatory milestones by products containing one specified microRNA and covered by the licensed patents of up to $600,000 in the aggregate for each such product, subject to reduction in certain circumstances. In addition, we are required to pay an annual license maintenance fee and minimum annual royalties under certain circumstances.

We have the right to terminate our agreement with Yale for any reason upon three months’ written notice to Yale, and either party may terminate the agreement on 60 days’ notice for the uncured material breach of the other party. Yale may terminate our agreement, on a licensed product miRNA category‑by‑licensed product miRNA category basis, if we fail to meet specified diligence obligations within specified time periods, subject to our right to extend such periods with respect to one such product by making specified extension payments and to renegotiate such time periods under certain circumstances with respect to the other two products. Yale may also terminate our agreement in its entirety immediately upon notice to us if we fail to maintain adequate insurance or become insolvent. In the event that our license agreement with Yale is terminated, we would lose our rights under any licensed patents that are solely owned by Yale. Absent earlier termination, our agreement with Yale will remain in force on a country‑by‑country basis until the expiration of the last valid claim of the licensed patents, whether owned by us or by Yale.

University of Zurich

In March 2013, we entered into an exclusive, worldwide, royalty‑bearing license, with the right to grant sublicenses, with the University of Zurich under certain patent rights relating to the treatment of certain types of B‑cell lymphoma with microRNA mimics, in the fields of therapeutics and diagnostics. We are required to pay an annual license maintenance fee, and upon commercialization of any products covered by the licensed patent rights, we will be required to pay the University of Zurich a royalty on net sales of products covered by the licensed patents by us, our affiliates or sublicensees in the very low single digits, and a portion of other fees received from any sublicensees at a percentage in the mid‑teens. We are required to use commercially reasonable efforts to develop, manufacture, sell and market licensed products. If we fail to comply with our diligence obligations, then under certain circumstances, the University of Zurich may terminate our agreement immediately upon notice to us.

We have the right to terminate our agreement with the University of Zurich for any reason upon six months’ prior notice. The University of Zurich may terminate our agreement immediately upon notice to us in certain circumstances if we fail to meet our diligence obligations. The University of Zurich may also terminate the agreement upon 60 days’ written notice to us in the event of our uncured material breach of the agreement, or immediately upon notice to us in the event of our insolvency or if we challenge or assist any third party to challenge the validity of the licensed patents.

Rosetta Genomics

In December 2015, we entered into an agreement with Rosetta Genomics Ltd. (“Rosetta”), in-licensing certain patents controlled by Rosetta covering certain therapeutic applications for microRNA 34a.  The licensed patents are jointly owned by YEDA Research and Development Company Ltd., the commercial arm of the Weizmann Institute of Science, and Rosetta.  The license grants to Mirna certain non-assignable, non-transferable, worldwide rights in connection with the development and commercialization of products that relate to the tumor suppressor microRNA miR-34 (Products), and is exclusive with respect to MRX34, the Company’s lead product candidate.

The License Agreement included an up-front, non-refundable payment to Rosetta of $1.6 million.  It also includes obligations to pay low single-digit royalties on net sales of Products as well as royalties on sublicense revenues.  Certain development and regulatory milestone payments may also be payable in connection with certain Products that relate to the TP53 gene.

The License Agreement ends on the date on which no patent applications comprised within the Licensed Patents are pending and all issued Licensed Patents have expired. We have the right to terminate the agreement without cause upon 120 days’ written notice to Rosetta, subject to certain conditions, including payment of an early termination fee ranging from $2.0 million to $3.5 million. The License Agreement may also be terminated by Rosetta, with written notice, of the Company’s uncured material breach, insolvency, bankruptcy or general assignment for the benefit of the creditors.

The License Agreement also includes customary provisions regarding, among other things, representations and warranties, recordkeeping, intellectual property, confidentiality, limitation of liability, indemnification, and dispute resolution.

CPRIT

In August 2010, we entered into a grant contract with the Cancer Prevention and Research Institute of Texas (CPRIT), under which we received a $10.3 million commercialization award from the State of Texas through CPRIT. CPRIT was established to expedite innovation and commercialization in the area of cancer research and to enhance access to evidence‑based prevention programs and services throughout the State of Texas. The award was a three‑year award that was funded annually, and the contract terminated on January 31, 2014, subject to our obligations to make certain payments that survive termination. Under the terms of the award, we will be required to pay to CPRIT a portion of our revenues from sales of certain products by us, including sales of MRX34, or received from our licensees or sublicensees, at a percentage in the low single digits until the aggregate amount of such payments equals a specified multiple of the grant amount, and thereafter at a rate of less than one percent, subject to our right, under certain circumstances, to make a one‑time payment in a specified amount to CPRIT to buy out such payment obligations. We will also be required to repay CPRIT the total amount of the grant proceeds under certain circumstances of relocation of our principal place of business outside Texas during a specified period following the final payment of grant funding to us.

On September 1, 2015, we entered into a new grant contract with CPRIT in connection with an approximately $16.8 million award, subject to extension by mutual agreement by us and CPRIT. In October 2015, concurrent with our IPO, we realized this 2015 award in the form of an agreement by CPRIT to purchase approximately $16.8 million of shares of our common stock in a private placement. In contrast to our 2010 award, this 2015 award does not include any royalty obligation upon commercialization of our product candidates, nor are we required to repay the grant proceeds under specified circumstances. Pursuant to this grant contract, we will conduct preclinical and clinical development of certain combination therapy approaches for lung or liver cancer involving our lead product candidate, MRX34. If, at any time during the term of the grant contract, we determine that the project provided for by the grant contract is no longer commercially feasible for us, then we and CPRIT are required to consult in order to reallocate the remaining unspent budget for the project to another oncology project in our product candidate pipeline.

Polymun Scientific Immunbiologische Forschung GmbH

In November 2012, we entered into a supply agreement with Polymun Scientific Immunbiologische Forschung GmbH (Polymun) for the formulation, manufacture and supply of a liposomal formulation of finished drug product for our lead product candidate, MRX34, utilizing the NOV340 SMARTICLES technology licensed to us by Marina in conjunction with Polymun’s proprietary technology relating to the production of liposomal formulations, for use by us in our clinical trials for MRX34. The agreement contains terms and conditions generally consistent with an agreement for manufacture and supply of a pharmaceutical product for clinical purposes, including with respect to supply of product in accordance with specifications and quality assurance and quality control activities. We have also entered into a separate quality agreement with Polymun governing all supply of product under the agreement. Under our agreement with Polymun, we retain all intellectual property rights arising as a result of the activities under the agreement, subject to certain limited exceptions relating to Polymun’s proprietary technology. The agreement remains in force until completion of the activities set forth under any statements of work executed under the agreement, unless earlier terminated by either party. Either we or Polymun may terminate the agreement on 30 days’ written notice in the event of the other party’s uncured material breach or insolvency.

MRX34 Market Opportunities

Because each microRNA regulates a unique set of genes, we believe that the selection of microRNA‑based therapies will be based upon the molecular characteristics of the tumors from the cancer patients. We believe that it is also likely that our microRNA‑based therapies might be used in combination with one another to further maximize potency and drug development opportunities.  Several indications of high unmet need currently included in our MRX34 development program are summarized below.

Skin Cancer (Melanoma)

An aggressive type of skin cancer, melanoma, can occur anywhere on the body, but is most common in skin that is often exposed to sunlight, such as chest and back in men, legs in women, as well as face, neck, hands and arms. Melanoma is a disease in which pigmented cells in the skin, called melanocytes, turn into cancer cells. The World Health Organization (WHO) states that the incidence of melanoma skin cancers has been increasing over the past decades and has reached 132,000 globally each year. Approximately 73,000 cases of melanoma are expected to be diagnosed and 10,000 deaths will occur in the United States alone in 2015, according to the American Cancer Society. The five‑year survival rate is currently about 15% to 20% in patients with metastatic melanoma. Approved treatment options for melanoma include surgery, chemotherapy, radiation therapy, biologic therapy and targeted therapies. In recent years, significant advances have been achieved in the treatment of melanoma by targeting PD‑1, a protein expressed on the cellular surface of immune cells called T cells that normally function to keep these cells from attacking other cells in the body. The PD‑1 signal is induced by PD‑L1, which is expressed by a variety of normal cells. PD‑L1 can also be expressed by various tumor cells, including melanoma, and consequently leads to tumor immune evasion. Drugs that block PD‑1 boost the immune response against melanoma cells, which can often lead to tumor shrinkage and increased patient survival. Keytruda® (Pembrolizumab) and Opdivo® (Nivolumab) are FDA‑approved drugs that target PD‑1. Yervoy® (Ipilimumab) also boosts immune response but blocks CTLA‑4, another T cell protein. Clinical trials have recently shown these drugs to be highly effective, but package inserts indicate that these drugs are effective against less than approximately 25% of patients. Recent preclinical data have shown that miR‑34 also activates the immune system by repressing PD‑L1. Our development plan includes continuing to study MRX34 as a monotherapy in melanoma and in combination with approved checkpoint inhibitors to determine whether MRX34 may be able to increase the numbers of patients who respond to these therapies or minimize or reverse resistance and eventual disease progression.

Renal Cell Carcinoma (RCC)

RCC is a type of kidney cancer that is asymptomatic in its initial stages, and as a result, is often at advanced stages of the disease by the time it is discovered. RCC is the most common type of kidney cancer in adults in the world, accounting for approximately 90% of all cases in adults.  The WHO estimates approximately 347,000 cases of kidney cancer occurred in 2012 worldwide. The American Cancer Society (ACS) estimates approximately 62,700 new diagnoses of, and approximately 14,240 deaths from, kidney cancer in the United States in 2016, with a five-year survival rate for patients diagnosed with advanced kidney cancer of approximately 8%.  The most commonly used treatments for kidney cancer are various forms of targeted therapies, including tyrosine kinase inhibitors, or immunotherapy.  Opdivo® (Nivolumab), an inhibitor of PD-1/PD-L1 pathways, was approved by the FDA in late 2015 for the treatment of RCC in patients who have received prior anti-angiogenic therapy. The U.S. approval was based on data from CheckMate -025, an open-label, randomized Phase 3 study which demonstrated a median overall survival benefit of 25 months compared with 19.6 months for Afinitor® (Everolimus) in patients with advanced or metastatic clear-cell RCC.

Primary Liver Cancer (Hepatocellular Carcinoma, or HCC)

According to the WHO, liver cancer is the third leading cause of cancer deaths worldwide. HCC is the most prevalent form of liver cancer and is the most common cancer in some parts of the world, with more than one million new cases diagnosed each year worldwide according to the National Cancer Institute. According to recent reports from the Centers for Disease Control, HCC rates in the United States are increasing with common risk factors including alcohol consumption, metabolic syndrome, chronic hepatitis B or C infection and Type 2 diabetes. Patients diagnosed with HCC have a poor prognosis, with a very low five‑year survival rate of less than 10%. Treatment options include surgical resection, liver transplantation, radiofrequency ablation and chemoembolization, or delivery of a drug mixed with particles through an arterial catheter directly into the tumor’s blood supply. The only systemic drug therapy approved for the treatment of unresectable HCC is Nexavar® (Sarofenib), which provides a 2.8 months median overall survival benefit based on a median overall survival of 10.7 months compared to 7.9 months for a placebo. Opdivo® (Nivolumab), a PD‑1 (programmed death 1) blocker, has recently shown promising results in HCC with a 19% objective response rate reported in a Phase 1 clinical trial.

Lung Cancer

According to the WHO, lung cancer is the most common cancer in the world and it has retained this position for decades. There were an estimated 1.8 million new cases in 2012, 58% of which occurred in less developed regions of the world. Lung cancer is also the most common cause of death from cancer worldwide, estimated to be responsible for nearly one in five (19.4% of the total). Small cell lung cancer (SCLC), also called oat cell cancer, accounts for about 10%‑15% of lung cancers. SCLC is particularly aggressive and often spreads quickly. Five‑year survival rates range from approximately 30% in patients with “limited stage” disease to approximately 2% for patients with “extensive stage.” Treatment options for people with SCLC include chemotherapy, radiation therapy and surgery. Non‑small cell lung cancer (NSCLC) is the most common type of lung cancer, accounting for approximately 85% of lung cancers. Types of NSCLC include squamous cell carcinoma, adenocarcinoma and large cell carcinoma. The five‑year survival rate for patients with NSCLC can be as high as 50% for patients diagnosed in the early stages of the disease. However, for patients with metastases, the five‑year survival is typically less than 5%. Treatment options for NSCLC also include surgery, chemotherapy and radiation. However, more recently approved targeted therapies and immunotherapies have become the standard of care. Targeted therapies include drugs that target tumor blood vessel growth (angiogenesis inhibitors), drugs that target growth factor receptors on the surface of tumor cells (e.g., EGFR inhibitors) and drugs that target certain genes which have been found to have mutations which produce proteins that cause cancers to grow and spread (e.g., ALK inhibitors). In March 2015, Opdivo®  (Nivolumab), a PD‑1 blocker, was the first immunotherapy to be approved by the FDA for lung cancer. The approval was based on a study demonstrating that patients with advanced squamous cell non‑small cell lung cancer lived an average of 3.2 months longer than those who received chemotherapy, with approximately 15% of patients treated with Opdivo experiencing tumor shrinkage or complete disappearance. Our development plans include the study of MRX34 in combination with targeted therapies or immunotherapy agents in NSCLC.

Manufacturing

We contract with third parties to manufacture our compounds for nonclinical and clinical testing purposes and intend to do so in the future. We also expect to rely upon third parties to produce materials required for the commercial production of our product candidates if we succeed in obtaining the necessary regulatory approvals. We do not currently own or operate facilities for product manufacturing, storage and distribution or testing. We have personnel with the technical, manufacturing, analytical, quality and project management experience to oversee contract manufacturing and testing activities and to compile manufacturing and quality information for our regulatory submissions.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, which govern recordkeeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our systems and contractors are required to be in compliance with these regulations, and we assess such compliance regularly through performance monitoring as well as a formal audit program.

We continue to take steps to reduce our costs by working to improve yield in the manufacturing of the microRNA mimic, the drug substance, the liposomal formulation and the drug product, and we have and will continue to manage our vendor and supplier costs and evaluate alternative manufacturers and suppliers for MRX34 and our other pipeline candidates. As we move further through clinical development towards commercialization of MRX34 and our other pipeline microRNA mimics, we will need to work with our third party manufacturers to scale up the manufacturing processes for such products, and we expect we will be able to realize additional efficiencies resulting from increased scale of production, which we believe will result in lower costs and better operating margins.

Drug Substance

We currently use NITTO DENKO Avecia (Avecia), to manufacture our MRX34 drug substance. We entered into a long term clinical supply agreement with Avecia in March 2012, and we believe that Avecia has the technical, analytical, quality and regulatory expertise to reliably produce our miR‑34 mimic in sufficient quantity and of acceptable quality to support our development program through at least Phase 3 clinical studies, and to scale up such manufacturing process to support commercial production of MRX34. To ensure adequate supply and supply continuity, we are currently evaluating a backup supplier for our MRX34 drug substance, which will be completed in the second half of 2015. We are evaluating other U.S. and overseas companies for the manufacture of drug substance for our pipeline microRNA mimics.

The process for manufacturing our miR‑34 mimic drug substance utilizes well‑established solid phase synthesis chemistry. The raw materials used in the process are readily available from a number of qualified suppliers. We currently rely on our contract manufacturers to manage the supply chain for the raw materials used in the process.

Drug Product

Our drug product for both MRX34 and our other microRNA mimics consists of the drug substance formulated in the SMARTICLES liposomal delivery system. The drug product is provided as a concentrated, frozen aqueous solution that is defrosted, thawed and diluted for infusion in the clinic.

Polymun, located in Vienna, Austria, is currently the exclusive manufacturer of drug product for our lead therapeutic candidate, MRX34. In November 2012, we entered into a manufacturing and supply agreement with Polymun for the formulation, manufacture and packaging of MRX34 final drug product. Manufacture of the drug product for our microRNA mimics in conjunction with the SMARTICLES delivery system requires a high level of technical expertise, and Polymun is one of a limited number of contract manufacturers with the know‑how to manufacture drug product for our drug candidate in sufficient quantity and of sufficient quality to meet our projected clinical and commercial needs. We believe that Polymun currently has the capability to provide a sufficient quantity of drug product through at least Phase 3 clinical studies of MRX34, and although Polymun does not currently have the capability to scale up their manufacturing process to support commercialization of MRX34, we believe that Polymun will have sufficiently expanded its operations before we reach potential commercialization of MRX34 such that it should be able to provide a sufficient quantity of drug product to support such commercialization of MRX34. In the meantime, we intend to continue to work with Polymun in relation to both our clinical supply and increasing production capacity for our projected commercial needs, but also to evaluate other potential manufacturers of drug product for our microRNA mimics. See “Business—Strategic Partnerships and Collaborations” for a detailed description of our manufacturing and supply agreement with Polymun, including material terms relating to circumstances permitting termination of this agreement.

The liposomal formulation manufactured by Polymun is a combination of readily available excipients, plus two specialty lipid excipients which are currently manufactured by two qualified suppliers.

The product is shipped and stored under frozen conditions. Based on current stability studies, we expect that the drug product will be stable over the time period anticipated for currently‑planned clinical studies.

Research and Development

We are conducting clinical trials and other development activities to support the development of MRX34 and our other product candidates. In the years ended December 31, 2015, 2014 and 2013, we incurred $18.9 million, $10.5 million and $4.4 million, respectively, of research and development expense.

Our research programs are directed towards the following:

•	Determining if biomarkers can be used to select cancer patients who are more likely to respond to MRX34 therapy.

•	Selecting and developing a second miRNA‑based therapeutic candidate for which we intend to begin clinical development in 2017.

•	Identifying drugs that can be combined with MRX34 to significantly improve the clinical response rates of cancer patients.

•

Developing a next‑generation systemic delivery technology that will improve the tolerability and efficacy profiles of miRNA mimics and expand the cancer indications that can be targeted for therapeutic intervention.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. While we believe that our intellectual property portfolio, scientific expertise and leading clinical position in the microRNA field provide us with competitive advantages, we face potential competition from many different sources, including larger and better‑funded pharmaceutical and biotechnology companies. We may compete with other companies that are focused on microRNA therapeutics in disease or indications in which we develop our products, including both (i) replacement therapy approaches that involve the delivery of mimics, and (ii) inhibition approaches that involve the use of antagomiRs, or anti‑miRs. Any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

We are aware of several companies that are working specifically to develop microRNA therapeutics.  miRagen Therapeutics, Inc. (miRagen), a privately held company based in Boulder, Colorado, announced in November 2015 initiation of a Phase 1 clinical study of MRG-201, a synthetic microRNA mimic (promiR) to microRNA-29b. The Phase 1 trial is being conducted in normal healthy volunteers and may be extended to patients suffering from cutaneous scleroderma. In March 2016, miRagen announced the initiation of Phase 1 clinical study of its anti-cancer product candidate MRG-106, a synthetic microRNA antagonist (LNA antimiR®) of microRNA-155. The Phase 1 trial is being conducted in patients suffering from cutaneous T-cell lymphoma (CTCL) of the mycosis fungoides (MF) sub-type. miRagen also has preclinical anti‑miRs programs with an initial focus in cardiovascular, metabolic diseases, and neurological diseases. miRagen has entered into a partnership with Laboratoires Servier to focus on three different targets in the cardiovascular and metabolic space.

Regulus Therapeutics, Inc. (Regulus), is a publicly traded company based in Carlsbad, California, which primarily focuses on anti‑miRs technology, or the inhibition of overexpressed microRNAs. Regulus has focused on a number of indications, including hepatitis C, kidney fibrosis and cancer. They announced completed enrollment in their first clinical trial for RG‑101, their lead anti‑miR therapeutic program, against miR‑122 for hepatitis C in March 2014, and initiated a Phase 1 clinical trial evaluating RG‑012 in healthy volunteers for the treatment of Alport syndrome in June 2015. In December 2015, Regulus announced initiation of a Phase I clinical study by its collaboration partner, AstraZeneca, of RG-125(AZD4076), an anti-miR-103/107 oligonucleotide for the treatment of NASH in patients with type 2 diabetes/pre-diabetes.  Otherprograms are still in preclinical development. Regulus has numerous research and development collaborations with large pharmaceutical and biotechnology companies, including AstraZeneca plc, Biogen Idec, Inc., GlaxoSmithKline plc and Sanofi S.A.

EnGeneIC is a privately held Australian company developing a nanocell platform for delivery of cancer therapeutics and other therapeutic molecules. In November 2014, EnGeneIC announced initiation of a Phase 1 clinical trial of its delivery system packaged with a miR‑16‑based microRNA mimic for the treatment of malignant pleural mesothelioma. A patient case study from this study was recently published in the American Journal of Respiratory and Critical Care Medicine.

These competitors also compete with us in recruiting human capital and securing licenses to complementary technologies or specific microRNAs that may be critical to the success of our business. They also compete with us for potential funding from the pharmaceutical industry.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose substantial and burdensome requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion, distribution, post‑approval monitoring and reporting, sampling and export and import of our product candidates.

In the United States, the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act, or FFDCA, and the FDA’s implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other requirements at any time during the drug development process, clinical testing, the approval process or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include, among other things, the FDA’s refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, clinical holds, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any FDA enforcement action could have a material adverse effect on us.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves:

•

completion of extensive nonclinical laboratory tests, nonclinical animal studies and formulation studies many of which must be performed in accordance with the FDA’s current Good Laboratory Practice, or cGLP, regulations;

•	submission to the FDA of an IND application which must become effective before human clinical trials in the United States may begin;

•	approval by an independent Institutional Review Board (IRB) at each clinical trial site before each trial may be initiated;

•

performance of adequate and well‑controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with the FDA’s current Good Clinical Practice (cGCP), regulations;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (cGMP), regulations;

•	submission to the FDA of an NDA;

•	satisfactory completion of a potential review by an FDA advisory committee, if applicable; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The nonclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The results of nonclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Some nonclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30‑day time period, raises concerns or questions relating to one or more proposed clinical trials and places the clinical trial on a clinical hold, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, a submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be used. Each protocol must be submitted to the FDA as part of the IND. An IRB for each medical center proposing to conduct a clinical trial must also review and approve a plan for any clinical trial before it can begin at that center and the IRB must monitor the clinical trial until it is completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Clinical testing also must satisfy cGCP requirements, including the requirement to obtain effective informed consent from study subjects.

All clinical research performed in the United States in support of an NDA must be authorized in advance by the FDA under the IND regulations and procedures described above. However, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA so long as the clinical trial is conducted in compliance with an international guideline for the ethical conduct of clinical research known as the Declaration of Helsinki and/or the laws and regulations of the country or countries in which the clinical trial is performed, whichever provides the greater protection to the participants in the clinical trial.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in three or four sequential phases, which may overlap or be combined.

•

Phase 1:  Clinical trials are initially conducted in a limited population of subjects to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients with severe problems or life‑threatening diseases to gain an early indication of its effectiveness.

•

Phase 2:  Clinical trials are generally conducted in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific indications in patients with the disease or condition under study.

•

Phase 3:  Clinical trials are typically conducted when Phase 2 clinical trials demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study that presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a drug. Phase 3 clinical trials are generally undertaken with large numbers of patients, such as groups of several hundred to several thousand, to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically‑dispersed clinical trial sites.

•

Phase 4:  In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post approval to gain more information about the drug. Such post approval trials are typically referred to as Phase 4 clinical trials.

The FDA, the IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also voluntarily suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Concurrent with clinical trials, companies usually complete additional animal trials and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

New Drug Applications

The results of nonclinical studies and of the clinical trials, including negative or ambiguous results as well as positive findings, together with other detailed information, including extensive manufacturing information and information on the composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the drug for one or more specified indications. The FDA reviews an NDA to determine, among other things, whether a drug is safe and effective for its intended use.

Once an NDA has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to NDAs within 10 months of the filing date for standard review, but this timeframe is also often extended. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an application, the FDA will inspect the facility or the facilities at which the finished drug product, and sometimes the active drug ingredient, is manufactured, and will not approve the drug unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance, and will not approve the drug unless compliance with cGCP requirements is satisfactory.

After the FDA evaluates the NDA and conducts its inspections, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time‑consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategy (REMS) plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may conditionally approve the NDA, among other things, requiring changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post‑market studies or clinical trials. Such post‑market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods after approval to determine the overall survival benefit of the drug. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post‑marketing programs.

Drugs may be marketed only for the FDA approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional nonclinical studies and clinical trials. Depending on the nature of the change proposed, an NDA supplement must be filed and approved before the change may be implemented. For many proposed post‑approval changes to an NDA, the FDA has up to 180 days to review the application. As with new NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

The testing and approval processes require substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our drug candidates for the treatment of a disease, the results may not be satisfactory to the FDA. Nonclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing drugs. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the drugs.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third‑party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third‑party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug.

The FDA closely regulates the post‑approval marketing and promotion of drugs, including standards and regulations for direct‑to‑consumer advertising, off‑label promotion, industry‑sponsored scientific and educational activities and promotional activities involving the internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off‑label uses are common across medical specialties. Physicians may believe that such off‑label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off‑label use.

Expedited Review and Accelerated Approval Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of NDAs. For example, Fast Track Designation may be granted to a drug intended for treatment of a serious or life‑threatening disease or condition that has potential to address unmet medical needs for the disease or condition. The key benefits of fast track designation are potential eligibility for priority review, rolling review (submission of portions of an application before the complete marketing application is submitted), and accelerated approval, if relevant criteria are met. Based on results of clinical studies submitted in an NDA, upon the request of an applicant, the FDA may grant the NDA a priority review designation, which sets the target date for FDA action on the application at six months after the FDA accepts the application for filing. Priority review is granted where there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve an NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post‑marketing studies or completion of ongoing studies after marketing approval are generally required to verify the drug’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established the new Breakthrough Therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. We may consider seeking Breakthrough Therapy designation of MRX34 in the future.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user‑fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven‑year exclusive marketing period in the United States for that product, for that indication. During the seven‑year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. However, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. While we have not sought or obtained orphan drug designation for MRX34, we plan to seek such designation in the future for HCC, certain hematological malignancies or other potential future indications.

Other Healthcare Laws

Although we currently do not have any products on the market, if our drug candidates are approved and we begin commercialization, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti‑kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws and regulations.

The Anti‑Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Violations of this law are punishable by up to five years in prison, and can also result in criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have also adopted laws similar to the Anti‑Kickback Statute. Some of these state prohibitions apply to the referral of patients for healthcare services reimbursed by any insurer, not just federal healthcare programs such as Medicare and Medicaid. Due to the breadth of these federal and state anti‑kickback laws, the absence of guidance in the form of regulations or court decisions, and the potential for additional legal or regulatory change in this area, it is possible that our future sales and marketing practices and/or our future relationships with physicians might be challenged under these laws, which could harm us.

The federal False Claims Act prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Although we would not submit claims directly to payors, manufacturers can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. In addition, our future activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third‑party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. For example, pharmaceutical companies have been prosecuted under the federal False Claims Act in connection with their off‑label promotion of drugs. Penalties for False Claims Act violations include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), also created new federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third‑party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, imposed new reporting requirements on drug manufacturers for payments made by them, and, in some case, their distributors, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. Manufacturers must submit reports by the 90th day of each calendar year.

There are also an increasing number of state laws that require manufacturers to implement compliance programs, impose restrictions on drug manufacturer marketing practices and require the tracking and reporting of gifts, compensation and other remuneration to physicians and other health care providers. These laws may affect our sales, marketing and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act (HITECH) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Because we intend to commercialize products that could be reimbursed under a federal healthcare program and other governmental healthcare programs, we will have to develop a comprehensive compliance program that establishes internal controls to facilitate adherence to the rules and program requirements to which we will or may become subject.

Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Coverage and Reimbursement

Sales of our products, if approved, will depend, in part, on the extent to which our products will be covered by third‑party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third‑party payors are increasingly reducing reimbursements for certain medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls and restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third‑party reimbursement for our products once approved or a decision by a third‑party payor to not cover our products could reduce or eliminate utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

Health Care Reform

In March 2010, the Affordable Care Act, was enacted, which includes measures that have or will significantly change the way health care is financed by both governmental and private insurers. Among the provisions of Affordable Care Act of greatest importance to the pharmaceutical industry are the following:

•

An increase in the minimum rebates payable by manufacturers under the Medicaid Drug Rebate Program on most branded prescription drugs and biologic agents from 15.1% of average manufacturer price (AMP), to 23.1% of AMP.

•	A new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products.

•	An extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.

•	An expansion of the population potentially eligible for Medicaid drug benefits, to be phased‑in by 2014.

•

An expansion of the types of entities eligible for discounts under the 340B drug pricing program, excluding orphan drugs when used for the orphan indication, with the exception of children’s hospitals.

•

A requirement on manufacturers of branded drugs and biologic agents to provide a 50% discount off the negotiated price of branded drugs dispensed to Medicare Part D patients in the coverage gap (i.e., “donut hole”).

•

An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications.

•

Creation of a new Patient‑Centered Outcomes Research to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient‑Centered Outcomes Research Institute may affect the market for certain pharmaceutical products.

•

Creation of the Independent Payment Advisory Board which, beginning in 2014, has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. Under certain circumstances, these recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings.

•

Establishment of a Center for Medicare and Medicaid Innovation within the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Many of the details regarding the implementation of Affordable Care Act are yet to be determined, and, at this time, it remains unclear the full effect that Affordable Care Act would have on our business.

Other legislative changes have also been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 (ATRA) which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

International Regulation

In addition to regulations in the United States, we, or our collaborators, will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future drugs. Whether or not we obtain FDA approval for a drug, we or our collaborators must obtain approval of the drug by the comparable regulatory authorities of foreign countries before commencing clinical trials or marketing of the drug in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized, decentralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The decentralized procedure includes selecting one “reference member state,” or RMS, and submitting to more than one member state at the same time. The RMS National Competing Authority conducts a detailed review and prepares an assessment report, to which concerned member states provide comment. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states post‑initial approval. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we, or our collaborators, will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future drugs.

Environmental Regulation

We are subject to numerous foreign, federal, state and local environmental, health and safety laws and regulations relating to, among other matters, safe working conditions, product stewardship and end‑of‑life handling or disposition of products, and environmental protection, including those governing the generation, storage, handling, use, transportation and disposal of hazardous or potentially hazardous materials. Some of these laws and regulations require us to obtain licenses or permits to conduct our operations. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. Although the costs to comply with applicable laws and regulations, including requirements in the European Union relating to the restriction of use of hazardous substances in products, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Facilities and Services Agreement with Asuragen

In October 2014, we amended an existing service agreement under which Asuragen provides certain services to us. These services include facilities‑related services, warehouse services, shipping and receiving and other services. The term for the agreement expires in August 2016, but may be terminated earlier by either party with six months’ notice.

Employees

As of December 31, 2015, we had 31 full‑time employees, of whom two have medical degrees and four have Ph.D. degrees. Of these full‑time employees, 24 employees are engaged in research and development activities and seven employees are engaged in business development, finance, human resources and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

About Us

We were incorporated in late 2007 under the laws of Delaware and were maintained as a wholly-owned subsidiary of our former parent company, Asuragen, Inc., until the end of 2009 when we became an independent entity. We completed the initial public offering of our common stock in October 2015.  Our common stock is currently listed on The NASDAQ Global Market under the symbol “MIRN.”  We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, and therefore we are subject to reduced public company reporting requirements.

Our principal executive offices are located at 2150 Woodward St., Austin, TX 78744 and our telephone number is (512) 901-0900. Our website address is www.mirnarx.com. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K or any other filings we make with the U.S. Securities and Exchange Commission (SEC). We have included our website address in this document solely as an inactive textual reference.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with, or furnish to, the SEC in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. Copies of this information may be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov. The information on, or that can be accessed through, our website is not incorporated by reference into this document or any other filings we make with the SEC.

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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any product revenues and we do not expect to generate any product revenues for the foreseeable future. We have incurred losses in each year since our founding in 2007 and we expect to continue to incur significant operating losses for the foreseeable future. The amount of future losses is uncertain. All of our product candidates are in development, and none has been approved for sale. We have devoted substantially all of our efforts to research and development, including our preclinical and nonclinical development activities, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have derived all of our funding from our collaboration with our former parent company, Asuragen, Inc., or Asuragen, private placements of preferred stock and government grants for research and development. Our net loss for the year ended December 31, 2015 was $25.0 million. Since inception, we have incurred net losses leading to an accumulated deficit of approximately $76.5 million as of December 31, 2015.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we expand our clinical development plan for MRX34 as a mono therapy, pursue development of MRX34 as a combination therapy, conduct research and development of other product candidates and pursue marketing approval for MRX34 in the future. If we obtain marketing approval of MRX34, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Even after obtaining such marketing approval, our products may never gain sufficient market acceptance and adequate market share. If we fail to succeed in any of these activities or our product candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval or do not achieve significant market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical‑stage biopharmaceutical company that was founded in 2007 and did not exist as a standalone company until 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying and evaluating potential product candidates and delivery technologies, undertaking nonclinical studies, filing an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, and conducting the Phase 1 clinical trial of our most advanced product candidate, MRX34. Except for MRX34, all of our product candidates are still in preclinical development. We have not yet demonstrated our ability to initiate clinical trials for product candidates other than MRX34, or successfully complete any clinical trials, including large‑scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability, or any evaluation of our business or prospects, may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. Our expenses will increase substantially as we expand our clinical development plan for MRX34 as a mono therapy, pursue development of MRX34 as a combination therapy, conduct research and development of other product candidates and pursue marketing approval for MRX34 in the future. Additional clinical trials, including one or more late‑stage pivotal trials, will be required to obtain potential marketing approval for MRX34, and the costs of any future trials may be more expensive and time consuming than our current trial. If we obtain marketing approval of MRX34, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses.

As of December 31, 2015, we had working capital of $84.6 million and cash and cash equivalents of $89.7 million. Based on our current operating plan, we believe that our available cash at such date are sufficient to fund our anticipated levels of operation for at least the next 12 months. Our future capital requirements for the period for which we expect our existing resources to support our operations may vary significantly from what we expect. For example, our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory agencies to perform studies and trials in addition to those that we currently anticipate. Our funds at December 31, 2015 will not be sufficient to obtain marketing approval for MRX34. As a result, we will be required to obtain additional financing in the future, which we may obtain through public or private equity offerings, debt financings, a credit facility, government grants and contracts and/or strategic collaborations. If we are required to secure additional capital, such additional fundraising efforts may divert our management from our day‑to‑day activities, which may adversely affect our ability to develop and commercialize future product candidates. Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or form favorable collaborations, when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials, research and development programs or our commercialization efforts, including with respect to MRX34.

Additionally, our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the demonstration of further clinical proof‑of‑concept with our product candidates, including MRX34, in one or more cancer types or other indications;

•	the rate of progress and cost of our clinical trials, preclinical and nonclinical studies and other discovery and research and development activities;

•	the successful outcome of one or more pivotal clinical trials demonstrating safety and efficacy of our product candidates, including MRX34;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	our ability to practice our technology without infringing the intellectual property rights of third parties;

•	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;

•	the potential need to acquire, by acquisition or in‑licensing, other products or technologies; and

•	the emergence of competing technologies or other adverse market developments.

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

Other than our collaboration with our former parent company, Asuragen, private placements of preferred stock, and offerings of common stock, the only external source of funds to date has been state and federal government grants for research and development. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under the risk factor entitled “Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of product candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.” Although we might apply for government and private contracts and grants in the future, we cannot assure you that we will be successful in obtaining additional grants or contracts for MRX34 or any other product candidates or programs.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of MRX34. The clinical development of MRX34 began in April 2013 with a multi‑center Phase 1 clinical trial that is currently enrolling patients with advanced stage solid cancers. We have also included in the Phase 1 clinical trial a separate cohort of patients with hematological malignancies, which may include patients with non‑Hodgkin’s lymphoma, acute myelogenous leukemia, acute and chronic lymphocytic leukemia, chronic myelogenous leukemia in accelerated or blast phase, multiple myeloma and myelodysplastic syndrome. The primary objectives of the Phase 1 clinical trial, including the hematological malignancy cohort, are to establish the maximum tolerated dose and an appropriate dose for Phase 2 clinical trials. The secondary objectives of the Phase 1 clinical trial are to assess the safety, tolerability and pharmacokinetic profile of MRX34 after intravenous dosing as well as to assess any biological and clinical activity.

Our prospects are substantially dependent on our ability to develop and commercialize MRX34. Our ability to timely develop and effectively commercialize MRX34 will depend on several factors, including the following:

•	successful completion of our Phase 1 clinical trial or other clinical trials, which will depend substantially upon the satisfactory performance of third‑party contractors;

•	successful demonstration of further clinical proof‑of‑concept with MRX34 in one or more cancer types;

•	successful outcome of one or more pivotal clinical trials required for regulatory approval demonstrating safety and efficacy of MRX34;

•	receipt of marketing approvals for MRX34 from the FDA and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing capabilities, for example, by making arrangements with third‑party manufacturers;

•	successfully launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third‑party payors;

•	establishing market share while competing with other therapies;

•	a continued acceptable safety and adverse event profile of the product following regulatory approval;

•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the product; and

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

Although a substantial amount of our efforts will focus on the MRX34 Phase 1 clinical trial and the initiation of several Phase 2 studies, a key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat cancer and other indications. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new products. Other than MRX34, all of our other potential product candidates remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We expect to complete enrollment in the Phase 1 clinical trial and to initiate enrollment in a Phase 1b translational medicine study and the Phase 2 clinical trials for our lead product candidate, MRX34, by the end of 2016, and our business currently depends substantially on the successful development, regulatory approval and commercialization of MRX34. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize MRX34.

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

Although we have an ongoing Phase 1 clinical trial for MRX34 that is expected to complete enrollment and planned Phase 1b translational medicine study and Phase 2 clinical trials that are expected to initiate enrollment by the end of 2016, we may experience delays in these trials and we cannot be certain that the trial or any other future clinical trials for MRX34 or other product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or aborted for a variety of reasons, including delay or failure related to:

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

Our clinical trials, including our Phase 1 clinical trial for MRX34, the planned initiation of a Phase 1b translational medicine study and several Phase 2 studies, or other trials our strategic partners or CROs may conduct, may be suspended or terminated at any time for a number of safety‑related reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that our product candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any product candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our product candidates could cause us or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory agencies denying further development or approval of our product candidates for any or all indications.

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

Although we have product liability insurance that we feel is appropriate for our stage of development, which covers our clinical trials in the United States, for up to $1 million per occurrence, up to an aggregate limit of $5 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer, and we will be required to increase our product liability insurance coverage for our advanced clinical trials that we plan to initiate. We have obtained an additional product liability insurance policy for our clinical trials in the Republic of Korea. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

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

To date, our proposed product candidates have only been manufactured at a scale that is adequate to supply our research activities and early‑stage clinical trials. As with many companies conducting Phase 1 and Phase 2 clinical trials or preclinical studies on product candidates, the current cost of each treatment is expensive relative to presently‑marketed therapeutics targeting similar indications. We cannot assure you that we will be able to scale the manufacturing of our products during future clinical trials or commercialization in order to achieve a treatment price that would allow for commercial acceptance. In the event our product candidates cannot be manufactured in sufficient commercial quantities at a competitive price, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

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

In connection with our Phase 1 clinical trial of MRX34, we have used a SMARTICLES liposomal formulation to facilitate delivery to tumors. SMARTICLES has demonstrated successful tumor delivery of our miR‑34 mimic in multiple mouse models of liver cancer, but we cannot be certain that the SMARTICLES technology will be capable of delivering adequate levels of our miR‑34 mimic to tumors in patients to produce a therapeutic response. While we are continuing to evaluate the use of SMARTICLES in different indications, and additional delivery technologies that might enable us to target specific cancer cells with our product candidates, we cannot be certain whether we will be successful in developing such alternative delivery mechanisms. Our failure to effectively deliver any of our product candidates to the intended diseased cells or tissues could adversely affect and delay the development of our product candidates.

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

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future. For example, under the terms of our 2010 award from CPRIT, we are required to pay CPRIT a portion of our revenues from sales of certain products by us, or received from our licensees or sublicensees, at a percentage in the low single digits until the aggregate amount of such payments equals a specified multiple of the grant amount, and thereafter at a rate of less than one percent, subject to our right, under certain circumstances, to make a one‑time payment in a specified amount to CPRIT to buy out such payment obligations. See “Business—Key Partnerships and Licenses” for a description of this CPRIT agreement, which includes a description of our obligations to make royalty payments.

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

As of December 31, 2015, we had 31 employees. We may need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize MRX34 or other product candidates. Our management and personnel, systems and facilities currently in place are likely not adequate to support this future growth. Also, our management may need to divert a disproportionate amount of its attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Our need to effectively execute our business strategy requires that we:

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

There are a number of pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of solid tumors. The most common treatments for solid tumors are various chemotherapeutic agents, radiation therapy and certain targeted therapies, including monoclonal antibodies such as Avastin®, Erbitux®, Herceptin® and Vectibix®. Small molecules, such as Nexavar, Sutent® and Tarceva®, are also indicated for the treatment of solid tumors.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or in‑license may fail to result in issued patents in the United States or in foreign countries in which we pursue protection with claims that cover our product candidates. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents have issued, or do successfully issue, from patent applications that we own or license, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office, or EPO, may be challenged, also known as opposed, by any person within nine months from the publication of their grant. In May 2015, two separate and unidentified parties filed submissions before the EPO opposing a granted European patent related to MRX34, EP2302055 (the ’055 Patent), in‑licensed to us from Asuragen. We have reviewed these submissions and have submitted our response.   We are currently awaiting a response from the EPO.  All of the claims of the ’055 Patent remain valid and in force during the opposition proceedings. It is not possible to predict the outcome of the opposition proceedings, for example whether the patent will be maintained, limited in scope or whether the grant may be revoked. If the ’055 Patent is ultimately narrowed in scope or revoked during the opposition proceedings, the patent protection afforded by the ’055 Patent, and the extent of our exclusivity with respect to commercialization of MRX‑34 in Europe could be materially impaired. Even if they are unchallenged, our patents may not adequately protect our product candidates, provide any competitive advantage or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, in‑license or pursue with respect to our product candidates is threatened or insufficient, it could dissuade companies from collaborating with us to develop or undermine our ability to commercialize our product candidates and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Currently, our patent portfolio includes over 10 issued U.S. patents and over 42 pending U.S. and ex‑U.S. patent applications that we own, co‑own, or have in‑licensed from third parties, primarily focused on various aspects of microRNA therapeutics, including various microRNA mimics, and methods of use as microRNA related therapies. Within our patent portfolio, we are the sole owner of multiple U.S. and foreign patent applications related to microRNA therapies, including chemically modified versions of miR‑34 not currently used in MRX34 (U.S. Patent No. 8,586,727) and other microRNAs mimics that are possible candidates for future product development as microRNA therapeutics. Further, our patent portfolio includes U.S. 7,960,359 and U.S. 8,563,708, both of which are related to miR‑34 and are in‑licensed from Asuragen. Specifically, U.S. 7,960,359 is related to use of a miR‑34a mimic, for example MRX34, for reducing cell viability of human lung cancer cells, human cancerous T cells, human prostate cancer cells or human skin cancer cells. This patent is expected to expire in 2025. We also are the exclusive licensee with respect to MRX34 of US 9,006,206, which relates to use of miR-34 to treat a cancer associated with p53, and EP2126078, which relates to treatment of certain cancers that are also p53 negative. Both US 9,006,206 and EP 2126078 are co-owned by Rosetta Genomics and Yeda Research & Development. See “Business—Intellectual Property—Our Patent Portfolio” for a more detailed description of the patents we own or license covering our product candidates.

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

Further, if we encounter delays in our clinical trials or achieving regulatory approvals, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if we obtain patents that cover the manufacture, use and/or sale of our product candidates and such patents are not successfully challenged by any third parties, once the patent life has expired for a product, we may be open to competition, including from generic medications.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know‑how that may not be patentable or that we elect not to patent, processes for which patents may be difficult to obtain or enforce, and any other elements of our product candidates’ discovery and development processes that involve proprietary know‑how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary data and processes, in part, by confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors and collaborators, and any other third parties that have access to our proprietary know‑how, information or technology, for example, third parties involved in our clinical trials. Although we expect all of our employees, consultants, advisors and any third parties who have access to our proprietary know‑how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third‑party U.S. and non‑U.S. issued patents and pending applications exist in the area of microRNA. We are aware of certain U.S. and foreign patents and pending patent applications owned by our competitors or other third parties that cover certain miR‑34 mimics and therapeutic uses thereof. We are currently monitoring these patents and patent applications. We have and we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates, including MRX34, as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

As part of ordinary course prosecution and maintenance activities, we determine whether to seek patent protection outside the United States and in which countries. This also applies to patents we have acquired or in‑licensed from third parties. In some cases, this means that we, or our predecessors in interest or licensors of patents within our portfolio, have sought patent protection in a limited number of countries for patents covering our product candidates, including for patents providing coverage for MRX34. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United

States. These products may compete with our products in jurisdictions where we do not have any issued patents and, even in jurisdictions where we have or are able to obtain issued patents, our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future. These include our exclusive cross‑license agreement with Asuragen, our exclusive licenses from Yale University, or Yale, Marina,  the University of Zurich, and Rosetta Genomics.

Our existing license agreements, except our cross‑license agreement with Asuragen, generally impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, and financial obligations, such as payment of milestones and/or royalties. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we may not be able to market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. See “Business—Key Partnerships and Licenses” for a description of our license agreements, which sets forth the material terms and obligations, including a description of the termination provisions, under our agreements with Asuragen, Yale, Marina, the University of Zurich and Rosetta Genomics.

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

If we are successful in commercializing MRX34 or any other products, FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval of future products. Through the first 32 months of our Phase 1 clinical trial, most of the 122 patients treated with MRX34 experienced at least one adverse event, with fever, chills, back pain, abdominal pain, nausea, diarrhea, vomiting, dehydration, anorexia, dyspnea, fatigue, headache, cough, insomnia, dysgeusia, tachycardia, anemia, neutropenia, lymphopenia, leukopenia, thrombocytopenia, elevation of liver enzymes, hyperglycemia, and hyponatremia being the most commonly reported adverse events. Two treatment-related deaths occurred during the study. Among the 47 patients in the BIW dosing cohorts, the serious adverse events determined to be related to MRX34 treatment occurring in more than one patient were fever, fatigue, dehydration and elevation of liver enzymes, each of which occurred in two patients. For the 75 patients in the QD × 5 dosing cohort, capillary leak syndrome, delirium or altered mental status, and bleeding in silent or asymptomatic HCC brain metastasis, each of which occurred in two patients, and elevation of liver enzymes, fever, and thrombocytopenia, which occurred in four patients. These adverse events associated with MRX34 are generally manageable or preventable with standard interventions or tests used by oncologists, such as administering other medications that prevent or reduce side effects, temporary slowing of infusions, delaying or stopping dosing, or using magnetic resonance imaging, or MRI, to detect silent brain metastases. Of the 42 patients with primary liver cancer treated with escalating doses of MRX34, one patient in 70 mg/ m2 dose cohort in BIW schedule achieved confirmed partial response.  Of the two acral melanoma patients enrolled in the study, one patient enrolled in the 110 mg/ m2 dose cohort on the QD × 5 schedule achieved a confirmed partial response. Of the two metastatic renal cell carcinoma patients enrolled in the study, one patient enrolled in the 110 mg/ m2 dose cohort on the QD × 5 schedule achieved a confirmed partial response.  See “Business—MRX34: Our Lead Product Candidate” for a more detailed description of the adverse events experienced during the course of the MRX34 clinical development program.

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

Based on the beneficial ownership of our common stock as of December 31, 2015, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 74.8% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock‑up and legal restrictions on resale discussed in this periodic report lapse, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. Of the 20,830,555 shares of common stock outstanding at March 15, 2016, only the shares of common stock sold by us in the IPO, plus any shares sold upon exercise of the underwriters’ option to purchase additional shares of common stock, are currently freely tradable without restriction, unless held by our affiliates or otherwise subject to the lock-up agreements pertaining to the IPO, in the public market.

The lock‑up agreements pertaining to the IPO will expire on March 28, 2016. After the lock‑up agreements expire, an additional approximately 13,875,593 shares of common stock will be eligible for sale in the public market, subject to volume limitations under Rule 144 under the Securities Act, with respect to shares held by directors, executive officers and other affiliates. The underwriters may, however, in their sole discretion, permit our officers, directors and other stockholders and the holders of our outstanding options who are subject to the lock‑up agreements to sell shares prior to the expiration of the lock‑up agreements. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline.

In addition, based on the number of shares subject to outstanding awards under our 2008 Long Term Incentive Plan, or 2008 Stock Plan, as of December 31, 2015, and including the initial reserves under our 2015 Equity Incentive Award Plan, or 2015 Plan, and Employee Stock Purchase Plan, or ESPP, approximately 2.6 million shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under the 2008 Stock Plan, 2015 Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock‑up agreements and Rule 144 and Rule 701 under the Securities Act. We also filed a registration statement permitting certain shares of common stock issued in the future pursuant to the 2008 Plan, 2015 Plan and ESPP to be freely resold by plan participants in the public market, subject to the lock‑up agreements, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan and ESPP also contain provisions for the annual increase of the number of shares reserved for issuance under such plans, which shares we also intend to register. If the shares we may issue from time to time under the 2008 Stock Plan, 2015 Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

Certain holders of approximately 13.9 million shares of our common stock at December 31, 2015 are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock‑up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

An active, liquid and orderly market for our common stock may not develop.

Prior to our IPO in October 2015, there had been no public market for our common stock, and an active public market for our shares may not develop or be sustained. Further, certain of our existing institutional investors, including investors affiliated with certain of our directors, purchased approximately 2.4 million shares of common stock in our IPO and consequently fewer shares may be actively traded in the public market because these stockholders are restricted from selling the shares by restrictions under applicable securities laws and the lock-up agreements entered into in connection with our IPO, which would reduce the liquidity of the market for our common stock. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies or in-license new product candidates using our shares as consideration.

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

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $2.5 million at December 31, 2015 for severance and other benefits in the event of a termination of employment in connection with a change of control of us. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters is located in Austin, Texas. In October 2014, we entered into a sublease agreement with Asuragen under which we share space with Asuragen. The facility we occupy as a part of this agreement encompasses approximately 10,280 square feet of office and laboratory space, the laboratory space of which we share with Asuragen. The term for the agreement expires in August 2016, but may be terminated earlier by either party with six months’ notice.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this prospectus, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been publicly traded on The NASDAQ Stock Market LLC, or NASDAQ, under the symbol “MIRN” since the initial public offering, or IPO, of our common stock on October 1, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by NASDAQ.

	High	Low
Year Ended December 31, 2015
Fourth quarter (beginning October 1)	$11.01	$5.54

Holders of Record

At March 15, 2016, there were approximately 178 stockholders of record of our common stock, and the closing price per share of our common stock was $4.74. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid cash dividends on our capital stock. However, we issued shares of common stock to the holders of Series C convertible preferred stock and Series D convertible preferred stock as part of our IPO under the terms of our then-effective certificate of incorporation as a result of an accruing paid-in-kind dividend.

We intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Stock Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since September 30, 2015, which is the date our common stock first began trading on NASDAQ, to two indices: the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The stockholder return shown in the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Recent Sales of Unregistered Securities

The following list sets forth information as to all securities we have sold from January 1, 2015 through December 31, 2015 which were not registered under the Securities Act.

1. In March 2015, we issued an aggregate of 3,872,278 shares of our Series D convertible preferred stock at a price per share of $9.165 per share for aggregate gross consideration of $35.5 million to 17 accredited investors.

2. In April 2015, we issued an aggregate of 687,397 shares of our Series D convertible preferred stock at a price per share of $9.165 per share for aggregate gross consideration of $6.3 million to two accredited investors.

3. Prior to filing our registration statement on Form S-8 in October 2015, we granted stock options and stock awards to employees, directors and consultants under our 2008 Long Term Incentive Plan, as amended, covering an aggregate of 328,101 shares of common stock, at a weighted-average average exercise price of $6.45 per share. Of these, no options were cancelled without being exercised during this time period.

4. Prior to filing our registration statement on Form S-8 in October 2015, we granted stock options and stock awards to employees, directors and consultants under our 2015 Equity Incentive Award Plan, as amended, covering an aggregate of 727,981 shares of common stock, at a weighted-average average exercise price of $7.00 per share. Of these, no options were cancelled without being exercised during this time period.

5. Prior to filing our registration statement on Form S-8 in October 2015, we sold an aggregate of 28,516 shares of common stock to employees, directors and consultants for cash consideration in the aggregate amount of approximately $67,000 upon the exercise of stock options and stock awards.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraphs (1) and (2) above by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (3) through (5) above under Section 4(2) of the Securities Act, in that such sales and issuances did not involve a public offering, or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

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

Use of Proceeds

On September 30, 2015, the U.S. Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-206544), as amended, filed in connection with our initial public offering. Pursuant to the registration statement, we registered the offer and sale of 6,250,000 shares of our common stock with an aggregate offering price of approximately $43.7 million, as well as the issuance of an additional 704,962 shares of our common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, for an aggregate offering price of approximately $4.9 million. In total, we issued and sold an aggregate of 6,954,962 shares of our common stock at a price to the public of $7.00 per share for an aggregate offering price of approximately $48.7 million. The managing underwriters of the offering were Citigroup, Leerink Partners, Oppenheimer & Co. and Cantor Fitzgerald & Co. After deducting underwriting discounts and commissions and offering expenses paid or payable by us of $5.0 million, the aggregate net proceeds from the offering were $43.7 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

The net proceeds from the initial public offering have been invested in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our registration statement on Form S-1.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected statement of operations data for the years ended December 31, 2013, 2014 and 2015, and the selected balance sheet data at December 31, 2013, 2014 and 2015 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

The information set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K and with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$18,947	$10,545	$4,391	$2,742
General and administrative	6,080	3,369	2,384	1,562
Write-off of offering expenses	—	1,920	—
Total operating expenses	25,027	15,834	6,775	4,304
Other income (expense):
Change in fair value of option liability	—	—	339	—
Gain on Extinguishment of Note Payable	—	—	—	1,001
Interest income (expense)	44	—	—	(355)
Net loss	$(24,983)	$(15,834)	$(6,436)	$(3,658)
Less: Accretion and dividends on convertible preferred stock	(4,320)	(2,824)	(2,324)	(6,142)
Net loss attributable to common stockholders	$(29,303)	$(18,658)	$(8,760)	$(9,800)
Net loss per share attributable to common stockholders, basic and diluted	$5.85	$(291.00)	$(4,408.65)	$(5,603.23)
Common shares used to compute basic and diluted net loss per share attributable to common stockholders	5,010,323	64,131	1,987	1,749

	At December 31,
	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$89,713	$9,319	$23,182	$13,266
Total assets	90,917	9,825	23,684	13,706
Total liabilities	5,901	2,499	1,145	4,364
Convertible preferred stock	—	55,277	52,453	33,710
Common stock	21	—	—	—
Additional paid-in capital	161,518	—	890	—
Accumulated deficit	(76,523)	(47,951)	(30,804)	(24,368)
Total stockholders’ (deficit) equity	85,016	(47,951)	(29,914)	(24,368)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results together with the section entitled “Selected Financial Data” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" section in Part I Item IA.

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

Our operations have focused on developing our understanding of and capabilities in microRNA biology, identifying potential product candidates, undertaking preclinical studies, initiating and conducting a clinical trial, protecting and enhancing our intellectual property estate and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through the private placement of convertible preferred stock, federal and state government grants, offerings of our common stock, and support from our former parent company, Asuragen. From our inception through December 31, 2015, we have raised an aggregate of approximately $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million from a public offering of our common stock, $16.8 million from a private placement of our common stock and $11.9 million was from federal and state grants.

Since our inception, we have incurred significant operating losses. Our net loss was $25.0 million for the year ended December 31, 2015. At December 31, 2015, we had an accumulated deficit of $76.5 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we conduct clinical trials for MRX34 and other product candidates; manufacture clinical trial materials; continue to discover, validate and develop additional novel product candidates; expand and protect our intellectual property portfolio; and hire additional development and scientific personnel.

Fiscal Year 2015 and Other Recent Highlights

In March and April of 2015, we issued an aggregate of 4,559,675 shares of our Series D convertible preferred stock at a price per share of $9.17. We received aggregate gross consideration of approximately $41.8 million.

On September 30, 2015, our registration statement on Form S-1 relating to our initial public offering (“IPO”) of common stock became effective. Our IPO closed on October 6, 2015 and we issued and sold 6,250,000 shares of our common stock at an initial price of $7.00 per share of common stock.  On October 9, 2015, we closed the offering of an additional 704,962 shares issued pursuant to the partial exercise by the underwriters of their over-allotment option. We received cash proceeds of approximately $43.7 million from our IPO, net of underwriting discounts and commissions and offering costs paid by us.

On October 5, 2015, we issued 2,395,010 shares of common stock in a private placement at a price of $7.00 per share. Net proceeds from the private placement were approximately $16.6 million, net of estimated offering costs payable by us.

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

These research and development costs are expensed as incurred. In certain circumstances, we will make nonrefundable advance payments to purchase goods and services for future use pursuant to contractual arrangements. In those instances, we defer and recognize an expense in the period that we receive or consume the goods or services.

The Company records upfront and milestone payments made to third parties under licensing arrangements as an expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

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

In August 2010, we received a $10.3 million commercialization award from the State of Texas through the Cancer Prevention and Research Institute of Texas, or CPRIT. The CPRIT grant was a three‑year award that was funded annually, and funding of the grant was completed in January 2014. At December 31, 2015, all proceeds from this grant had been recognized. We accounted for advances received for the award as deferred grant reimbursement. Under the terms of the award, we are required to pay to CPRIT a portion of our revenues from sales of certain products by us, or received from our licensees or sublicensees, at a percentage in the low single digits until the aggregate amount of such payments equals a specified multiple of the grant amount, and thereafter at a rate of less than one percent, subject to our right, under certain circumstances, to make a one‑time payment in a specified amount to CPRIT to buy out such payment obligations. In addition, in September 2015, we entered into a new grant contract with CPRIT in connection with an award of approximately $16.8 million in the form of a concurrent private placement of shares of our common stock at a price per share equal to the IPO price of $7.00.

At December 31, 2015, we had one National Institutes of Health, or NIH, grant ongoing with approximately $59,000 incurred and approximately $166,000 still to be incurred on the grant.

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

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to stock‑based compensation and clinical trial and pre-clinical study accruals. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the Notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Stock-Based Compensation

We estimate the fair value of our stock‑based awards to employees using the Black‑Scholes option‑pricing model, which requires the input of several assumptions, including: (1) the expected volatility of our stock; (2) the expected term of the award; (3) the risk‑free interest rate; and (4) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company‑specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including enterprise value, risk profiles, position within the industry and historical share price information, sufficient to meet the expected life of the stock‑based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock‑based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk‑free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

We are also required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre‑vesting option forfeitures and record stock‑based compensation expense only for those awards that are expected to vest. Stock‑based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. We expect the impact of our stock based compensation expense for stock options to grow in future periods due to the potential increases in headcount and the value of our common stock.

Clinical Trial and Pre-Clinical Study Accruals

We estimate pre-clinical study and clinical trial expenses pursuant to contracts with research institutions and contract research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on estimates of the level of service performed and the underlying agreement. Further, we accrue expenses related to clinical trials based on the level of patient enrollment and other activities according to the related agreements. We monitor patient enrollment levels and other activities to the extent reasonably possible and adjust estimates accordingly.

Results of Operations

Comparison of years ended December 31, 2015 and 2014:

	Year Ended
	December 31,		Dollar
	2015	2014	Change	% Change
	(in thousands)
Statement of operations data:
Operating expenses:
Research and development, before grant reimbursement	$19,405	$10,626	$8,779	82.6%
Less grant reimbursement	(458)	(81)	(377)	465.4%
Research and development	18,947	10,545	8,402	79.7%
General and administrative	6,080	3,369	2,711	80.5%
Write off of offering expenses	—	1,920	(1,920)	(100.0)%
Interest (income)	(44)	—	(44)	100.0%
Net loss	$24,983	$15,834	$9,149	57.8%

Research and Development Expenses

Research and development spending, prior to the offset of grant reimbursements, was $19.4 million for the year ended December 31, 2015, which was an increase of approximately $8.8 million, or 83%, compared to research and development spending, prior to the offset of grant reimbursements, of $10.6 million for the year ended December 31, 2014. After giving effect to the offset of grant reimbursements, research and development expenses were $18.9 million for the year ended December 31, 2015, which was an increase of $8.4 million, or 80%, compared to research and development expenses of approximately $10.5 million for the year ended December 31, 2014. The increase in the year ended December 31, 2015 was primarily due to increased clinical trial costs related to our Phase 1 clinical trial, including a higher number of patients, additional investigator sites and additional drug costs related to the increased trial activity; and increased personnel costs due to increases in personnel and compensation, and increased intellectual property and licensing costs.

Research and development spending was partially offset by approximately $458,000 of grant reimbursements for the year ended December 31, 2015, compared to reimbursement of approximately $81,000 for the same period in 2014. The increase was due to a higher volume of work being performed on the research funded by the federal grants.

General and Administrative Expenses

General and administrative expenses were approximately $6.1 million for the year ended December 31, 2015, which was an increase of approximately $2.7 million, or 81%, compared to the same period in 2014. General and administrative expenses increased primarily due to increased personnel related expenses, higher outside professional costs, consulting and recruiting costs.

Write Off of Offering Costs

The Company deferred costs incurred for a planned initial public offering through August 2014, which included legal, audit, tax and other professional fees. The IPO was delayed and, as a result, the Company recorded a write-off of deferred offering costs of $1.9 million during the year ended December 31, 2014. Deferred offering costs incurred through December 31, 2015 have been recorded as a reduction of proceeds from a concurrent private placement and the IPO.

Comparison of year ended December 31, 2014 and 2013:

	Year Ended
	December 31,		Dollar
	2014	2013	Change	% Change
			(in thousands)
Statement of operations data:
Operating expenses:
Research and development, before grant reimbursement	$10,626	$8,241	$2,385	28.9%
Less grant reimbursement	(81)	(3,850)	3,769	(97.9)%
Research and development	10,545	4,391	6,154	140.2%
General and administrative	3,369	2,384	985	41.3%
Write off of offering expenses	1,920	—	1,920
Other income (expense):
Change in fair value of option liability	—	(339)	339	(100.0)%
Net loss	$15,834	$6,436	$(9,398)	(146.0)%

Research and Development Expenses

Research and development expenses were $10.5 million for the year ended December 31, 2014, which was an increase of $6.2 million, or 140%, compared to research and development expenses of $4.4 million for the year ended December 31, 2013. The net change was due to an increase in overall research and development spending and a significant reduction in grant reimbursement from the prior year.

Research and development spending, prior to offset by grant reimbursement, was $10.6 million for the year ended December 31, 2014, which was an increase of $2.4 million, or 29%, compared to research and development spending of $8.2 million for the year ended December 31, 2013. The increase in research and development spending in 2014 was primarily due to the increased costs for clinical trials. The initiation of our Phase 1 clinical trial was in April 2013. In 2014, the clinical trial costs increased as a result of a full year of clinical trial costs and expansion of testing for additional indications, additional investigator sites, expansion of the trial to overseas locations and a related increase in clinical trial drug costs. The increase was also due to an increase in intellectual property spending. The increases in overall research and development spending were partially offset by lower licensing costs in 2014.

We offset research and development expenses by approximately $81,000 for the year ended December 31, 2014. This was a decrease from the $3.9 million of grant proceeds received for the year ended December 31, 2013 of approximately $3.8 million, or 98%. The reduction in grant reimbursements was due to the completion of the allowable expense provided for by the grant by the Cancer Prevention and Research Institute of Texas, or CPRIT, during the fourth quarter of 2013.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the year ended December 31, 2014, which was an increase of approximately $1.0 million, or 41%, compared to general and administrative expenses of $2.4 million for the year ended December 31, 2013. The increase year over year was due to increases in headcount and the related salaries and benefits, increases in legal and other professional fees, and general overall spending related to increase activities.

Write-off of Offering Expenses

In August 2014, a proposed offering was delayed and the deferred offering costs for that offering, which consisted of direct incremental legal and professional accounting fees related to that offering, in the amount of $1.9 million were expensed.

Change in Fair Value of Option Liability

In October 2012, we completed an initial closing of an offering of Series C convertible preferred stock. The purchasers of the convertible preferred stock in the initial closing received an option to participate in the second closing for the same number of shares and at the same price as the initial closing. At the time of the initial closing, the fair value of this option to participate in the second closing was calculated using an option pricing model, and the effect of this non-cash accounting adjustment was to record an option liability on the balance sheet for the fair value that was calculated. The option liability is marked to fair value at each reporting period and any changes in fair value are recorded in the statement of operations.

When the second closing of the Series C convertible preferred stock was completed in December 2013, we had a one-time non-cash gain on the change in the fair value of the option and the balance of the option liability was reclassified to additional paid-in capital.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

Since inception, our operations have been financed primarily through proceeds of $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million from a public offering of our common stock, $16.8 million from a private placement of our common stock and $11.9 million was from federal and state grants.

At December 31, 2015, we had $89.7 million of cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

On March 31, 2015, April 7, 2015 and April 21, 2015, we issued an aggregate of 4,559,675 shares of our Series D convertible preferred stock at a price per share of $9.17.   We received aggregate gross consideration of approximately $41.8 million.

On September 30, 2015, our Form S-1 (File No. 333-206544), as amended, relating to our IPO was declared effective by the Securities and Exchange Commission, and on October 6, 2015 and on October 9, 2015, we issued an aggregate of 6,954,962 shares of common stock at an offering price of $7.00 per share.

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

We believe that our existing cash and cash equivalents as of December 31, 2015, is sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward‑looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our lead product and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the costs and timing of hiring new employees to support our continued growth;

•	the costs and timing of procuring clinical supplies of our product candidates; and

•	the extent to which we acquire or invest in businesses, products or technologies.

The following table shows a summary of our cash flows for the year ended December 31, 2015 and 2014:

	Year Ended
	December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,135)	$(13,970)	$(6,496)
Investing activities	(251)	(102)	(7)
Financing activities	101,780	209	16,419
Net increase (decrease)	$80,394	$(13,863)	$9,916

Operating Activities

Net cash used in operating activities was $21.1 million and $14.0 million for the year ended December 31, 2015 and 2014, respectively. The increase in overall spending for operating activities of approximately $7.1 million was due to increased headcount and personnel expenses, increased spending for clinical trials and intellectual property related expenses and higher license fees for 2015.  The increase was partially offset by the one-time write-off of IPO offering-related costs in August 2014.

Net cash used in operating activities was $14.0 million and $6.5 million for the year ended December 31, 2014 and 2013, respectively. The increase in overall spending for operating activities of approximately $7.5 million was due to increased headcount and personnel expenses, increased spending for clinical trials and intellectual property related expenses. The increase was also caused by the lower grant payment from CPRIT, with an annual payment made in 2013.

Investing Activities

The net cash used in investing activities for the periods presented relates entirely to the purchases of property and equipment, primarily computer and lab equipment. For the year ended December 31, 2015, 2014, and 2013, total amounts spent on the purchase of fixed assets were approximately $313,000,  $102,000,  and $7,000 respectively.

Financing Activities

Net cash provided by financing activities was approximately $101.7 million for the year ended December 31, 2015, which was due to the offering of our Series D convertible preferred stock and our IPO and concurrent private placement. For the year ended December 31, 2014, approximately $67,000 of net cash provided by financing activities was due to the exercise of stock options.

Net cash provided by financing activities was approximately $209,000 for the year ended December 31, 2014, which was due to the exercise of stock options. For the year ended December 31, 2013 net cash provided by financing activities of $16.4 million was due to the net proceeds from the second funding round of our Series C convertible preferred stock. The initial funding of the Series C convertible preferred stock was in October 2012 and the second funding was in December 2013.

Contractual Obligations and Commitments

 In October 2014, we entered into a sublease agreement and amended an agreement with Asuragen under which we share space with Asuragen and Asuragen provides certain services to us. These services currently include facilities-related services, warehouse services, shipping and receiving and other services. Each of the services agreement and sublease agreement expires in August 2016. As of December 31, 2015, the remaining commitments for payments under the services agreement and the sublease agreement through 2016 total approximately $322,000 and $59,000, respectively. There are no further payment commitments under either agreement.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Segment Information

We have one primary business activity and operate as one reportable segment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. At December 31, 2015, we had cash and cash equivalents of $89.7 million, consisting of interest‑bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and the low risk profile of our investments, we do not believe a change in interest rates would have a material effect on the fair market value of our cash equivalents.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of Mirna Therapeutics, Inc. and the Reports of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Mirna Therapeutics, Inc.

We have audited the accompanying balance sheets of Mirna Therapeutics, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirna Therapeutics, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Austin, Texas

March 29, 2016

MIRNA THERAPEUTICS, INC.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$89,713	$9,319
Grant reimbursement and other receivables	36	155
Prepaid expenses and other current assets	793	143
Total current assets	90,542	9,617
Property and equipment, net	375	116
Deferred offering costs	—	92
Total assets	$90,917	$9,825
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3,687	$871
Accrued expenses	2,214	1,628
Total liabilities	5,901	2,499
Commitments and contingencies (Note 13)
Convertible preferred stock, $0.001 par value; 0 shares and 84,000,783 shares authorized at December 31, 2015 and 2014;
Series A: 3,192,083 shares designated at December 31, 2014; 0 shares and 212,754 shares issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation preference of $0 and $6.4 million at December 31, 2015 and 2014, respectively	—	6,384
Series B: 540,341 shares designated at December 31, 2014; 0 shares and 36,019 shares issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation preference of $0 and $1.5 million at December 31, 2015 and 2014, respectively	—	1,500
Series B- 1: 10,914,947 shares designated at December 31, 2014; 0 shares and 727,643 shares issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation preference of $0 and $7.5 million at December 31, 2015 and 2014, respectively	—	7,498
Series C: 69,353,712 shares designated at December 31, 2014; 0 shares and 4,623,523 shares issued and outstanding at December 31, 2015 and 2014, respectively; aggregate liquidation preference of $0 and $39.9 million at December 31, 2015 and 2014, respectively	—	39,895
Series D: 73,649,755 shares designated at December 31, 2014; No shares issued and outstanding at December 31, 2015 and 2014	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 and 0 shares authorized at December 31, 2015 and 2014; 0 shares outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at December 31, 2015; 95,000,000 shares authorized at December 31, 2014; 20,830,555 shares issued and outstanding at December 31, 2015; 83,325 shares issued and outstanding at December 31, 2014	21	—
Additional paid in capital	161,518	—
Accumulated deficit	(76,523)	(47,951)
Total stockholders’ (equity) deficit	85,016	(47,951)
Total liabilities, convertible preferred stock and stockholders’ (equity) deficit	$90,917	$9,825

MIRNA THERAPEUTICS, INC.

Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013

Operating expenses:
Research and development	$18,947	$10,545	$4,391
General and administrative	6,080	3,369	2,384
Write-off of offering costs	—	1,920	—
Total operating expenses	25,027	15,834	6,775
Other income:
Change in fair value of option liability	—	—	339
Interest income	44	—	—
Total other income	44	—	339
Net loss	$(24,983)	$(15,834)	$(6,436)
Less: Accretion and dividends on convertible preferred stock	(4,320)	(2,824)	(2,324)
Net loss attributable to common stockholders	$(29,303)	$(18,658)	$(8,760)
Net loss per share attributable to common stockholders—basic and diluted	$(5.85)	$(291.00)	$(4,408.65)
Common shares used to compute basic and diluted net loss per share attributable to common stockholders	5,010,323	64,131	1,987

MIRNA THERAPEUTICS, INC.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at January 1, 2013	1,835	$—	$—	$(24,368)	$(24,368)
Exercise of stock options	226	—	1	—	1
Stock-based compensation	—	—	163	—	163
Reclassification of option liability	—	—	3,050	—	3,050
Accretion of convertible preferred stock	—	—	(831)	—	(831)
Series C dividends	—	—	(1,493)	—	(1,493)
Net loss	—	—	—	(6,436)	(6,436)
Balance at December 31, 2013	2,061	—	890	(30,804)	(29,914)
Exercise of stock options	80,816	—	209	—	209
Issuance of common stock	448	—	4	—	4
Stock-based compensation	—	—	408	—	408
Series C dividends	—	—	(1,511)	(1,313)	(2,824)
Net loss	—	—	—	(15,834)	(15,834)
Balance at December 31, 2014	83,325	—	—	(47,951)	(47,951)
Exercise of stock options	28,516	1	66	—	67
Stock-based compensation	—	—	985	—	985
Accretion of convertible preferred stock	—	—	(180)	(269)	(449)
Series C and Series D dividends	—	—	(551)	(3,320)	(3,871)
Conversion of preferred stock	11,368,742	11	100,927	—	100,938
Initial public offerings of common stock, net of offering costs of $5,021	6,954,962	7	43,657	—	43,664
Issuance of common stock in private placement concurrently with initial public offering, net of offering costs of $149	2,395,010	2	16,614	—	16,616
Net loss	—	—	—	(24,983)	(24,983)
Balance at December 31, 2015	20,830,555	$21	$161,518	$(76,523)	$85,016

MIRNA THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013

Operating activities
Net loss	$(24,983)	$(15,834)	$(6,436)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	35	36
Stock-based compensation	985	408	163
Issuance of stock for services	—	4	—
Change in fair value of option liability	—	—	(339)
Changes in operating assets and liabilities:
Grant reimbursement and other receivables	119	40	121
Prepaid expenses and other current assets	(650)	(99)	2
Deferred offering costs	—	105	(197)
Other noncurrent assets	—	17	(17)
Accounts payable	2,816	189	(132)
Accrued expenses	524	1,165	303
Net cash used in operating activities	(21,135)	(13,970)	(6,496)
Investing activities
Purchase of property and equipment	(251)	(102)	(7)
Net cash used in investing activities	(251)	(102)	(7)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	41,433	—	16,418
Proceeds from the issuance of common stock, net of issuance costs	60,280	—	—
Proceeds from the exercise of stock options	67	209	1
Cash provided by financing activities	101,780	209	16,419
Net increase (decrease) in cash and cash equivalents	80,394	(13,863)	9,916
Cash and cash equivalents at beginning of period	9,319	23,182	13,266
Cash and cash equivalents at end of period	$89,713	$9,319	$23,182

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock	$100,938	$—	$—

MIRNA THERAPEUTICS, INC.

Notes to Financial Statements

1. Organization

Mirna Therapeutics, Inc. (“Mirna” or “the Company”) is a clinical stage biopharmaceutical company developing a broad pipeline of microRNA‑based oncology therapeutics. The Company was incorporated in Delaware in December 2007 as a wholly‑owned subsidiary of Asuragen, Inc. (“Asuragen”) and was spun out to existing Asuragen stockholders in December 2009. The Company is located in Austin, Texas.

In connection with the completion of its initial public offering (“IPO”), on October 6, 2015, the Company filed an amended and restated certificate of incorporation and bylaws, which, among other things, authorizes 250,000,000 shares of common stock and 5,000,000 shares of preferred stock.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Prior to the IPO on October 6, 2015, the Company utilized significant estimates and assumptions in determining the fair value of its common stock. The board of directors determined the estimated fair value of the Company’s common stock based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which the Company sold shares of convertible preferred stock, the superior rights and preferences of securities senior to its common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company.

Prior to its IPO, the Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants, or AICPA, Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the AICPA Practice Aid, to estimate the fair value of its common stock. The methodologies included the Option Pricing Method utilizing the Backsolve Method (a form of the market approach defined in the AICPA Practice Aid) and the Probability‑Weighted Expected Return Method based upon the probability of occurrence of certain future liquidity events such as an initial public offering or sale of the Company. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

Liquidity

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents of $89.7 million at December 31, 2015, will enable the Company to maintain its current and planned operations for the next twelve months.

Research and development costs

Research and development costs consist of costs we incur for our own research and development activities and for preclinical studies and clinical trials. Research and development costs include salaries and personnel‑related costs, consulting fees, fees paid for contract research services, the costs of laboratory equipment and facilities, license fees and other external costs. These research and development costs are expensed when incurred.

The Company records upfront and milestone payments made to third parties under licensing arrangements as an expense. Upfront payments are recorded when incurred and milestone payments are recorded when the specific milestone has been achieved.

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

Clinical Trial and Pre-Clinical Study Accruals

The Company estimates pre-clinical study and clinical trial expenses pursuant to contracts with research institutions and contract research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on estimates of the level of service performed and the underlying agreement. Further, the Company accrues expenses related to clinical trials based on the level of patient enrollment and other activities according to the related agreements. The Company monitors patient enrollment levels and other activities to the extent reasonably possible and adjusts estimates accordingly.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, the Company does not have any significant uncertain tax positions.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non‑owner sources. The Company had no items of other comprehensive loss for the years ended December 31, 2015, 2014 and 2013.

Cash and cash equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at fair value.

Concentrations of credit risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company holds these investments in highly‑rated financial institutions, and limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off‑balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Fair value measurements

The Company records money market funds at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

•

Level 2—Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3—Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The following table summarizes the money market funds measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Money market funds	$89,713	$—	$—	$89,713
Total	$89,713	$—	$—	$89,713

The following table summarizes the money market funds measured at fair value on a recurring basis as of December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3	Total
Money market funds	$9,319	$—	$—	$9,139
Total	$9,319	$—	$—	$9,139

The carrying amounts reflected in the balance sheets for cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2015 and 2014, due to their short‑term nature.

There have been no changes to the valuation methods during the years ended December 31, 2015 and 2014. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2015 or 2014.

Property and equipment

Property and equipment consist of laboratory equipment, computer equipment and software, leasehold improvements, furniture and fixtures and office equipment. Property and equipment are stated at cost and depreciated using the straight‑line method over the estimated useful lives of the respective assets:

● Laboratory equipment	5-7 years
● Computer equipment and software	3 years
● Leasehold improvements	shorter of asset’s useful life or remaining term of lease
● Furniture and fixtures	5 years
● Office equipment	5 years

Costs of major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to expense as incurred. Upon retirement or sale, the cost of the disposed asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.

Impairment of long‑lived assets

The Company periodically evaluates its long‑lived assets for potential impairment in accordance with ASC Topic 360, Property, Plant and Equipment. Potential impairment is assessed when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends and product development cycles. If impairments are identified, assets are written down to their estimated fair value. The Company has not recognized any impairment charges through December 31, 2015.

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

Segment and geographic information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the chief executive officer. The Company and the chief operating decision maker view the Company’s operations and manage its business as one operating segment. The Company operates in only one geographic segment.

Convertible preferred stock

Prior to the Company’s IPO, the Company initially recorded convertible preferred stock that could have been redeemed at the option of the holder or based upon the occurrence of events not under the Company’s control outside of stockholders’ deficit at the value of the proceeds received, net of issuance costs. Subsequently, the Company adjusted the carrying value to the redemption value at each reporting period. In the absence of retained earnings, these accretion charges were recorded against additional paid‑in capital, if any, and then to accumulated deficit. Upon completing the IPO, all shares of the Company’s convertible preferred stock then outstanding was converted into shares of our common stock.

Net loss per share attributable to common stockholders

Prior to the IPO, the Company used the two‑class method to compute net loss per common share attributable to common stockholders because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two‑class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Historically, holders of the Company’s Series A, Series B, Series B‑1, Series C and Series D convertible preferred stock were entitled, on a pari passu basis, to receive dividends when, as and if declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the common stock until such time as the total dividends paid on each share of Series C and Series D convertible preferred stock is equal to its cumulative dividends. The Series A, Series B and Series B‑1 convertible preferred stock would also be entitled to the dividend amount paid to common stockholders on an as‑if‑converted‑to‑common stock basis. As a result, all series of the Company’s convertible preferred stock were considered participating securities. All of the Company’s outstanding preferred stock was converted to common stock in connection with the IPO in October 2015.

Under the two‑class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted‑average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed by using the weighted‑average number of shares of common stock outstanding. Due to net losses for the years ended December 31, 2015, 2014, and 2013, basic and diluted net loss per share attributable to common stockholders were the same, as the effect of all potentially dilutive securities would have been anti‑dilutive.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of twelve months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently evaluating our expected adoption method and the impact of this new standard on our financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The standard requires all deferred income tax assets and liabilities to be classified as noncurrent within an entity’s consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Entities are also permitted to apply the revised guidance on either a prospective or retrospective basis. The Company early adopted this guidance on a prospective basis and has classified deferred income taxes in the consolidated balance sheets as noncurrent beginning with the period ended December 31, 2015. Adoption of this guidance did not affect the historical consolidated results of operations, financial position or liquidity.

In August 2014 the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We will adopt this standard in 2016.

3. Cancer Prevention and Research Institute of Texas Grant and Other Grants

In August 2010, the Company received a $10.3 million commercialization award from the State of Texas through the Cancer Prevention and Research Institute of Texas (“CPRIT”). CPRIT was established to expedite innovation and commercialization in the area of cancer research and to enhance access to evidence‑based prevention programs and services throughout the state. The commercialization award was a reimbursement grant and was terminated on January 31, 2014. The Company is obligated to make certain payments to CPRIT that survive termination. Under the terms of the award, the Company is required to pay to CPRIT a portion of its revenues from sales of certain products by the Company, or received from the Company’s licensees or sublicensees, at a percentage in the low single digits until the aggregate amount of such payments equals a specified multiple of the grant amount, and thereafter at a rate of less than one percent, subject to the Company’s right, under certain circumstances, to make a one‑time payment in a specified amount to CPRIT to buy out such payment obligations. At such time when the Company records revenues that are subject to royalties owed to CPRIT, the Company will record such royalties as cost of revenues in the period in which the related revenue is recorded. If the Company exercises its right to make a one‑time payment to CPRIT to buy out the royalty payment obligations, the Company will record the entire one‑time payment as cost of revenues in the period in which it exercises such right.

In September 2015, the Company entered into a new grant contract with CPRIT in connection with an award of approximately $16.8 million. This 2015 award has a three‑year term, subject to extension by mutual agreement by the Company and CPRIT. However, in contrast to the Company’s 2010 award, this 2015 award does not include any royalty obligation upon commercialization of the Company’s product candidates, nor is the Company required to repay the grant proceeds under specified circumstances. Instead, the 2015 award is in the form of an agreement by CPRIT to purchase $16.8 million of shares of common stock of the Company in a private placement concurrent with an initial public offering, subject to certain conditions, occurring prior to December 31, 2016, at the public offering price.  The private placement was completed in October 2015 with the issuance of 2,395,010 shares of the common stock at $7.00 per share.

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

Total government grants recognized as a reduction of research and development expenses during the years ended December 31, 2015, 2014, and 2013 were $458,000; $81,000 and $3,850,000, respectively.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Machinery, computers and equipment	$687	$373
Leasehold improvements	18	18
Accumulated depreciation	(330)	(275)
	$375	$116

Depreciation expense was $54,000, $35,000 and $36,000 in 2015, 2014 and 2013, respectively.

5. Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014

Compensation and related items	$1,151	$243
Professional fees	437	210
Clinical trial costs	489	551
Drug product costs	—	525
State franchise taxes	106	—
Other	31	99
	$2,214	$1,628

6. Convertible Preferred Stock

On various dates between March 31, 2015 and April 20, 2015, the Company completed two closings of an offering of the Company’s Series D convertible preferred stock (“Series D”). The Company issued 4,559,675 shares with gross proceeds totaling approximately $41.8 million.

In conjunction with the IPO, the Company’s Series A, Series B, Series B-1, Series C and Series D preferred stock was converted into an aggregate of 10,159,614 shares of the Company’s common stock on a 1-for-1 basis. In addition and in conjunction with the IPO, cumulative dividends on the Company’s Series C and Series D preferred stock, which totaled approximately $8.5 million, were paid in-kind, with a total of 1,209,128 shares of common stock issued to shareholders, which were calculated by dividing the cumulative dividends earned by the offering price per share of $7.00 in the IPO.

As of December 31, 2015, the Company had no outstanding convertible preferred stock.

Conversion

Prior to the IPO, the Series A, Series B, Series B‑1, Series C and Series D were convertible into common stock at any time at the option of the holders. The conversion price was initially set at the original issue price per share of the convertible preferred stock and was adjusted to prevent dilution for stock splits, combinations and dividends.

The Company’s convertible preferred stock would automatically convert into shares of common stock at the then‑applicable conversion price for each such series, immediately upon the closing of a firm underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, with minimum offering requirements.  The Company’s convertible preferred stock would also automatically convert upon an affirmative vote of at least a majority of the convertible preferred stockholders voting together as a single class on an as‑if converted basis.

Voting

Prior to the IPO, holders of the Company’s convertible preferred stock were entitled to voting rights equal to holders of common stock. Holders of the Company’s convertible preferred stock were also entitled to vote on certain matters with all shares of convertible preferred stock voting as a single class. Holders of the Company’s Series D convertible preferred stock were also entitled to vote on certain matters with all Series D shares voting as a single class.

Dividends

Prior to the IPO and subject to certain circumstances, holders of shares of Series C and shares of Series D were entitled to receive cumulative dividends at a rate per annum of 8%, payable in cash or in kind at the option of the holder of the stock.  Such dividends were payable in cash or in‑kind in the event of a liquidation, redemption or conversion. In the event of a conversion of the Series C shares and the Series D shares in connection with an initial public offering the cumulative dividends were only payable in‑kind.

Liquidation

        Prior to the IPO, in the event of any liquidation, dissolution or winding up of the affairs of the Company, merger or sale resulting in a change of control, or sale or license of all assets, the holders of the then-outstanding shares would receive an amount per share equal to the sum of $9.165, $7.635, $10.305, $31.59 and $19.95 per share of Series D, Series C, Series B-1, Series B and Series A, respectively, plus all accrued and/or declared but unpaid dividends, payable in preference and priority to any payments made to the holders of the then-outstanding preferred or common stock. In the event that the Series B-1 has been deemed converted to common stock prior to the liquidation amounts being paid to Series A or Series B holders, the amount per share to be received by the holders of the Series B and Series A would be adjusted to $41.64 and $30.00 per share, respectively.

Redemption

         Prior to the IPO, at any time after March 27, 2019, with a written request from at least sixty percent of the holders of the then-outstanding Series D, the Company would redeem the requested shares of the Series D at an amount equal to the original issue price, plus any accrued and/or declared but unpaid dividends, where the original purchase price is $9.165.

        Prior to the IPO, at any time after October 22, 2017, with a written request from the majority holders of the then-outstanding Series C, the Company would redeem the requested shares of the Series C at an amount equal to the original issue price, plus any accrued and/or declared but unpaid dividends, where the original purchase price is $7.635.

        The Series A and Series B were not entitled to any redemption rights. However, because a majority of the Company's outstanding stock is in the control of the convertible preferred stockholders who also control the Company's board of directors, a hostile takeover or other sale could have occurred outside the Company's control and thereby trigger a "deemed liquidation" and payment of liquidation preferences. Accordingly, the Company classified convertible preferred stock outside of stockholders' deficit for all periods presented.

        The Company adjusted the carrying value of the convertible preferred stock to the liquidation preferences of such shares at each reporting period end prior to the IPO. The change in carrying value of the convertible preferred stock was recorded as a charge to additional paid-capital, if any, and then to accumulated deficit.

Conversion of Preferred Stock and Accrued Dividends

Immediately prior to the closing of the IPO, each share of the Company’s outstanding preferred stock was converted into one share of common stock. In conjunction with the conversion, cumulative dividends on the Company’s Series C and Series D preferred stock were paid with in-kind in shares of common stock. The following table presents the conversion of preferred stock and accrued dividends paid in-kind into common stock on October 5, 2015:

	Prior to Conversion
	Preferred Shares	Paid-in-Kind Dividend Shares	Subsequent to Conversion
Convertible preferred stock
Series A	212,754		—
Series B	36,019		—
Series B-1	727,643		—
Series C	4,623,523	964,667	—
Series D	4,559,675	244,461
Total	10,159,614	1,209,128

Common stock	—	—	11,368,742

7. Shareholders’ Equity

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

The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. Cash dividends may not be declared or paid to holders of common stock until paid on each series of outstanding convertible preferred stock in accordance with their respective terms. As of December 31, 2015, no cash dividends have been declared or paid since the Company’s inception.

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

Offerings

In September 2015, the Company entered into a new grant contract with Cancer Prevention and Research Institute of Texas (“CPRIT”), as discussed in Note 3, in connection with an award of approximately $16.8 million. The 2015 award is in the form of an agreement by CPRIT to purchase $16.8 million of shares of common stock of the Company in a private placement concurrent with the initial public offering of the Company’s common stock. On October 5, 2015, CPRIT purchased 2,395,010 shares of the Company’s common stock at $7.00 per share.  Net proceeds from the private placement, after related transaction offering costs, were approximately $16.6 million.

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

8. Stock Option Plans

2008 Long Term Incentive Plan

During 2008, the Company adopted the 2008 Long Term Incentive Plan, which allows for incentive stock options for its employees and nonqualified stock options (inclusive of restricted stock units and stock appreciation rights) (the “2008 Plan”) for employees and nonemployees under which an aggregate of 330,582 stock options and stock purchase rights may be granted. In December 2013, the total amount available for grant under the 2008 Plan was increased by 224,200 to 554,782. In March 2014, the Company’s board of directors approved an increase of 115,153 shares available for grant pursuant to the 2008 Plan to 669,935. In March 2015, the total amount of available to grant under the 2008 Plan was increased in conjunction with the Company’s offering of Series D preferred stock by 391,650 shares to 1,061,585. Options under the 2008 Plan have a maximum life of 10 years. Options vest at various intervals, as determined by the Company’s board of directors at the date of grant.

2015 Equity Incentive Plan

In August 2015, the Company’s board of directors approved the 2015 Equity Incentive Award Plan, (the “2015 Plan”), which was effective in connection with the pricing of the IPO on September 30, 2015. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards. The 2015 Plan is the successor to the 2008 Plan and the 800,478 options outstanding in the 2008 Plan at December 31, 2015 may be transferred to the 2015 Plan if awards thereunder terminate, expire or lapse for any reason without the delivery of shares to the holder thereof. Under the 2015 Plan, 1,671,800 shares of the Company’s common stock will be initially authorized and reserved for issuance, and will be added to the outstanding shares transferred from the 2008 Plan for a total of 2,472,278 authorized for grant under the 2015 Plan at December 31, 2015.

2015 Employee Stock Purchase Plan

In August 2015, the Company’s board of directors approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which was effective in connection with the pricing of the IPO on September 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  There were no sales under the ESPP as of December 31, 2015. Shares available for future purchase under the ESPP were 167,180 at December 31, 2015.

Stock Option Activity

The Company’s stock option activity for the years ended December 31, 2015, 2014, and 2013 was as follows:

		Weighted‑
		Average	Weighted‑Average
	Number	Exercise	Contractual
	of Shares	Price	Life (years)
Outstanding at December 31, 2012	31,712	$7.50	5.84
Granted	329,323	1.95
Exercised	(226)	2.40
Forfeited/canceled	(5,976)	3.50
Outstanding at December 31, 2013	354,833	2.40	8.80
Granted	234,447	8.10
Exercised	(80,816)	2.40
Forfeited/canceled	(7,553)	4.7
Outstanding at December 31, 2014	500,911	4.95	8.52
Granted	1,057,082	6.82
Exercised	(28,516)	2.36
Forfeited/canceled	(18)	7.50
Outstanding at December 31, 2015	1,529,459	$6.29	9.00
Options exercisable at December 31, 2015	356,661	$4.56	7.61

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $160,000, $383,000, and $440,000, respectively. The intrinsic value of options exercisable and total options outstanding at December 31, 2015 was $820,000 and $985,000, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $858,000,  $198,000 and $132,000, respectively.

Stock Based Compensation Expense

Total stock‑based compensation expense was allocated as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013

Research and development expense	$306	$110	$55
General and administrative expense	679	298	108
	$985	$408	$163

There was approximately $5.2 million of unrecognized compensation cost related to the stock options granted under the 2015 Plan, which is expected to be amortized over the next 3.8 years. There were no restricted stock units or stock appreciation rights granted under the 2015 Plans of December 31, 2015.

The fair value of each stock option award is estimated on the date of grant using the Black‑Scholes option‑pricing model that uses the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of similar companies. The Company has limited stock option exercise information. Accordingly, the expected term of stock options granted was calculated using the simplified method, which represents the average of the contractual term of the stock option and the weighted‑average vesting period of the stock option. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk‑free rate for periods within the expected life of the stock option is based upon the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used in the Black‑Scholes option‑pricing model for stock option grants during the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013

Expected life (in years)	5.9 - 6.7	5.8 - 6.1	5.6 - 6.1
Risk‑free interest rate	1.54% - 1.98%	1.8% - 2.8%	0.9% - 2.0%
Expected volatility	77.5% - 84.7%	75.3% - 85.4%	74.7% - 76.2%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$4.73	$5.40	$1.95

No related tax benefits were recognized for the years ended December 31, 2015, 2014 or 2013.

9. Income Taxes

The Company recorded no provision for income taxes as of December 31, 2015 due to reported net losses since inception.

A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013

Income tax benefit computed at federal statutory tax rate	$(8,494)	$(5,383)	$(2,188)
Change in valuation allowance	9,002	5,675	2,264
General business credits	(661)	(386)	(32)
Change in fair value of option liability	—	—	(115)
Other	153	94	71
Total	$—	$—	$—

The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. During the year ended December 31, 2015, the valuation allowance increased by $9.0 million. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014

Net operating loss carryforwards	$19,562	$12,414
Depreciation and amortization	1,207	507
Stock‑based compensation	260	71
Credit carryforwards	1,147	444
Prepaid expenses	—	(49)
Accrued liabilities	264	30
Total deferred tax assets	22,440	13,417
Valuation allowance	(22,440)	(13,417)
Net deferred tax asset	$—	$—

As of December 31, 2015 and 2014, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $57.5 million and $36.5 million, respectively. As of December 31, 2015 and 2014, the Company also had available research and development tax credits for federal income tax purposes of approximately $985,000 and $405,000, respectively. If not utilized, these carryforwards expire at various dates beginning in 2028. As of December 31, 2015, the Company had state research and development tax credit carryforwards of approximately $162,000, which will begin to expire in 2024 if not utilized.

Utilization of the NOL carryforwards and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL carryforwards and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% shareholders in the stock of a corporation by more than 50 percentage points in the aggregate over a three‑year period. The Company has not performed a study to determine whether any ownership change has occurred since the Company’s formation through December 31, 2015. However, the Company believes that it has experienced at least one ownership change in the past and that it may experience additional ownership changes as a result of subsequent shifts in its stock ownership. Should there be an ownership change that has occurred or will occur, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. As of December 31, 2015 and 2014, the Company had no unrecognized tax benefits.  During the years ended December 31, 2015 and 2014, the Company had no interest and penalties related to income taxes.

The Company files income tax returns in the U.S. federal and Texas jurisdictions. As of December 31, 2015, the statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for the 2012 and subsequent tax years, although carryforward attributes that were generated for tax years prior to then may still be adjusted upon examination by the IRS if they either have been, or will be, used in a future period. The 2011 and subsequent tax years remain open and subject to examination by the State of Texas. There are currently no federal or state income tax audits in progress.

10. Shared Services Agreement with Asuragen

On November 3, 2009, the Company entered into an agreement with Asuragen under which Asuragen shares space with and provides services to the Company in support of the Company’s business. Such services have included human resources, finance and accounting, information technology, purchasing, shipping and receiving, equipment use, and various facility expenses. The Company pays Asuragen a monthly service fee for the services provided by Asuragen to the Company, which does not include direct charges incurred by Asuragen on behalf of the Company. The Company paid Asuragen approximately $490,000, $506,000 and $908,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

On October 31, 2014, the Company entered into a sublease agreement with Asuragen for use of office, laboratory and shared space. Total rent expense was approximately $89,000 and $15,000 for the year ended December 31, 2015 and 2014, respectively. Both the lease and the shared service agreements expire on August 31, 2016, with the ability by either party to terminate with six months’ notice.

11. Retirement Plan

The Company sponsors a defined contribution plan that provides all eligible employees an opportunity to accumulate funds for retirement. Employees who have completed 90 days of service and are at least 21 years of age may contribute to this plan, and these contributions are matched by the employer on a basis that is determined annually by the Company’s board of directors. The Company may also make profit sharing contributions to the plan. Employer contributions for 2015, 2014 and 2013 were approximately $117,000, $91,000 and $64,000, respectively.

12. License agreements

Rosetta Genomics Ltd.

In December 2015, the Company entered into a Patent License Agreement (the “License Agreement”) with Rosetta Genomics Ltd. (“Rosetta”), licensing to the Company certain patents owned or controlled by Rosetta as specified in the License Agreement. Under the License Agreement, Rosetta has granted the Company a non-assignable, non- transferable, worldwide license for certain patents in connection with the development and commercialization of products that relate to the tumor suppressor microRNA MIR-34 (“Products”). This license is exclusive with respect to Products that relate to MRX34, the Company’s lead product candidate and non-exclusive for products that are not related.

Under the License Agreement, the Company paid Rosetta an up-front, non- refundable payment of $1.6 million in January 2016. The Company shall also be obligated to pay low single- digit royalties on net sales of Products, as well as royalties on sublicense revenues. Certain development and regulatory milestone payments totaling $3 million may also be payable in connection with specified types of Products, upon the achievement of certain development and/ or regulatory milestone events.

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

The Company has cumulatively paid Marina approximately $2.1 million through December 31, 2015 in up‑front and milestone payments and as consideration for the inclusion within the license of four additional microRNA compounds. As the Company progresses with respect to development and commercialization of its products, the Company will be required to make payments to Marina based upon the achievement of certain development and regulatory milestones, totaling up to $6 million in the aggregate for each licensed product. The Company has agreed to pay up to an additional $4 million per licensed product upon the achievement of certain regulatory milestones for a specified number of additional indications, leading to a maximum cap on all milestone payments of $10 million per product. The exception to this is for the Company’s lead therapeutic product, MRX34, where the aggregate of all remaining development and regulatory milestone payments due to Marina, including for all additional indications, is $4.0 million.

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

13. Commitments and Contingencies

Shared Services Agreement

Pursuant to a shared services agreement and sublease with Asuragen, the Company has remaining commitments for payments in 2016 of approximately $381,000 for shares services and rent under the Shared Services Agreement and Sublease Agreement with Asuragen. (see Note 10)

Legal Contingencies

The Company does not currently have any contingencies related to ongoing legal matters.

14. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013

Net loss	$(24,983)	$(15,834)	$(6,436)
Accretion of convertible preferred stock to redemption value	(449)	—	(831)
Accrued dividends on convertible preferred stock	(3,871)	(2,824)	(1,493)
Net loss attributable to common stockholders—basic and diluted	(29,303)	(18,658)	(8,760)
Weighted-average number of common shares—basic and diluted	5,010,323	64,131	1,987
Net loss per share attributable to common stockholders—basic and diluted	$(5.85)	$(291.00)	$(4,408.65)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if‑converted method, have been excluded from the computation of diluted weighted‑average common shares outstanding, because including them would have had an anti‑dilutive effect due to the losses reported.

	December 31,
	2015	2014	2013

Convertible preferred stock	7,921,490	5,599,939	5,599,939
Stock options	1,529,459	500,911	354,834
	9,450,949	6,100,850	5,954,773

15. Selected Quarterly Data (unaudited)

The following table contains quarterly financial information for 2015 and 2014. The operating results for any quarter are not necessary indicative of results for any future period.

	2015 Quarter Ended
	December 31	September 30	June 30	March 31

Operating Expenses:
Research and Development	$6,363	$4,683	$4,499	$3,402
General and Administrative	2,462	1,556	1,185	877
Total operating expenses	8,825	6,239	5,684	4,279
Other (income)	(36)	(8)	—	—
Net loss	(8,789)	(6,231)	(5,684)	(4,279)
Net loss attributable to common stockholders	(8,890)	(7,785)	(7,229)	(5,397)

	2014 Quarter Ended
	December 31	September 30	June 30	March 31

Operating Expenses:
Research and Development	$3,501	$2,788	$2,068	$2,188
General and Administrative	877	715	929	848
Write-off of offering costs	—	1,920	—	—
Total operating expenses	4,378	5,423	2,997	3,036
Other (income)	—	—	—	—
Net loss	(4,378)	(5,423)	(2,997)	(3,036)
Net loss attributable to common stockholders	(5,090)	(6,135)	(3,701)	(3,732)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the applicable information set forth in “Election of Directors,” “Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the applicable information set forth in “Corporate Governance,” “Non-Employee Director Compensation” and “Executive Compensation” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the applicable information set forth in “Security Ownership of Certain Beneficial Owners and Management” and “Equity Plan Compensation Information” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the applicable information set forth in “Certain Relationships and Related Party Transactions” and “Corporate Governance” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the applicable information set forth in “Ratification of Selection of Independent Registered Accounting Firm” which will be included in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Reference is made to the Index to consolidated financial statements of Mirna Therapeutics, Inc. under Item 8 of Part II hereof.

2.	Financial Statement Schedule:

All schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the consolidated financial statements and notes thereto in Part II, Item 8 above.

3.	Exhibits

See Exhibit Index immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIRNA THERAPEUTICS, INC.
(Registrant)

Date: March 29, 2016	/s/ Paul Lammers
Paul Lammers, M.D., M.Sc. Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2016	/s/ Alan Fuhrman
Alan Fuhrman Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Paul Lammers, Alan Fuhrman and Jon Irvin his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his/her name.

Pursuant to the requirements of the Securities Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Lammers	Director, President and Chief Executive Officer	March 29, 2016
Paul Lammers, M.D., M.Sc.	(Principal Executive Officer)

/s/ Alan Fuhrman	Chief Financial Officer	March 29, 2016
Alan Fuhrman	(Principal Financial Officer)

/s/ Jon Irvin	Vice President of Finance	March 29, 2016
Jon Irvin	(Principal Accounting Officer)

/s/ Michael Powell	Chairman of the Board	March 29, 2016
Michael Powell, Ph.D.

/s/ Lawrence M. Alleva	Director	March 29, 2016
Lawrence M. Alleva

/s/ Elaine V. Jones	Director	March 29, 2016
Elaine V. Jones, Ph.D.

/s/ Edward Mathers	Director	March 29, 2016
Edward Mathers

/s/ Clay Siegall	Director	March 29, 2016
Clay Siegall, Ph.D.

/s/ Matthew Winkler	Director	March 29, 2016
Matthew Winkler, Ph.D.

/s/ Peter Greenleaf	Director	March 29, 2016
Peter Greenleaf

Exhibit Index

Exhibit Number	Exhibit Description	Incorporated by Reference Form	Date	Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	10/06/2015	3.1
3.2	Amended and Restated Bylaws	8-K	10/06/2015	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	09/18/2015	4.2
10.1	Third Amended and Restated Investor Rights Agreement, dated as of March 31, 2015, by and among Mirna Therapeutics, Inc. and certain of its stockholders.	S-1/A	09/11/2015	4.3
10.2	Registration Rights Agreement, dated October 5, 2015, by and between Mirna Therapeutics, Inc. and the Cancer Prevention and Research Institute of Texas.	8-K	10/5/2015	4.1
10.3(A)	Services Agreement, dated January 1, 2013, by and between Mirna Therapeutics, Inc. and Asuragen, Inc.	S-1/A	08/24/2015	10.1(A)
10.3(B)	Amendment No. 1 to the Services Agreement, dated October 31, 2014, by and between Mirna Therapeutics, Inc. and Asuragen, Inc.	S-1/A	08/24/2015	10.1(B)
10.4(A)†	Cross License Agreement, dated November 3, 2009, by and between Mirna Therapeutics, Inc. and Asuragen, Inc.	S-1/A	08/24/2015	10.2(A)
10.4(B)†	First Amendment to the Cross License Agreement, dated September 28, 2012, by and between Mirna Therapeutics, Inc. and Asuragen, Inc.	S-1/A	08/24/2015	10.2(B)
10.5(A)†	License Agreement, dated December 22, 2011, by and between Mirna Therapeutics, Inc. and Marina Biotech, Inc.	S-1/A	09/11/2015	10.3(A)
10.5(B)†	Side Letter to License Agreement, dated December 22, 2011, by and between Mirna Therapeutics, Inc. and Marina Biotech, Inc.	S-1/A	08/24/2015	10.3(B)
10.5(C)†	Side Letter to License Agreement, dated November 16, 2012, by and between Mirna Therapeutics, Inc. and Marina Biotech, Inc.	S-1/A	08/24/2015	10.3(C)
10.5(D)†	Amendment No. 1 to License Agreement, dated December 27, 2013, by and between Mirna Therapeutics, Inc. and Marina Biotech, Inc.	S-1/A	09/18/2015	10.3(D)
10.5(E)†	Side Letter to License Agreement, dated January 9, 2014, by and between Mirna Therapeutics, Inc. and Marina Biotech, Inc.	S-1/A	09/30/2015	10.3(E)
10.5(F)	Amendment No. 2 to License Agreement, dated May 11, 2015, by and between Mirna Therapeutics, Inc. and Marina Biotech, Inc.	S-1/A	09/18/2015	10.3(F)
10.5(G)†	Side Letter to License Agreement, dated August 24, 2015, by and between Mirna Therapeutics, Inc. and Marina Biotech, Inc.	S-1/A	09/11/2015	10.3(G)
10.6†	Amended and Restated Agreement, dated February 6, 2014, by and between Mirna Therapeutics, Inc. and Yale University.	S-1/A	09/11/2015	10.4
10.7†	License Agreement, dated March 10, 2013, by and between Mirna Therapeutics, Inc. and University of Zurich.	S-1/A	09/11/2015	10.5

10.8†	Supply Agreement for a Liposomal Formulation, dated November 18, 2012, by and between Mirna Therapeutics, Inc. and Polymun Scientific Immunbiologische Forschung GmbH.	S-1/A	08/24/2015	10.7
10.9	Sublease, dated October 31, 2014, by and between Mirna Therapeutics, Inc. and Asuragen, Inc.	S-1/A	08/24/2015	10.11
10.10†	Cancer Research Grant Contract, dated August 31, 2010, by and between Mirna Therapeutics, Inc. and the Cancer Prevention and Research Institute of Texas.	S-1/A	08/24/2015	10.6
10.11	Cancer Research Grant Contract, dated September 1, 2015, by and between Mirna Therapeutics, Inc. and the Cancer Prevention and Research Institute of Texas.	S-1/A	09/11/2015	10.19
10.12	Stock Purchase Agreement, dated September 1, 2015, by and between Mirna Therapeutics, Inc. and the Cancer Prevention and Research Institute of Texas.	S-1/A	09/11/2015	10.15
10.13*	Patent License Agreement, dated December 31, 2015, by and between Rosetta Genomics Ltd. and Mirna Therapeutics, Inc.				X
10.14(A)#	2008 Long Term Incentive Plan, as amended.	S-1/A	08/24/2015	10.8(A)
10.14(B)#	Form of Notice of Stock Option Grant under 2008 Long Term Incentive Plan.	S-1/A	08/24/2015	10.8(B)
10.14(C)#	Form of Stock Option Agreement under 2008 Long Term Incentive Plan.	S-1/A	08/24/2015	10.8(C)
10.15(A)#	2015 Equity Incentive Award Plan.	S-1/A	09/18/2015	10.9(A)
10.15(B)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.	S-1/A	09/11/2015	10.9(B)
10.15(C)#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.	S-1/A	09/11/2015	10.9(B)
10.16#	2015 Employee Stock Purchase Plan.	S-1/A	09/18/2015	10.10
10.17#	Non‑Employee Director Compensation Program.	S-1/A	09/18/2015	10.11
10.18#	Form of Change in Control Severance Agreement.	S-1/A	09/11/2015	10.12
10.19#	Form of Indemnification Agreement.	S-1/A	09/11/2015	10.13
10.20(A)#	Employment Agreement, dated November 4, 2009, by and between Mirna Therapeutics, Inc. and Paul Lammers, M.D., M.Sc.	S-1/A	09/11/2015	10.16(A)
10.20(B)#	First Amendment to Employment Agreement, dated January 5, 2011, by and between Mirna Therapeutics, Inc. and Paul Lammers, M.D., M.Sc.	S-1/A	09/11/2015	10.16(B)
10.21(A)#	Offer Letter, dated April 29, 2013, by and between Mirna Therapeutics, Inc. and Sinil Kim, M.D.	S-1/A	09/11/2015	10.17(A)
10.21(B)#	Employment Agreement, dated May 22, 2013, by and between Mirna Therapeutics, Inc. and Sinil Kim, M.D.	S-1/A	09/11/2015	10.17(B)
10.22#	Employment Agreement, dated March 1, 2014, by and between Mirna Therapeutics, Inc. and Casi DeYoung.	S-1/A	09/11/2015	10.18
10.23(A)#	Offer Letter, dated August 31, 2015, by and between Mirna Therapeutics, Inc. and Alan Fuhrman.	S-1/A	09/18/2015	10.20(A)
10.23(B)#	Employment Agreement, dated September 8, 2015, by and between Mirna Therapeutics, Inc. and Alan Fuhrman.	S-1/A	09/18/2015	10.20(B)
10.24(A)#	Employment Agreement, dated April 18, 2013, by and between Mirna Therapeutics, Inc. and Jon Irvin.	S-1/A	09/18/2015	10.21(A)

10.24(B)#	Amendment No. 1 to the Employment Agreement, dated August 1, 2014, by and between Mirna Therapeutics, Inc. and Jon Irvin.	S-1/A	09/18/2015	10.21(B)
10.25(A)#	Offer Letter, dated September 17, 2015, by and between Mirna Therapeutics, Inc. and Miguel Barbosa, Ph.D.	S-1/A	09/18/2015	10.22
10.25(B)#	Employment Agreement, dated September 23, 2015, by and between Mirna Therapeutics, Inc. and Miguel Barbosa, Ph.D.	S-1/A	09/25/2015	10.22(B)
23.1	Consent of independent registered public accounting firm.				X
24.1	Power of Attorney (included on the signature page hereto).				X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

†     Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the Securities and Exchange Commission.

*     Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the Securities and Exchange Commission.

#     Indicates management contract or compensatory plan.

**   The certification attached as Exhibit 32.1 that accompanies this Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Mirna Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.