Form 10-Q
period 2016-03-31
Mirna Therapeutics, Inc.
filed 2016-05-12
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ◻     No   ☒

As of May 10, 2016 there were 20,830,555 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Mirna Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements

Mirna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$52,875	$89,713
Marketable securities	27,713	—
Grant reimbursement and other receivables	168	36
Prepaid expenses and other current assets	853	793
Total current assets	81,609	90,542
Property and equipment, net	516	375
Total assets	$82,125	$90,917
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,239	$3,687
Accrued expenses	1,985	2,214
Total liabilities	3,224	5,901
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; 0 shares outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2016 and December 31, 2015; 20,830,555 shares issued and outstanding at March 31, 2016 and December 31, 2015	21	21
Additional paid in capital	161,965	161,518
Accumulated other comprehensive income	9	—
Accumulated deficit	(83,094)	(76,523)
Total stockholders’ equity	78,901	85,016
Total liabilities and stockholders’ equity	$82,125	$90,917

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2016	2015

Operating expenses:
Research and development	$4,523	$3,402
General and administrative	2,130	877
Total operating expenses	6,653	4,279
Other income:
Interest income	82	—
Total other income	82	—
Net loss	$(6,571)	$(4,279)
Less: Accretion and dividends on convertible preferred stock	—	(1,118)
Net loss attributable to common stockholders	$(6,571)	$(5,397)
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	9	—
Total Other Comprehensive (Loss)	(6,562)	—
Net loss per share attributable to common stockholders—basic and diluted	$(0.32)	$(60.99)
Common shares used to compute basic and diluted net loss per share attributable to common stockholders	20,830,555	88,484

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2015

Operating activities
Net loss	$(6,571)	$(4,279)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	12
Stock-based compensation	447	134
Net amortization of premium/ discounts on marketable securities	19	—
Changes in operating assets and liabilities:
Grant reimbursement and other receivables	(132)	(26)
Prepaid expenses and other current assets	(60)	16
Deferred financing costs	—	92
Accounts payable	(2,448)	199
Accrued expenses	(247)	(698)
Net cash used in operating activities	(8,973)	(4,550)
Investing activities
Purchases of marketable securities	(27,722)	—
Purchase of property and equipment	(143)	(5)
Net cash used in investing activities	(27,865)	(5)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	35,346
Proceeds from the exercise of stock options	—	20
Cash provided by financing activities	—	35,366
Net increase (decrease) in cash and cash equivalents	(36,838)	30,811
Cash and cash equivalents at beginning of period	89,713	9,319
Cash and cash equivalents at end of period	$52,875	$40,130

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration or product sales and/or financing transactions. The Company believes that its cash and cash equivalents and marketable securities of $80.6 million at March 31, 2016 will enable the Company to maintain its current and planned operations for the foreseeable future.

Basis of presentation

The accompanying interim condensed financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2016, and the results of its operations and cash flows for the three months ended March 31, 2016 and 2015. Such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2016 is not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any future period.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2015 included in the Company’s Form 10-K, most recently filed with the Securities and Exchange Commission on March 30, 2016.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and development costs

Research and development costs are expensed as incurred. Research and development costs include salaries and personnel‑related costs, consulting fees, fees paid for contract research services, the costs of laboratory equipment and facilities, development of intellectual property, license fees and other external costs. The Company accounts for government grants as a reduction of research and development expenses. Government grants are recorded at the time the related research and development costs have been incurred by the Company and, accordingly, become eligible for reimbursement. The Company accrues for government grants that have been earned but not yet received.

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

Clinical Trial and Pre-Clinical Study Accruals

The Company estimates pre-clinical study and clinical trial expenses pursuant to contracts with research institutions and contract research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. These estimates are based on the level of service performed and the underlying agreement. Further, the Company accrues expenses related to clinical trials based on the level of patient enrollment and other activities according to the related agreements. The Company monitors patient enrollment levels and other activities to the extent reasonably possible and adjusts estimates accordingly.

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

Fair value measurements

The Company records money market funds at fair value. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 – Unadjusted prices in active markets for identical assets or liabilities.
•

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts reflected in the balance sheets for cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2016 and December 31, 2015, due to their short‑term nature.

There have been no changes to the valuation methods for the three months ended March 31, 2016 and 2015. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended March 31, 2016 or 2015.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities and government agency securities and corporate debt securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive income or loss. Other comprehensive income consists of unrealized gains on marketable securities.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB)  issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on the unaudited condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of twelve months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently evaluating our expected adoption method and the impact of this new standard on the unaudited condensed financial statements.

3. Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
U.S. government agency securities and treasuries	$19,046	$6	$—	$19,052
Corporate debt securities	8,658	3	—	8,661
Total available-for-sale securities	$27,704	$9	$—	$27,713

The Company did not have available for sale securities at December 31, 2015. No available- for- sale securities held as of March 31, 2016 had remaining maturities greater than one year.

4. Fair Value Measurements

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

		Quoted	Significant
		prices in	other	Significant
	Total	active	observable	unobservable
		markets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Money Market Funds	$46,118	$46,118	$—	$—
US government agency securities and treasuries	6,757	—	6,757	—
Total cash and cash equivalents	52,875	46,118	6,757	—

Marketable securities:
U.S. government agency securities and treasuries	19,052	—	19,052	—
Corporate debt securities	8,661	—	8,661	—
Total marketable securities	27,713	—	27,713	—
Total assets	$80,588	$46,118	$34,470	$—

December 31, 2015
Assets:
Money Market Funds	89,713	89,713	—	—
Total Assets	$89,713	$89,713	$—	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2016 and December 31, 2015, cash and cash equivalents are comprised of money market accounts and U.S. government agency securities.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive income was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2016, and, as a result, the Company did not reclassify any amounts of accumulated other comprehensive income for the same period.

There were not available for sale securities held by the Company in an unrealized loss position at March 31, 2016. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material changes in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other- than- temporary impairment as of March 31, 2016 and December 31, 2015.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Machinery, computers and equipment	$847	$687
Leasehold improvements	18	18
Accumulated depreciation	(349)	(330)
	$516	$375

Depreciation expense was approximately $19,000 and $12,000 for the three months ended March 31, 2016 and 2015, respectively.

6. Common Stock

The voting, dividend and liquidation rights of holders of shares of common stock are subject to and qualified by the rights, powers and preferences of the holders of shares of convertible preferred stock. The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders and written actions in lieu of meetings.

•	The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors.

Cash dividends may not be declared or paid to holders of common stock until paid on each series of outstanding convertible preferred stock in accordance with their respective terms. As of March 31, 2016 and December 31, 2015, no cash dividends have been declared.

Offerings

In September 2015, the Company entered into a new grant contract with Cancer Prevention and Research Institute of Texas (“CPRIT”), in connection with an award of approximately $16.8 million. The 2015 award was in the form of an agreement by CPRIT to purchase $16.8 million of shares of common stock of the Company in a private placement concurrent with the initial public offering of the Company’s common stock. On October 5, 2015, CPRIT purchased 2,395,010 shares of the Company’s common stock at $7.00 per share.  Net proceeds from the private placement, after related transaction offering costs, were approximately $16.6 million.

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

7. Stock Option Plans

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

2015 Equity Incentive Plan

In August 2015, the Company’s board of directors approved the 2015 Equity Incentive Award Plan, (the “2015 Plan”), which was effective in connection with the pricing of the IPO on September 30, 2015. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards. The 2015 Plan is the successor to the 2008 Plan and the 800,478 options outstanding in the 2008 Plan at March 31, 2016 may be transferred to the 2015 Plan if awards thereunder terminate, expire or lapse for any reason without the delivery of shares to the holder thereof. Under the 2015 Plan, 1,671,800 shares of the Company’s common stock were initially authorized and reserved for issuance. In March 2016, the Company’s board of directors approved an increase of 1,041,527 shares available for grant pursuant to the 2015 Plan. Accordingly, a total of 3,513,805 shares have been authorized and reserved for issuance under the 2015 Plan at March 31, 2016.

2015 Employee Stock Purchase Plan

In August 2015, the Company’s board of directors approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which was effective in connection with the pricing of the IPO on September 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  There were no sales under the ESPP as of March 31, 2016. Shares available for future purchase under the ESPP were 375,485 at March 31, 2016.

Stock Option Activity

The Company’s stock option activity for the three months ended March 31, 2016 was as follows:

		Weighted‑
		Average	Weighted‑Average
	Number	Exercise	Contractual
	of Shares	Price	Life (years)
Outstanding at December 31, 2015	1,529,459	6.29	9.00
Granted	386,250	4.37
Exercised	—	—
Forfeited/canceled	—	—
Outstanding at March 31, 2016	1,915,709	$5.90	8.99
Options exercisable at March 31, 2016	420,417	$4.77	7.52

Stock Compensation Expense

Total stock- based compensation expense for the three months ended March 31, 2016 was allocated as follows in the statements of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Research and development expense	$171	$32
General and administrative expense	276	102
Total stock based compensation	$447	$134

As of March 31, 2016 there was approximately $5.9 million of unrecognized compensation cost related to the stock options granted under the 2015 Plan, which is expected to be amortized over a weighted average period of 3.2 years. There were no restricted stock units or stock appreciation rights granted under the 2015 Plan as of March 31, 2016.

8. Income Taxes

The Company recorded no provision for income taxes as of March 31, 2016 due to reported net losses since inception.

During the three months ended March 31, 2016 and 2015, the Company had no interest and penalties related to income taxes.

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

9. Shared Services Agreement with Asuragen

On November 3, 2009, the Company entered into an agreement with Asuragen under which Asuragen shares space with and provides services to the Company in support of the Company’s business. Such services have included human resources, finance and accounting, information technology, purchasing, shipping and receiving, equipment use, and various facility expenses. The Company pays Asuragen a monthly service fee for the services provided by Asuragen to the Company, which does not include direct charges incurred by Asuragen on behalf of the Company. The Company paid Asuragen approximately $94,000 and $98,000 for the three months ended March 31, 2016 and 2015, respectively.

On October 31, 2014, the Company entered into a sublease agreement with Asuragen for use of office, laboratory and shared space. Total rent expense was $22,200 for the first three months of 2016. Both the lease and the shared service agreements expire on August 31, 2016.

10. License agreements

Rosetta Genomics Ltd.

In December 2015, the Company entered into a Patent License Agreement (the “License Agreement”) with Rosetta Genomics Ltd. (“Rosetta”), licensing to the Company certain patents owned or controlled by Rosetta as specified in the License Agreement. Under the License Agreement, Rosetta has granted the Company a non-assignable, non- transferable, worldwide license for certain patents in connection with the development and commercialization of products that relate to the tumor suppressor microRNA MIR-34 (“Products”). This license is exclusive with respect to Products that relate to MRX34, the Company’s lead product candidate, and non-exclusive for products that are not related.

Under the License Agreement, the Company paid Rosetta an up-front, non- refundable payment of $1.6 million, which was recorded as an expense within research and development in 2015 and subsequently paid in January 2016. The Company is obligated to pay low single- digit royalties on net sales of Products, as well as royalties on sublicense revenues. Certain development and regulatory milestone payments totaling $3 million may also be payable in connection with specified types of Products, upon the achievement of certain development and/ or regulatory milestone events.

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

11. Commitments and Contingencies

Shared Services Agreement

Pursuant to a shared services agreement and sublease with Asuragen (see Note 9), the Company has remaining commitments for payments through August 2016 under the shares services agreement and sublease of $197,510 and $37,000, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(6,571)	$(4,279)
Accretion of convertible preferred stock to redemption value	—	(422)
Accrued dividends on convertible preferred stock	—	(696)
Net loss attributable to common stockholders—basic and diluted	(6,571)	(5,397)
Weighted-average number of common shares—basic and diluted	20,830,555	88,484
Net loss per share attributable to common stockholders—basic and diluted	$(0.32)	$(60.99)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if‑converted method, have been excluded from the computation of diluted weighted‑average common shares outstanding, because including them would have had an anti‑dilutive effect due to the losses reported.

	March 31,
	2016	2015

Convertible preferred stock	—	9,472,340
Stock options	1,915,709	556,935
	1,915,709	10,029,275

As the Company incurred a net loss for the three months ended March 31, 2016 there is no income allocation required under the two‑class method or dilution attributed to weighted‑average shares outstanding in the computation of diluted loss per share attributable to common stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (SEC) on March 30, 2016.

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

Overview

We are a clinical-stage biopharmaceutical company developing a broad pipeline of microRNA-based oncology therapeutics. microRNAs are naturally occurring, short ribonucleic acid, or RNA, molecules, or oligonucleotides, that play a critical role in regulating key biological pathways. Misexpression of even a single microRNA can contribute to disease development and tumor suppressor microRNAs are commonly reduced in cancer. Our scientists and others at leading academic institutions have identified numerous tumor suppressor microRNAs that play key roles in preventing normal cells from becoming cancerous and facilitating proper cancer immunosurveillance. We are developing mimics of naturally occurring microRNAs that are designed to increase this tumor suppressor activity and aid appropriate anti- tumor immune response.

Our lead product candidate, MRX34, a mimic of naturally occurring microRNA-34 (miR-34) encapsulated in a liposomal nanoparticle formulation, is the first microRNA mimic to enter clinical development and has demonstrated clinical proof of concept as a single agent in our ongoing Phase 1 clinical trial. We plan to initiate, in the second half of 2016, an additional Phase 1b translational medicine trial to deepen our insights into the mechanism of action of miR-34 in melanoma patients and to define biomarkers that would aid in furthering the development of MRX34. We expect MRX34 to begin Phase 2 by the end of 2016. We are planning trials that will include patients with advanced malignant melanoma and patients with advanced renal cell carcinoma (RCC).

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

Our operations have focused on developing our understanding of and capabilities in microRNA biology, identifying potential product candidates, undertaking preclinical studies, initiating and conducting a clinical trial, protecting and enhancing our intellectual property estate and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through the private placements of convertible preferred stock, federal and state government grants and offerings of our common stock. From our inception through March 31, 2016, we have raised an aggregate of approximately $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million from a public offering of our common stock, $16.8 million from a private placement of our common stock and $11.9 million was from federal and state grants.

Since our inception, we have incurred significant operating losses. Our net loss was $6.6 million for the three months ended March 31, 2016. At March 31, 2016, we had an accumulated deficit of $83.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will increase significantly as we conduct clinical trials for MRX34 and other product candidates; manufacture clinical trial materials; continue to discover, validate and develop additional novel product candidates; expand and protect our intellectual property portfolio; and hire additional development and scientific personnel.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to stock based compensation and clinical trial and pre-clinical study accruals. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

Results of Operations

Comparison of three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,		Dollar
	2016	2015	Change	% Change

	(in thousands)
Statement of operations data:
Operating expenses:
Research and development, before grant reimbursement	$4,563	$3,475	$1,088	31.3%
Less grant reimbursement	(40)	(73)	33	(45.2)%
Research and development	4,523	3,402	1,121	33.0%
General and administrative	2,130	877	1,253	142.9%
Interest (income)	(82)	—	(82)	100.0%
Net loss	$6,571	$4,279	$2,292	53.6%

Research and Development Expenses

Research and development expenses were $4.5 million for the three months ended March 31, 2016 which was an increase of $1.1 million, or 33%, compared to research and development expenses of approximately $3.4 million for the three months ended March 31, 2015.

Research and development spending, prior to the offset of grant reimbursements, was $4.6 million for the three months ended March 31, 2016, which was an increase of approximately $1.1 million, or 31%, compared to research and development spending, prior to the offset of grant reimbursements, of $3.5 million for the three months ended March 31, 2016. The increase in the three months ended March 31, 2016 was primarily due to the following:

•

Approximately $733,000 of increased employee compensation and benefits expense, of which $594,000 related to increased payroll and benefits expense and $139,000 related to stock-based compensation expense.

•

Approximately $285,000 of increased clinical trial costs related to our Phase 1 clinical trial, including administrative and testing costs, additional investigator sites and additional drug costs related to the advanced trial activity, as well as increased intellectual property and licensing costs.

Research and development spending was partially offset by approximately $40,000 of grant reimbursements for the three months ended March 31, 2016, compared to reimbursement of approximately $73,000 for the same period in 2015. The decrease is primarily due to two grants expiring in August 2015.

General and Administrative Expenses

General and administrative expenses were approximately $2.1 million for the three months ended March 31, 2016, which was an increase of approximately $1.3 million or 143%, compared to general and administrative expenses of $877,000 for the three months ended March 31, 2015. The increase in the three months ended March 31, 2016 was primarily due to the following:

•

Approximately $518,000 for increased employee compensation and benefits expense, of which $345,000 related to increased payroll and benefits expense, and $173,000 related to stock based compensation expense.

•	Approximately $466,000 for additional costs associated with operating as a publicly traded company, including higher legal, audit, insurance and administrative costs.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

 Since inception, our operations have been financed primarily through proceeds of $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million from a public offering of our common stock, $16.8 million from a private placement of our common stock and $11.9 million was from federal and state grants. At March 31, 2016, we had $52.9 million of cash and cash equivalents. Our primary uses of cash are to fund operating expenses, primarily research and development expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash and cash equivalents as of March 31, 2016, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward‑looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our lead product and potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our clinical trials;

•	the terms and timing of any other strategic alliance, licensing and other arrangements that we may establish;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the costs and timing of any possible future defense of our intellectual property or decisions to acquire additional intellectual property;

•	the costs of developing and maintaining our intellectual property portfolio;

•	the costs and timing of hiring new employees to support our continued growth;

•	the costs and timing of procuring clinical supplies of our product candidates; and

•	the extent to which we acquire or invest in businesses, products or technologies.

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(8,973)	$(4,550)
Investing activities	(27,865)	(5)
Financing activities	—	35,366
Net increase (decrease)	$(36,838)	$30,811

Operating Activities

Net cash used in operating activities was $9.0 million and $4.6 million for the three months ended March 31, 2016 and 2015, respectively. The increase in overall spending for operating activities of approximately $4.4 million was due to increased headcount and personnel expenses, increased spending for clinical trials and intellectual property related expenses.

Investing Activities

Net cash used in investing activities for the periods presented relates primarily to the purchase of marketable securities during the three months ended March 31, 2016. We invested $27.7 million in US government agency and treasury securities and corporate debt securities with maturities of less than 180 days using surplus proceeds received in connection with the IPO and concurrent private placement in October 2015. For the three months ended March 31, 2016 and 2015 total amounts spent on the purchase of fixed assets were approximately $143,000 and $5,000, respectively

Financing Activities

Net cash provided by financing activities was approximately $35.4 million for the three months ended March 31, 2015, which was attributable to the initial closing of our offering of Series D convertible preferred stock. There were no financing activities during the three months ended March 31, 2016.

Contractual Obligations and Commitments

During the three months ended March 31, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. At March 31, 2016, we had cash and cash equivalents and marketable securities of $52.9 million and $27.7 million, respectively, consisting of interest‑bearing money market funds, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and marketable securities, as well as the low risk profile of our investments, we do not believe a change in interest rates would have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any product revenues and we do not expect to generate any product revenues for the foreseeable future. We have incurred losses in each year since our founding in 2007 and we expect to continue to incur significant operating losses for the foreseeable future. The amount of future losses is uncertain. All of our product candidates are in development, and none has been approved for sale. We have devoted substantially all of our efforts to research and development, including our preclinical and nonclinical development activities, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have derived all of our funding from our collaboration with our former parent company, Asuragen, Inc., or Asuragen, private placements of preferred stock and government grants for research and development. Our net loss for the three months ended March 31, 2016 was $6.6 million. Since inception, we have incurred net losses leading to an accumulated deficit of approximately $83.1 million as of March 31, 2016.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we expand our clinical development plan for MRX34 as a monotherapy, pursue development of MRX34 as a combination therapy, conduct research and development of other product candidates and pursue marketing approval for MRX34 in the future. If we obtain marketing approval of MRX34, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Even after obtaining such marketing approval, our products may never gain sufficient market acceptance and adequate market share. If we fail to succeed in any of these activities or our product candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval or do not achieve significant market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

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

Developing biopharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. Our expenses will increase substantially as we expand our clinical development plan for MRX34 as a monotherapy, pursue development of MRX34 as a combination therapy, conduct research and development of other product candidates and pursue marketing approval for MRX34 in the future. Additional clinical trials, including one or more late‑stage pivotal trials, will be required to obtain potential marketing approval for MRX34, and the costs of any future trials may be more expensive and time consuming than our current trial. If we obtain marketing approval of MRX34, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses.

As of March 31, 2016, we had working capital of $78.2 million and cash and cash equivalents of $52.9 million. Based on our current operating plan, we believe that our available cash at such date are sufficient to fund our anticipated levels of operation for at least the next 12 months. Our future capital requirements for the period for which we expect our existing resources to support our operations may vary significantly from what we expect. For example, our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory agencies to perform studies and trials in addition to those that we currently anticipate. Our funds at March 31, 2016 will not be sufficient to obtain marketing approval for MRX34. As a result, we will be required to obtain additional financing in the future, which we may obtain through public or private equity offerings, debt financings, a credit facility, government grants and contracts and/or strategic collaborations. If we are required to secure additional capital, such additional fundraising efforts may divert our management from our day‑to‑day activities, which may adversely affect our ability to develop and commercialize future product candidates. Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or form favorable collaborations, when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials, research and development programs or our commercialization efforts, including with respect to MRX34.

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

If we are required to suspend or discontinue clinical trials due to side effects or other safety risks, or if we are required to conduct studies on the long‑term effects associated with the use of MRX34 or other product candidates, our ability to continue developing or commercialize our product candidates could be adversely affected.

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

As of March 31, 2016, we had 33 employees. We may need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize MRX34 or other product candidates. Our management and personnel, systems and facilities currently in place are likely not adequate to support this future growth. Also, our management may need to divert a disproportionate amount of its attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Our need to effectively execute our business strategy requires that we:

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

We have incurred substantial losses during our history and do not expect to become profitable in 2016 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss, or NOL, carryforwards and other pre‑change tax attributes to offset its post‑change income or taxes may be further limited. We believe that we have experienced at least one ownership change in the past. We may also experience additional ownership changes as a result of subsequent shifts in our stock ownership, including as a result of our IPO. Accordingly, our ability to use our pre‑change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. For these reasons, we may not be able to utilize any or a material portion of our NOL carryforwards and other tax attributes.

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

The trading price of our common stock could be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this document and others such as:

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	results from, or any delays in, preclinical or nonclinical testing or clinical trial programs relating to our product candidates, including the Phase 1 clinical trial for MRX34;

•	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long‑term effects associated with the use of our product candidates;

•	manufacturing issues related to our product candidates for clinical trials or future products for commercialization;

•	commercial success and market acceptance of our product candidates following regulatory approval;

•	undesirable side effects caused by product candidates after they have entered the market;

•	ability to discover, develop and commercialize additional product candidates;

•	announcements relating to collaborations that we may enter into with respect to the development or commercialization of our product candidates;

•	announcements relating to the receipt, modification or termination of government contracts or grants;

•	success of our competitors in discovering, developing or commercializing products;

•	strategic transactions undertaken by us;

•	additions or departures of key personnel;

•	product liability claims related to our clinical trials or product candidates;

•	prevailing economic conditions;

•	business disruptions caused by earthquakes or other natural disasters;

•	disputes concerning our intellectual property or other proprietary rights;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	healthcare reform measures in the United States;

•	sales of our common stock by our officers, directors or significant stockholders;

•	future sales or issuances of equity or debt securities by us;

•	lack of an active, liquid and orderly market in our common stock;

•	fluctuations in our quarterly operating results; and

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

Based on the beneficial ownership of our common stock as of March 31, 2016, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 74.9% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock‑up and legal restrictions on resale discussed in this periodic report lapse, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. Of the 20,830,555 shares of common stock outstanding at March 31, 2016, the 6,954,962 shares of common stock sold by us in the IPO, plus up to 13,875,593 shares subject to lock-up agreements in connection with the IPO that expired on March 28, 2016, are currently freely tradable without restriction, unless held by our affiliates, in the public market.

In addition, based on the number of shares subject to outstanding awards under our 2008 Long Term Incentive Plan, or 2008 Stock Plan, as of March 31, 2016, and including the initial reserves under our 2015 Equity Incentive Award Plan, or 2015 Plan, and Employee Stock Purchase Plan, or ESPP, approximately 3.9 million shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under the 2008 Stock Plan, 2015 Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock‑up agreements and Rule 144 and Rule 701 under the Securities Act. We also filed a registration statement permitting certain shares of common stock issued in the future pursuant to the 2008 Plan, 2015 Plan and ESPP to be freely resold by plan participants in the public market, subject to the lock‑up agreements, applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan and ESPP also contain provisions for the annual increase of the number of shares reserved for issuance under such plans, which shares we also intend to register. If the shares we may issue from time to time under the 2008 Stock Plan, 2015 Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

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

Prior to our IPO in October 2015, there had been no public market for our common stock, and an active public market for our shares may not develop or be sustained. Further, certain of our existing institutional investors, including investors affiliated with certain of our directors, purchased approximately 2.4 million shares of common stock in our IPO and consequently fewer shares may be actively traded in the public market because these stockholders are restricted from selling the shares by restrictions under applicable securities laws and the lock-up agreements entered into in connection with our IPO, which would reduce the liquidity of the market for our common stock. The lack of an active market may impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable or may result in volatility in our stock price. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies or in-license new product candidates using our shares as consideration.

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

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $2.8 million at March 31, 2016 for severance and other benefits in the event of a termination of employment in connection with a change of control of us. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

None.

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

MIRNA THERAPEUTICS, INC.
(Registrant)

Date: May 12, 2016	/s/ Paul Lammers
Paul Lammers, M.D., M.Sc. Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	/s/ Alan Fuhrman
Alan Fuhrman Chief Financial Officer (Principal Financial Officer)