Form 10-Q
period 2016-06-30
Mirna Therapeutics, Inc.
filed 2016-08-15
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 12, 2016 there were 20,835,868 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Mirna Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1.

Condensed Financial Statements

Mirna Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$30,796	$89,713
Marketable securities	41,756	—
Prepaid expenses and other current assets	947	829
Total current assets	73,499	90,542
Property and equipment, net	1,237	375
Restricted cash	2,430	—
Total assets	$77,166	$90,917
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,462	$3,687
Accrued expenses	2,193	2,214
Total liabilities	3,655	5,901
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; 0 shares outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at June 30, 2016 and December 31, 2015; 20,835,868 and 20,830,555 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	21	21
Additional paid in capital	162,216	161,518
Accumulated other comprehensive income	6	—
Accumulated deficit	(88,732)	(76,523)
Total stockholders’ equity	73,511	85,016
Total liabilities and stockholders’ equity	$77,166	$90,917

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$3,682	$4,499	$8,205	$7,901
General and administrative	2,049	1,185	4,179	2,062
Total operating expenses	5,731	5,684	12,384	9,963
Other income:
Interest income	93	—	175	—
Total other income	93	—	175	—
Net loss	$(5,638)	$(5,684)	$(12,209)	$(9,963)
Less: Accretion and dividends on convertible preferred stock	—	(1,544)	—	(2,662)
Net loss attributable to common stockholders	$(5,638)	$(7,228)	$(12,209)	$(12,625)
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax	(3)	—	6	—
Total Other Comprehensive (Loss)	(5,641)	(7,228)	(12,203)	—
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(78.87)	$(0.59)	$(140.10)
Common shares used to compute basic and diluted net loss per share attributable to common stockholders	20,831,723	91,643	20,831,139	90,102

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.

Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2016	2015

Operating activities
Net loss	$(12,209)	$(9,963)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45	25
Stock-based compensation	689	351
Net amortization of premium/ discounts on marketable securities	98	—
Changes in operating assets and liabilities:
Grant reimbursement and other receivables	28	129
Prepaid expenses and other current assets	(146)	(69)
Deferred financing costs	—	—
Accounts payable	(2,584)	326
Accrued expenses	(21)	2
Net cash used in operating activities	(14,100)	(9,199)
Investing activities
Purchases of marketable securities	(50,848)	—
Maturities of marketable securities	9,000	—
Restricted cash	(2,430)	—
Purchases of property and equipment	(548)	(58)
Net cash used in investing activities	(44,826)	(58)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	41,482
Proceeds from the exercise of stock options	9	35
Cash provided by financing activities	9	41,517
Net increase (decrease) in cash and cash equivalents	(58,917)	32,260
Cash and cash equivalents at beginning of period	89,713	9,319
Cash and cash equivalents at end of period	$30,796	$41,579

Supplemental disclosures for non- cash investing activities:
Property & equipment purchased in accounts payable	359	—

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Nature of Business and Basis of Presentation

Nature of business

Mirna Therapeutics, Inc. (“Mirna” or “the Company”) is a clinical stage biopharmaceutical company developing a pipeline of microRNA‑based oncology therapeutics. The Company was incorporated in Delaware in December 2007 as a wholly‑owned subsidiary of Asuragen, Inc. (“Asuragen”) and was spun out to existing Asuragen stockholders in December 2009. The Company is located in Austin, Texas.

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of the clinical drug development process (including the outcomes of clinical trials), the regulatory approval process, technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology and the risk that our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval. The Company’s ability to fund its planned clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts from future collaboration and/or financing transactions. The Company believes that its cash, cash equivalents and marketable securities of $72.6 million at June 30, 2016 will enable the Company to maintain its current and planned operations for at least the next twelve months.

Basis of presentation

The accompanying interim condensed financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2016, and the results of its operations and cash flows for the interim periods ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The interim financial data as of June 30, 2016 is not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any future period.

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

Clinical Trial and Pre-Clinical Study Accruals

The Company estimates pre-clinical study and clinical trial expenses pursuant to contracts with research institutions and contract research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. These estimates are based on the level of service performed and the underlying agreement. Further, the Company accrues expenses related to clinical trials based on the level of patient enrollment and other activities according to the related agreements. The Company monitors patient enrollment levels and other activities to the extent reasonably possible and adjusts estimates accordingly. If actual costs incurred or the timing of services vary from our estimate, we adjust the accrual accordingly.

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

The carrying amounts reflected in the balance sheets for cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2016 and December 31, 2015, due to their short‑term nature.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the three or six months ended June 30, 2016 or 2015.

Restricted Cash

Restricted cash consists of cash amounts held for specific or limited purposes and, therefore, not available for general operating activities. In June 2016, the Company secured a standby letter of credit of $2.4 million for the benefit of the landlord in the event of default. The restricted cash consists of cash providing security under the terms of the lease described in Note 11.

Marketable Securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities and government agency securities and corporate debt securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of twelve months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently evaluating our expected adoption method and the impact of this new standard on the financial statements.

3. Marketable Securities

The following table summarizes the available-for-sale securities held at June 30, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
U.S. government agency securities and treasuries	$19,050	$9	$—	$19,059
Corporate debt securities	22,700	4	(7)	22,697
Total available-for-sale securities	$41,750	$13	$(7)	$41,756

The Company did not have available for sale securities at December 31, 2015. No available- for- sale securities held as of June 30, 2016 had remaining maturities greater than one year.

4. Fair Value Measurements

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

		Quoted	Significant
		prices in	other	Significant
	Total	active	observable	unobservable
		markets	inputs	inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Cash and Cash Equivalents
Money Market Funds	$22,784	$22,784	$—	$—
US government agency securities and treasuries	8,012	—	8,012	—
Total cash and cash equivalents	30,796	22,784	8,012	—

Marketable securities
U.S. government agency securities and treasuries	19,059	—	19,059	—
Corporate debt securities	22,697	—	22,697	—
Total marketable securities	41,756	—	41,756	—

Restricted cash	2,430	2,430	—	—
Total assets	$74,982	$25,214	$49,768	$—

December 31, 2015
Assets:
Money Market Funds	89,713	89,713	—	—
Total Assets	$89,713	$89,713	$—	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2016 and December 31, 2015, cash and cash equivalents are comprised of money market accounts and U.S. government agency securities.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive income was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2016, and, as a result, the Company did not reclassify any amounts of accumulated other comprehensive income for the same period.

As of June 30, 2016, the amortized cost and unrealized loss on available for sale securities in an unrealized loss position was approximately $11.6 million and $7,000, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material changes in the credit risk of the above investments. The Company determined it did not hold any investments with an other- than- temporary impairment as of June 30, 2016 and December 31, 2015.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Construction in Progress	$98	$—
Machinery, computers and equipment	1,491	687
Leasehold improvements	18	18
Accumulated depreciation	(370)	(330)
	$1,237	$375

Depreciation expense was approximately $26,000 and $13,000 for the three months ended June 30, 2016 and 2015.  Depreciation expense was approximately $45,000 and $25,000 for the six months ended June 30, 2016 and 2015.

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

Cash dividends may not be declared or paid to holders of common stock until paid on each series of outstanding convertible preferred stock in accordance with their respective terms. Since inception, no cash dividends have been declared.

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

7. Stock Option Plans

2008 Long Term Incentive Plan

During 2008, the Company adopted the 2008 Long Term Incentive Plan, which allows for incentive stock options for its employees and nonqualified stock options (inclusive of restricted stock units and stock appreciation rights)

(the “2008 Plan”) for employees and nonemployees under which an aggregate of 330,582 stock options and stock purchase rights may be granted. In December 2013, the total amount available for grant under the 2008 Plan was increased by 224,200 to 554,782. In March 2014, the Company’s board of directors approved an increase of 115,153 shares available for grant pursuant to the 2008 Plan to 669,935. In March 2015, the total amount of available to grant under the 2008 Plan was increased in conjunction with the Company’s offering of Series D preferred stock by 391,650 shares to 1,061,585. Options under the 2008 Plan have a maximum life of 10 years from the date of grant. Options vest at various intervals, as determined by the Company’s board of directors at the date of grant.

2015 Equity Incentive Plan

In August 2015, the Company’s board of directors approved the 2015 Equity Incentive Award Plan, (the “2015 Plan”), which was effective in connection with the pricing of the IPO on September 30, 2015. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards. The 2015 Plan is the successor to the 2008 Plan and the 792,717 options outstanding in the 2008 Plan at June 30, 2016 may be transferred to the 2015 Plan if awards thereunder terminate, expire or lapse for any reason without the delivery of shares to the holder thereof. Under the 2015 Plan, 1,671,800 shares of the Company’s common stock were initially authorized and reserved for issuance. In March 2016, the Company’s board of directors approved an increase of 1,041,527 shares available for grant pursuant to the 2015 Plan. A combined total of 3,508,492 shares have been authorized and reserved for issuance under the 2008 Plan and 2015 Plan at June 30, 2016.

2015 Employee Stock Purchase Plan

In August 2015, the Company’s board of directors approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which was effective in connection with the pricing of the IPO on September 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  There were no sales under the ESPP as of June 30, 2016. Shares available for future purchase under the ESPP were 375,485 at June 30, 2016.

Stock Option Activity

The Company’s stock option activity for the six months ended June 30, 2016 was as follows:

		Weighted‑
		Average	Weighted‑Average
	Number	Exercise	Contractual
	of Shares	Price	Life (years)
Outstanding at December 31, 2015	1,529,459	6.29	9.00
Granted	665,250	4.40
Exercised	(5,313)	1.65
Forfeited/canceled	(293,854)	7.00
Outstanding at June 30, 2016	1,895,542	$5.53	8.82
Options exercisable at June 30, 2016	474,542	$4.93	7.44

Stock Compensation Expense

Total stock- based compensation expense for the three and six months ended June 30, 2016 was recognized as follows in the statements of comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Research and development expense(1)	$(56)	$49	$115	$81
General and administrative expense	298	168	574	270
Total stock based compensation	$242	$217	$689	$351

(1)

Amount for stock- based compensation expense in research and development for the three and six months ended June 30, 2016 includes the reversal of approximately $252,000 in previously recognized stock- based compensation expense for the forfeiture of unvested awards during the period.

As of June 30, 2016 there was approximately $5.0 million of unrecognized compensation cost related to the stock options granted under the 2015 Plan, which is expected to be amortized over a weighted average period of 3.0 years. There were no restricted stock units or stock appreciation rights granted under the 2015 Plan as of June 30, 2016.

8. Income Taxes

The Company had not recorded a provision for income taxes as of June 30, 2016 due to reported net losses since inception.

During the three and six months ended June, 2016 and 2015, the Company had no interest and penalties related to income taxes.

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

9. Agreements with Asuragen

On November 3, 2009, the Company entered into an agreement with Asuragen under which Asuragen shares space with and provides services to the Company in support of the Company’s business. Such services have included human resources, finance and accounting, information technology, purchasing, shipping and receiving, equipment use, and various facility expenses. The Company pays Asuragen a monthly service fee for the services provided by Asuragen to the Company, which does not include direct charges incurred by Asuragen on behalf of the Company. Total expenses under the Shared Services Agreement with Asuragen totaled approximately $119,000 and $98,000 for the three months ended June 30, 2016 and 2015, respectively and $237,000 and $195,000 for the six months ended June 30, 2016 and 2015.

On October 31, 2014, the Company entered into a sublease agreement with Asuragen for use of office, laboratory and shared space. Total rent expense was $22,200 and $44,400 for the three and six months ended June 30, 2016. Both the lease and the shared service agreements expire on August 31, 2016. The Company has entered into a new lease for additional space, as discussed in Note 11.

10. License agreements

Rosetta Genomics Ltd.

In December 2015, the Company entered into a Patent License Agreement (the “License Agreement”) with Rosetta Genomics Ltd. (“Rosetta”), licensing to the Company certain patents owned or controlled by Rosetta as specified in the License Agreement. Under the License Agreement, Rosetta granted the Company a non-assignable, non- transferable, worldwide license for certain patents in connection with the development and commercialization of products that relate to the tumor suppressor microRNA MIR-34 (“Products”). This license is exclusive with respect to Products that relate to MRX34, the Company’s lead product candidate, and non-exclusive for products that are not related to MRX34.

Under the License Agreement, the Company paid Rosetta an up-front, non-refundable payment of $1.6 million, which was accrued as an expense within research and development at December 31, 2015 and subsequently paid in January 2016. The Company is obligated to pay low single- digit royalties on net sales of Products, as well as royalties on sublicense revenues. Certain development and regulatory milestone payments totaling $3 million may also be payable in connection with specified types of Products, upon the achievement of certain development and/ or regulatory milestone events.

Marina Biotech, Inc.

In December 2011, the Company entered into a licensing agreement with Marina Biotech, Inc. (“Marina”), pursuant to which Marina granted to the Company a license to liposomal delivery technology, NOV340, known under the brand name “SMARTICLES,” to develop and commercialize drug products incorporating Marina’s delivery system exclusively in combination with the Company’s lead therapeutic product, MRX34. In December 2013, the license agreement was amended to include three additional specific microRNA mimics selected by the Company to use with SMARTICLES on an exclusive basis, and in May 2015, the license agreement was further amended to reduce the amount of a specific milestone payment and to provide for the prepayment of such milestone payment. In August 2015, the Company also entered into a side letter to the license agreement, under which it exercised its right to select an additional specific microRNA as a licensed product, in exchange for the payment of a specified selection fee payment.

The Company has cumulatively paid Marina approximately $2.1 million through June 30, 2016 in up‑front and milestone payments and as consideration for the inclusion within the license of four additional microRNA compounds. As the Company progresses with respect to development and commercialization of its products, the Company will be required to make payments to Marina based upon the achievement of certain development and regulatory milestones, totaling up to $6 million in the aggregate for each licensed product. The Company has agreed to pay up to an additional $4 million per licensed product upon the achievement of certain regulatory milestones for a specified number of additional indications, leading to a maximum cap on all milestone payments of $10 million per product. The exception to this is for the Company’s lead therapeutic product, MRX34, where the aggregate of all remaining development and regulatory milestone payments due to Marina, including for all additional indications, is $4.0 million.

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

Yale University

In 2006, Asuragen entered into an exclusive license agreement with Yale University (“Yale”) under certain patent rights relating to microRNAs. This agreement was assigned to the Company by Asuragen in connection with the Company’s acquisition of certain assets, including patent rights, in 2009. In February 2014, the Company as successor‑in‑interest to Asuragen, amended and restated the exclusive license agreement. Some of the patent filings in the Company’s intellectual property portfolio that are licensed to the Company by Asuragen are also included in the patents licensed under the agreement with Yale. The Company will be required to pay royalties to Yale on net sales of licensed products that contain specified microRNAs, at a percentage ranging from the very low to the low single digits, subject to customary reductions and offsets. The Company will also be required to pay to Yale a portion of specified gross revenue that the Company receives from the Company’s sublicensees at a percentage in the mid‑single digits.

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

11. Commitments and Contingencies

Operating Lease

In June 2016, the Company entered into a lease for its corporate headquarters and research facility in Austin, Texas (the “Headquarters”) under an operating lease agreement (the “Lease”). The lease will commence on the earlier of (i) the date on which the Company first conducts any business in the new Headquarters, (ii) substantial completion of the improvements made to the new Headquarters as defined in the Lease, or (iii) January 1, 2017 (collectively, the “Commencement Date”).  The initial term of the lease is for a 123 month period, with the option to extend the lease for up to two consecutive 60 month terms. The Company anticipates taking occupancy of the facilities in the latter half of 2016.

The lease provides annual base rent of approximately $600,000 in the first year after a three- month rent free period following the Commencement Date, with subsequent annual increases of approximately 3% in the annual base rent. In connection with the lease, the landlord has provided a tenant improvement allowance of approximately $1.9 million to be used by the Company to build-out certain improvements to the Headquarters. The Lease also provides for an additional improvement allowance of up to $1.3 million. The additional allowance, if exercised, will amortize over 120 months on a straight line basis. There have been no draws on the additional improvement allowance as of June 30, 2016.

Mirna has obtained a standby letter of credit for the initial amount of approximately $2.4 million, which may be drawn down by the landlord in the event of default. If Mirna meets certain requirements, the amount due under the Letter of Credit may be reduced to approximately $800,000.

Under the Lease agreement, future minimum payments payable are approximately as follows:

Operating
Period ending December 31,	Lease
2016 (six months)	-
2017	$450,930
2018	614,856
2019	633,364
2020 and thereafter	5,306,111
Total	$7,005,261

Shared Services Agreement

Pursuant to a shared services agreement and sublease with Asuragen (see Note 9), the Company has remaining commitments for payments through August 2016 under the shared services agreement and sublease of $79,000 and $14,800, respectively.

12. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(5,638)	$(5,684)	$(12,209)	$(9,963)
Accretion of convertible preferred stock to redemption value	—	—	—	(448)
Accrued dividends on convertible preferred stock	—	(1,544)	—	(2,214)
Net loss attributable to common stockholders—basic and diluted	(5,638)	(7,228)	(12,209)	(12,625)
Weighted-average number of common shares—basic and diluted	20,831,723	91,643	20,831,139	90,102
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(78.87)	$(0.59)	$(140.10)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if‑converted method, have been excluded from the computation of diluted weighted‑average common shares outstanding, because including them would have had an anti‑dilutive effect due to the losses reported.

	June 30,
	2016	2015

Convertible preferred stock	—	10,159,614
Stock options	1,905,142	818,660
	1,905,142	10,978,274

As the Company incurred a net loss for the three and six months ended June 30, 2016 there is no income allocation required under the two‑class method or dilution attributed to weighted‑average shares outstanding in the computation of diluted loss per share attributable to common stockholders.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of microRNA-based oncology therapeutics. microRNAs are naturally occurring, short ribonucleic acid, or RNA, molecules, or oligonucleotides, that play a critical role in regulating key biological pathways. Misexpression of even a single microRNA can contribute to disease development and tumor suppressor microRNAs are commonly reduced in cancer. Our scientists and others at leading academic institutions have identified numerous tumor suppressor microRNAs that play key roles in preventing normal cells from becoming cancerous and facilitating proper cancer immunosurveillance. We are developing mimics of naturally occurring microRNAs that are designed to increase this tumor suppressor activity and aid appropriate anti-tumor immune response.

Our lead product candidate, MRX34, a mimic of naturally occurring microRNA-34 (miR-34) encapsulated in a liposomal nanoparticle formulation, is the first microRNA mimic to enter clinical development in oncology and is currently being studied as a single agent in our ongoing Phase 1 clinical trial. The Phase 1 trial is now in its expansion phase, wherein we intend to recruit patients in multiple cohorts based on cancer type, including: hepatocellular carcinoma cancer (HCC), renal cell carcinoma (RCC), melanoma, ovarian cancer, triple-negative breast cancer, sarcoma, small cell lung cancer and bladder cancer.

Interim data from the Phase 1 trial were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2016.  In an oral presentation, investigators reported on the final dose-escalation results from the first-in-human Phase 1 trial of MRX34, highlighting the safety profile, pharmacodynamic evidence of activity, and multiple clinical responses in cancer patients with a variety of advanced solid tumors. Data highlights included four confirmed partial responses for up to 50+ weeks in duration in patients with late-stage, metastatic hepatocellular carcinoma cancer or HCC (liver cancer), renal cell carcinoma or RCC (kidney cancer) and acral melanoma (a rare and difficult-to-treat form of skin cancer). Two of these responses occurred while the patients were on drug holiday.  Stable disease was also observed in an additional 15 patients for more than four cycles (approximately three months) of therapy, including a small cell lung cancer (SCLC) patient who showed stable disease for more than one year on MRX34 as fourth line therapy.

Since the beginning of the Phase 1 clinical trial in April 2013 and up until the data cut-off date for the ASCO presentation in April 2016, three patients had experienced possible immune-mediated serious adverse events (SAEs) after receiving MRX34. These previously reported events included enterocolitis, systemic inflammatory response syndrome, and pneumonitis/colitis. The first two patients recovered; the patient experiencing pneumonitis/colitis subsequently died.  Subsequently, a recently enrolled acral melanoma patient experienced an SAE of increased ALT and AST liver function tests, determined likely to be due to acute hepatitis, with subsequent liver failure leading to death on August 3, 2016. The event was deemed possibly related to MRX34 and reported to the FDA and Korean regulatory authority.

The timing and pattern of response to treatment with MRX34 and the associated safety profile suggest a potential immune component to MRX34 activity.

We had planned to initiate Phase 2 trials in RCC and melanoma by the end of 2016; however, we now plan to let the results from the Phase 1 expansion cohorts guide the next steps in development of MRX34, including the initiation of Phase 2 trials. In addition, we plan to initiate a translational medicine trial in the late 2016, aimed to deepen our insights into the mechanism of action of MRX34 in melanoma patients and to define biomarkers that would aid in furthering the development of MRX34.

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

Our operations have focused on developing our understanding of and capabilities in microRNA biology, identifying potential product candidates, undertaking preclinical studies, initiating and conducting a clinical trial, protecting and enhancing our intellectual property estate and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through the private placements of our capital stock, federal and state government grants and offerings of our equity securities. From our inception through June 30, 2016, we have raised an aggregate of approximately $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million from a public offering of our common stock, $16.8 million from a private placement of our common stock and $11.9 million was from federal and state grants.

Since our inception, we have incurred significant operating losses. Our net loss was $5.6 million and $12.2 for the three and six months ended June 30, 2016. At June 30, 2016, we had an accumulated deficit of $88.7 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses may increase significantly as we conduct clinical trials for MRX34 and other product candidates; manufacture clinical trial materials; continue to discover, validate and develop additional novel product candidates; expand and protect our intellectual property portfolio; and hire additional development and scientific personnel.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to stock based compensation and clinical trial and pre-clinical study accruals. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

Results of Operations

Comparison of three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,		Dollar
	2016	2015	Change	% Change

	(in thousands)
Statement of operations data:
Operating expenses:
Research and development, before grant reimbursement	$3,691	$4,608	$(917)	(19.9)%
Less grant reimbursement	(9)	(109)	100	(91.7)%
Research and development	3,682	4,499	(817)	(18.2)%
General and administrative	2,049	1,185	864	72.9%
Interest (income)	(93)	—	(93)	100.0%
Net loss	$5,638	$5,684	$(46)	(0.8)%

Research and Development Expenses

Research and development expenses were $3.7 million for the three months ended June 30, 2016 which was a decrease of $800,000, or 18%, compared to research and development expenses of approximately $4.5 million for the three months ended June 30, 2015. The decrease in the three months ended June 30, 2016 was primarily due to the following:

•

A decrease of approximately $1.6 million in Phase 1 clinical trials and related costs associated with our lead product candidate MRX34, primarily due to the combination of adding additional sites and upfront drug costs in 2015 and the Company focusing on more specific indications in 2016.

•	An offsetting increase of approximately $900,000 in employee compensation, benefits and stock compensation expense due to increased headcount.

Research and development spending was partially offset by approximately $9,000 of grant reimbursements for the three months ended June 30, 2016, compared to reimbursement of approximately $109,000 for the same period in 2015. The decrease is primarily due to two grants expiring in August 2015.

General and Administrative Expenses

General and administrative expenses were approximately $2.0 million for the three months ended June 30, 2016, which was an increase of approximately $900,000 or 73%, compared to general and administrative expenses of $1.2 million for the three months ended June 30, 2015. The increase in the three months ended June 30, 2016 was primarily due to the following:

•	Approximately $700,000 for additional costs associated with operating as a publicly traded company, including higher legal, audit, insurance, professional and administrative costs.

•	Approximately $180,000 for increased employee compensation, benefits and stock compensation expense primarily due to increased headcount.

Comparison of six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,		Dollar
	2016	2015	Change	% Change
	(in thousands)
Statement of operations data:
Operating expenses:
Research and development, before grant reimbursement	$8,254	$8,089	$165	2.0%
Less grant reimbursement	(49)	(188)	139	(73.9)%
Research and development	8,205	7,901	304	3.8%
General and administrative	4,179	2,062	2,117	102.7%
Interest (income)	(175)	—	(175)	100.0%
Net loss	$12,209	$9,963	$2,246	22.5%

Research and Development Expenses

Research and development expenses were $8.2 million for the six months ended June 30, 2016 which was an increase of $300,000 million, or 3%, compared to research and development expenses of approximately $7.9 million for the six months ended June 30, 2015. The increase in the six months ended June 30, 2016 was primarily due to the following:

•	Approximately $1.6 million of increased employee compensation, benefits and stock compensation expense due to increased headcount and changes in compensation.

•

Offset by a decrease of approximately $1.5 million in clinical trial costs related to our Phase 1 clinical trial for MRX34, due to a combination of higher site set-up costs and upfront drug costs, as well as slower patient in accrual 2016 as the trial focuses on specific indications.

Research and development spending was partially offset by approximately $49,000 of grant reimbursements for the six months ended June 30, 2016, compared to reimbursement of approximately $188,000 for the same period in 2015. The decrease is primarily due to two grants expiring in August 2015.

General and Administrative Expenses

General and administrative expenses were approximately $4.2 million for the six months ended June 30, 2016, which was an increase of approximately $2.1 million or 103%, compared to general and administrative expenses of $2.1 for the six months ended June 30, 2015. The increase in the six months ended June 30, 2016 was primarily due to the following:

•	Approximately $1.5 million for additional costs associated with operating as a publicly traded company, including higher legal, audit, insurance, professional and administrative costs.

•	Approximately $700,000 of increased employee compensation, benefits and stock compensation expense due to increased headcount and changes in compensation.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

 Since inception, our operations have been financed primarily through proceeds of $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million was from a public offering of our common stock, $16.8 million was from a private placement of our common stock and $11.9 million was from federal and state grants. At June 30, 2016, we had $30.8 million of cash and cash equivalents and $41.8 invested in marketable securities. Our primary uses of cash are to fund research and development expenditures and operating expenses. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2016, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward‑looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the demonstration of further clinical proof‑of‑concept with our product candidates, including MRX34, in one or more cancer types or other indications;

•	the rate of progress and cost of our clinical trials, preclinical and nonclinical studies and other discovery and research and development activities;

•	the successful outcome of one or more pivotal clinical trials demonstrating safety and efficacy of our product candidates, including MRX34;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	our ability to practice our technology without infringing the intellectual property rights of third parties;

•	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;

•	the potential need to acquire, by acquisition or in‑licensing, other products, technologies or businesses; and

•	the emergence of competing technologies or other adverse market developments.

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,100)	$(9,199)
Investing activities	(44,826)	(58)
Financing activities	9	41,517
Net increase (decrease)	$(58,917)	$32,260

Operating Activities

Net cash used in operating activities was $14.1 million and $9.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase in overall spending for operating activities of approximately $4.9 million was due to increased headcount and personnel expenses and a reduction in payables and accrued liabilities, primarily related to payments for clinical trial related expenditures.

Investing Activities

Net cash used in investing activities for the periods presented relates primarily to the purchase of marketable securities during the six months ended June 30, 2016. We invested $50.8 million in US government agency and treasury securities and corporate debt securities with maturities greater than 90 days using surplus proceeds received in connection with our IPO and concurrent private placement in October 2015, partially offset by maturities during the period of $9.0 million. In addition, the Company obtained a standby letter of credit of $2.4 million in connection with the Lease reflected in fiscal year 2016 investing activities as restricted cash.

Financing Activities

Net cash provided by financing activities was approximately $41.5 million for the six months ended June 30, 2015, which was attributable to the initial closing of our offering of Series D convertible preferred stock. There were no financing activities during the six months ended June 30, 2016.

Contractual Obligations and Commitments

The following table presents payments due under the Company’s contractual obligations as of June 30, 2016:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating Lease	$7,005,261	$150,310	$1,232,158	$1,994,934	$3,627,859
Other (1)	234,157	234,157	—	—	—
	$7,239,419	$384,467	$1,232,158	$1,994,934	$3,627,859

(1)	Reflects remaining commitments under the Shared Services and Sublease Agreements with Asuragen of approximately $94,000 and two leases for temporary space of approximately $140,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. At June 30, 2016, we had cash and cash equivalents and marketable securities of $30.8 million and $41.8 million, respectively, consisting of interest‑bearing money market funds, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and marketable securities, as well as the low risk profile of our investments, we do not believe a change in interest rates would have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

Our business involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this periodic report, including our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. As a result, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have incurred significant losses since inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any product revenues and we do not expect to generate any product revenues for the foreseeable future. We have incurred losses in each year since our founding in 2007 and we expect to continue to incur significant operating losses for the foreseeable future. The amount of future losses is uncertain. All of our product candidates are in development, and none has been approved for sale. We have devoted substantially all of our efforts to research and development, including our preclinical and nonclinical development activities, and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have derived all of our funding from our collaboration with our former parent company, Asuragen, Inc., or Asuragen, private placements of our capital stock and government grants for research and development. Our net loss for the six months ended June 30, 2016 was $12.2 million. Since inception, we have incurred net losses leading to an accumulated deficit of approximately $88.7 million as of June 30, 2016.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we seek to expand our clinical development plan for MRX34 as a monotherapy, pursue development of MRX34 as a combination therapy, conduct research and development of other product candidates and pursue marketing approval for MRX34 in the future. If we obtain marketing approval of MRX34, we also expect to incur significant sales, marketing, distribution and manufacturing expenses. Even after obtaining such marketing approval, our products may never gain sufficient market acceptance and adequate market share. If we fail to succeed in any of these activities or our product candidates fail to demonstrate safety and efficacy in clinical trials, do not gain regulatory approval or do not achieve significant market acceptance following regulatory approval and commercialization, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

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

Developing biopharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. Our expenses may increase substantially as we seek to expand our clinical development plan for MRX34 as a monotherapy, pursue development of MRX34 as a combination therapy, conduct research and development of other product candidates and pursue marketing approval for MRX34 in the future. Additional clinical trials, including one or more late‑stage pivotal trials, will be required to obtain potential marketing approval for MRX34, and the costs of any future trials may be more expensive and time consuming than our current trial. If we obtain marketing approval of MRX34, we also expect to incur significant sales, marketing, distribution and outsourced manufacturing expenses.

As of June 30, 2016, we had working capital of $69.8 million, comprised of cash and cash equivalents and marketable securities of $30.8 million and $41.8 million, respectively. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities at such date are sufficient to fund our anticipated levels of operation for at least the next 12 months. Our future capital requirements for the period for which we expect our existing resources to support our operations may vary significantly from what we expect. For example, our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory agencies to perform studies or trials in addition to those that we currently anticipate. Our funds at June 30, 2016 will not be sufficient to obtain marketing approval for MRX34. As a result, we will be required to obtain additional financing in the future, which we may obtain through public or private equity offerings, debt financings, credit facilities, government grants and contracts and/or strategic collaborations. If we are required to secure additional capital, such additional fundraising efforts may divert our management from our day‑to‑day activities, which may adversely affect our ability to develop and commercialize future product candidates. Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or form favorable collaborations, when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials, research and development programs or our commercialization efforts, including with respect to MRX34.

Additionally, our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	the demonstration of further clinical proof‑of‑concept with our product candidates, including MRX34, in one or more cancer types or other indications;

•	the rate of progress and cost of our clinical trials, preclinical and nonclinical studies and other discovery and research and development activities;

•	the successful outcome of one or more pivotal clinical trials demonstrating safety and efficacy of our product candidates, including MRX34;

•	the timing of, and costs involved in, seeking and obtaining FDA and other regulatory approvals;

•	the costs of preparing, filing, prosecuting, maintaining and enforcing any patent claims and other intellectual property rights, including litigation costs and the results of such litigation;

•	our ability to practice our technology without infringing the intellectual property rights of third parties;

•	our ability to enter into additional collaboration, licensing, government or other arrangements and the terms and timing of such arrangements;

•	the potential need to acquire, by acquisition or in‑licensing, other products, technologies or businesses; and

•	the emergence of competing technologies or other adverse market developments.

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

To raise capital, we may from time to time issue additional shares of common stock at a discount from the then‑current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. Whether or not we issue additional shares of common stock at a discount, any issuance of common stock will, and any issuance of other equity securities, securities convertible into equity securities or options, warrants or other rights to purchase equity securities, result in additional dilution of the percentage ownership of our existing stockholders and could cause our stock price to decline. New investors could also gain rights, preferences and privileges senior to those of holders of our common stock, which could cause the price of our common stock to decline. Debt securities may also contain covenants that restrict our operational flexibility, impose liens or other restrictions on our assets, restrict our ability to incur additional debt, impose limitations on our ability to acquire, sell or license intellectual property or impose other operating restrictions that could adversely affect our business and could also cause the price of our common stock to decline.

Other than our collaboration with our former parent company, Asuragen, private placements of our capital stock, and public offerings of common stock, the only significant external source of funds to date has been state and federal government grants for research and development. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under the risk factor entitled “Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of product candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.” Although we might apply for government and private contracts and grants in the future, we cannot guarantee that we will be successful in obtaining additional grants or contracts for MRX34 or any other product candidates or programs.

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

Further, the FDA has relatively limited experience with microRNA‑based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market or commercialize microRNA therapeutics, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. If our microRNA technologies prove to be ineffective, unsafe or commercially unviable, our entire pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of MRX34. The clinical development of MRX34 began in April 2013 with our multi‑center Phase 1 clinical trial of patients with advanced stage solid cancers. We have also included in the Phase 1 clinical trial a separate cohort of patients with hematological malignancies, which may include patients with non‑Hodgkin’s lymphoma, acute myelogenous leukemia, acute and chronic lymphocytic leukemia, chronic myelogenous leukemia in accelerated or blast phase, multiple myeloma and myelodysplastic syndrome. The primary objectives of the Phase 1 clinical trial, including the hematological malignancy cohort, are to establish the maximum tolerated dose and an appropriate dose for Phase 2 clinical trials. The secondary objectives of the Phase 1 clinical trial are to assess the safety, tolerability and pharmacokinetic profile of MRX34 after intravenous dosing as well as to assess any biological and clinical activity.

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

Although we continue to focus a substantial amount of our efforts on the MRX34 Phase 1 clinical trial, a key element of our strategy is to discover, develop and potentially commercialize a portfolio of product candidates to treat cancer and other indications. We are seeking to do so through our internal research programs and are exploring, and intend to explore in the future, strategic partnerships for the development of new products. Other than MRX34, all of our other potential product candidates remain in the discovery and preclinical study stages. Research programs to identify product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain regulatory approval for our drug products under applicable regulatory requirements. The denial or delay of any such approval would prevent or delay commercialization of our drug products and adversely impact our ability to generate revenue, our business and our results of operations.

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

We may experience delays in our trials and we cannot be certain that the trial or any other future clinical trials for MRX34 or other product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all.  In general clinical trials can be delayed or aborted for a variety of reasons, including delay or failure related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;

•	obtaining regulatory approval to commence a trial;

•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board, or IRB, or equivalent approval at each site;

•	recruiting suitable patients to participate in a trial;

•	having patients complete a trial or return for post‑treatment follow‑up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	addressing patient safety concerns that arise during the course of a trial;

•	addressing any conflicts with new or existing laws or regulations;

•	adding a sufficient number of clinical trial sites;

•	the occurrence of a treatment-related serious adverse event (SAE); or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Our clinical trials, including our Phase 1 clinical trial for MRX34, the planned initiation of a Phase 1 translational medicine study and planned Phase 2 studies, or other trials our strategic partners or CROs may conduct, may be suspended or terminated at any time for a number of safety‑related reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that our product candidates present an unacceptable safety risk to the clinical trial patients. In addition, IRBs or regulatory agencies may order the temporary discontinuation or termination of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, including if they present an unacceptable safety risk to patients. Administering any product candidate to humans may produce undesirable side effects. The existence of undesirable side effects resulting from our product candidates could cause us or regulatory authorities, such as the FDA, to interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory agencies denying further development or approval of our product candidates for any or all indications.

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

Certain oligonucleotide therapeutics and liposomal drug delivery products have shown injection site reactions, infusion reactions and pro‑inflammatory effects and may also lead to impairment of organ function, including kidney or liver function. There is a risk that our current and future product candidates may induce similar adverse events, or require pre‑ or co‑administration of other drugs to minimize such effects, which pre‑ or co‑administration might adversely affect the benefits of our product candidates or add additional side effects to the treatment regimens. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all indications. Drug‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may significantly harm our business, financial condition, results of operations and prospects significantly.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

As with many pharmaceutical products and product candidates under development, MRX34 or our other potential product candidates may produce undesirable side effects or adverse reactions or events. For example, since the beginning of our Phase 1 clinical trial in April 2013 and up until the data cut-off date for the ASCO presentation in April 2016, three patients had experienced possible immune-mediated SAEs after receiving MRX34. These events included enterocolitis, systemic inflammatory response syndrome, and pneumonitis/colitis. The first two patients recovered; the patient experiencing pneumonitis/colitis subsequently died.  Subsequently, a recently enrolled acral melanoma patient experienced an SAE of increased ALT and AST liver function tests, determined likely to be due to acute hepatitis, with subsequent liver failure leading to death on August 3, 2016. The event was deemed possibly related to MRX34 and reported to the FDA and Korean regulatory authority.  The timing and pattern of response to treatment with MRX34 and the associated safety profile suggest a potential immune component to MRX34 activity.

In addition, through the data cut-off date for the ASCO presentation in April 2016, most of the 122 patients treated with MRX34 in our Phase 1 trial experienced at least one adverse event, with fever, chills, back pain, abdominal pain, nausea, diarrhea, vomiting, dehydration, anorexia, dyspnea, fatigue, headache, cough, insomnia, dysgeusia, tachycardia, anemia, neutropenia, lymphopenia, leukopenia, thrombocytopenia, elevation of liver enzymes, hyperglycemia, and hyponatremia being the most commonly reported adverse events.

Also as of April 2016, the data cut-off date for ASCO 2016, among the 47 patients in the BIW dosing cohorts the SAEs determined to be related to MRX34 treatment occurring in more than one patient were fever, fatigue, dehydration and elevation of liver enzymes, each of which occurred in two patients. For the 75 patients in the QD × 5 dosing cohort, SAEs reported included, capillary leak syndrome, delirium or altered mental status, and bleeding in silent or asymptomatic HCC brain metastasis, each of which occurred in two patients, and elevation of liver enzymes, fever, and thrombocytopenia, which occurred in four patients. These adverse events associated with MRX34 are generally manageable or preventable with standard interventions or tests used by oncologists, such as administering other medications that prevent or reduce side effects, temporary slowing of infusions, delaying or stopping dosing, or using magnetic resonance imaging, or MRI, to detect silent brain metastases. Of the 42 patients with primary liver cancer treated with escalating doses of MRX34, one patient in 70 mg/ m2 dose cohort in BIW schedule achieved confirmed partial response.  Of the two acral melanoma patients enrolled in the study, one patient enrolled in the 110 mg/ m2 dose cohort on the QD × 5 schedule achieved a confirmed partial response. Of the two metastatic renal cell carcinoma patients enrolled in the study, one patient enrolled in the 110 mg/ m2 dose cohort on the QD × 5 schedule achieved a confirmed partial response.  See “Business—MRX34: Our Lead Clinical Product Candidate” of Part I, Item 1 of our Annual Report for the year ended December 31, 2015 for a more detailed description of the adverse events experienced during the course of the MRX34 clinical development program.

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

To date, our proposed product candidates have only been manufactured at a scale that is adequate to supply our research activities and early‑stage clinical trials. As with many companies conducting Phase 1 and Phase 2 clinical trials or preclinical studies on product candidates, the current cost of each treatment is expensive relative to presently‑marketed therapeutics targeting similar indications. We cannot guarantee that we will be able to scale the manufacturing of our products during future clinical trials or commercialization in order to achieve a treatment price that would allow for commercial acceptance. In the event our product candidates cannot be manufactured in sufficient commercial quantities at a competitive price, our future prospects could be significantly impacted and our financial prospects would be materially harmed.

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

We do not currently independently conduct manufacturing activities for our product candidates, including MRX34. We rely upon single source third‑party contract manufacturing organizations to manufacture and supply our product candidates. We currently have a relationship with two suppliers for clinical supply of the drug substance for our miR‑34 mimic. Polymun Scientific Immunbiologische Forschung GmbH, located in Austria, is the exclusive manufacturer of our MRX34 drug product. Further, we rely on our contract manufacturers to manage the supply chain for the raw materials used in the manufacture of the drug substance and drug product.

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

Although we believe that appropriate alternative sources of supply exist for each of our current product candidates, the number of third‑party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any drug would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing such ingredients. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non‑infringement of third‑party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

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

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the course of development, might cause delays or termination of the development or commercialization of product candidates, and might result in legal proceedings, which would be time‑consuming, distracting and expensive;

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

During the course of our development of our product candidates, we have been funded in significant part through federal and state grants, including but not limited to the substantial funding we have received from the Texas Emerging Technology Fund and the Cancer Prevention and Research Institute of Texas, or CPRIT. In addition to the funding we have received to date, we have applied for federal and state grants to receive additional funding in the future. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future. For example, under the terms of our 2010 award from CPRIT, we are required to pay CPRIT a portion of our revenues from sales of certain products by us, or received from our licensees or sublicensees, at a percentage in the low single digits until the aggregate amount of such payments equals a specified multiple of the grant amount, and thereafter at a rate of less than one percent, subject to our right, under certain circumstances, to make a one‑time payment in a specified amount to CPRIT to buy out such payment obligations. See also “Business — Strategic Partnerships and Licenses” of Part I, Item 1 of our Annual Report for the year ended December 31, 2015 for a description of this CPRIT agreement, which includes a description of our obligations to make royalty payments.

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

Our business involves the use of hazardous materials and we and our third‑party manufacturers must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

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

As of June 30, 2016, we had 35 employees. We will need to expand our managerial, operational, financial and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize MRX34 or other product candidates. Our management and personnel, systems and facilities currently in place are likely not adequate to support this future growth. Also, our management may need to divert a disproportionate amount of its attention away from our day‑to‑day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Our need to effectively execute our business strategy requires that we:

•	manage our Phase 1 clinical trial, which is being conducted at multiple trial sites, as well as manage any other clinical trials in the future;

•

manage our internal discovery and development efforts effectively while carrying out our contractual obligations to licensors, contractors, government agencies, any future collaborators and other third parties;

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

In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop microRNA therapeutics, including miRagen Therapeutics, Inc., and Regulus Therapeutics, Inc. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Insurers and other third‑party payors may also encourage the use of generic products. For example, if MRX34 is approved, it may be priced at a significant premium over other competitive products. This may make it difficult for MRX34 or any other future products to compete with these products. The recent market introduction of so-called, checkpoint inhibitor molecules, such as Opdivo®, Keytruda®, and Yervoy®, has increased the number of treatment options for solid tumors.

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

Recent changes in our executive leadership and any similar changes in the future may serve as a significant distraction for our management and employees.

Since the beginning of 2016, there have been two changes to our executive leadership team. In May 2016, we transitioned our Chief Medical Officer from Dr. Sinil Kim to Dr. Vincent O’Neill and, in June 2016, we mutually agreed with Dr. Miguel Barbosa that Dr. Barbosa would resign as our Chief Scientific Officer. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our operations and impede our ability to execute our strategic plan.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (ii) manufacturing standards; (iii) federal and state healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Requirements associated with being a public company have increased and will continue to increase our costs significantly, as well as divert significant company resources and management attention.

Prior to our initial public offering in 2015, we were not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the Securities and Exchange Commission, or SEC, or any securities exchange relating to public companies. We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, the expenses associated with operating as a public company are, material, particularly after we cease to be an “emerging growth company.” Compliance with the various reporting and other requirements applicable to public companies also requires considerable time and attention of management. In addition, the changes we have made, and continue to make, may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Because the JOBS Act has only recently been enacted, it is not yet clear whether investors will accept the more limited disclosure requirements that we may be entitled to follow while we are an “emerging growth company.” If they do not, we elect to comply with disclosure requirements as if we were not an “emerging growth company,” in which case we would incur the greater expenses associated with such disclosure requirements.

We will remain an “emerging growth company” for up to five years after the completion of our initial public offering, although if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenues of $1 billion or more during any fiscal year before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year, or if we issue more than $1 billion in non‑convertible debt in a three‑year period, we would cease to be an “emerging growth company” immediately.

In addition, being a public company could make it more difficult or costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we are not able to implement the requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 in a timely manner or with adequate compliance, we may be subject to sanctions by regulatory authorities.

Section 404 of the Sarbanes‑Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for fiscal year 2016, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We will be evaluating our internal controls systems to allow management to report on, and eventually allow our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and eventual auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002. The aforementioned auditor attestation requirements will not apply to us until we are no longer considered an “emerging growth company.”

To date, we have never conducted a review of our internal controls for the purpose of providing the reports required by these rules. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or The NASDAQ Stock Market LLC, or NASDAQ. Any such action could adversely affect our financial results or investors’ confidence in us and could cause our stock price to fall. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities, which would entail expenditure of additional financial and management resources and could materially adversely affect our stock price. Deficient internal controls could also cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, which could have a negative effect on our stock price.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in 2016 and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three‑year period, the corporation’s ability to use its pre‑change net operating loss, or NOL, carryforwards and other pre‑change tax attributes to offset its post‑change income or taxes may be further limited. We believe that we have experienced at least one ownership change in the past. We may also experience additional ownership changes as a result of subsequent shifts in our stock ownership, including as a result of our initial public offering. Accordingly, our ability to use our pre‑change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. For these reasons, we may not be able to utilize any or a material portion of our NOL carryforwards and other tax attributes.

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

Currently, our patent portfolio includes over 10 issued U.S. patents and over 42 pending U.S. and ex‑U.S. patent applications that we own, co‑own, or have in‑licensed from third parties, primarily focused on various aspects of microRNA therapeutics, including various microRNA mimics, and methods of use as microRNA related therapies. Within our patent portfolio, we are the sole owner of multiple U.S. and foreign patent applications related to microRNA therapies, including chemically modified versions of miR‑34 not currently used in MRX34 (U.S. Patent No. 8,586,727) and other microRNAs mimics that are possible candidates for future product development as microRNA therapeutics. Further, our patent portfolio includes U.S. 7,960,359 and U.S. 8,563,708, both of which are related to miR‑34 and are in‑licensed from Asuragen. Specifically, U.S. 7,960,359 is related to use of a miR‑34a mimic, for example MRX34, for reducing cell viability of human lung cancer cells, human cancerous T cells, human prostate cancer cells or human skin cancer cells. This patent is expected to expire in 2025. We also are the exclusive licensee with respect to MRX34 of US 9,006,206, which relates to use of miR-34 to treat a cancer associated with p53, and EP2126078, which relates to treatment of certain cancers that are also p53 negative. Both US 9,006,206 and EP 2126078 are co-owned by Rosetta Genomics and Yeda Research & Development. See “Business—Intellectual Property—Our Patent Portfolio” of Part I, Item 1 of our Annual Report for the year ended December 31, 2015 for a more detailed description of the patents we own or license covering our product candidates.

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

Further, if we encounter delays in our clinical trials or achieving regulatory approvals, the period of time during which we could market any of our product candidates under patent protection, if approved, would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if we obtain patents that cover the manufacture, use and/or sale of our product candidates and such patents are not successfully challenged by any third parties, once the patent life has expired for a product, we may be open to competition, including from generic medications.

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

We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future. These include our exclusive cross‑license agreement with Asuragen, our exclusive licenses from Yale University, or Yale, Marina, the University of Zurich, and Rosetta Genomics Ltd., or Rosetta Genomics.

Our existing license agreements, except our cross‑license agreement with Asuragen, generally impose, and we expect that future license agreements will impose on us, various development, regulatory and/or commercial diligence obligations, and financial obligations, such as payment of milestones and/or royalties. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we may not be able to market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. See “Business — Strategic Partnerships and Licenses” of Part I, Item 1 of our Annual Report for the year ended December 31, 2015 for a description of our license agreements, which sets forth the material terms and obligations, including a description of the termination provisions, under our agreements with Asuragen, Yale, Marina, the University of Zurich and Rosetta Genomics.

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

If we are successful in commercializing MRX34 or any other products, the FDA and foreign regulatory agency regulations require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or a foreign regulatory agency could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval of future products.

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

Risks Related to Our Common Stock

Our stock price is volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	ability to commercialize or obtain regulatory approval for our product candidates, or delays in commercializing or obtaining regulatory approval;

•	results from, or any delays or holds in, preclinical or nonclinical testing or clinical trial programs relating to our product candidates, including the Phase 1 clinical trial for MRX34;

•	any need to suspend or discontinue clinical trials due to side effects or other safety risks, or any need to conduct studies on the long‑term effects associated with the use of our product candidates;

•	manufacturing issues related to our product candidates for clinical trials or future products for commercialization;

•	commercial success and market acceptance of our product candidates following regulatory approval;

•	undesirable side effects caused by product candidates after they have entered the market;

•	ability to discover, develop and commercialize additional product candidates;

•	announcements relating to collaborations that we may enter into with respect to the development or commercialization of our product candidates;

•	announcements relating to the receipt, modification or termination of government contracts or grants;

•	success of our competitors in discovering, developing or commercializing products;

•	strategic transactions undertaken by us;

•	additions or departures of key personnel;

•	product liability claims related to our clinical trials or product candidates;

•	prevailing economic conditions;

•	business disruptions caused by earthquakes or other natural disasters;

•	disputes concerning our intellectual property or other proprietary rights;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	healthcare reform measures in the United States and outside the United States;

•	sales of our common stock by our officers, directors or significant stockholders;

•	future sales or issuances of equity or debt securities by us;

•	lack of an active, liquid and orderly market in our common stock;

•	fluctuations in our quarterly operating results; and

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

Based on the beneficial ownership of our common stock as of June 30, 2016, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 74.8% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of June 30, 2016, we have a total of 20,835,868 shares of common stock outstanding.

In addition, based on the number of shares subject to outstanding awards under our 2008 Long Term Incentive Plan, or 2008 Stock Plan, as of June 30, 2016, and including the initial reserves under our 2015 Equity Incentive Award Plan, or 2015 Plan, and Employee Stock Purchase Plan, or ESPP, approximately 3.9 million shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under the 2008 Stock Plan, 2015 Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We also filed a registration statement permitting certain shares of common stock issued in the future pursuant to the 2008 Plan, 2015 Plan and ESPP to be freely resold by plan participants in the public market, subject to applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan and ESPP also contain provisions for the annual increase of the number of shares reserved for issuance under such plans, which shares we also intend to register. If the shares we may issue from time to time under the 2008 Stock Plan, 2015 Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

Certain holders of approximately 13.9 million shares of our common stock at June 30, 2016 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

An active, liquid and orderly market for shares of our common stock may not be sustained.

Prior to our initial public offering in October 2015, there had been no public market for our common stock, and an active public market for our shares may not be sustained. Further, certain of our existing institutional investors, including investors affiliated with certain of our directors, purchased approximately 2.4 million shares of common stock in our initial public offering and consequently fewer shares may be actively traded in the public market because these stockholders are restricted from selling the shares by restrictions under applicable securities laws, which would reduce the liquidity of the market for our common stock. If an active market for shares of our common stock is not maintained it may be difficult for our stockholders to sell their shares at the time they wish to sell them or at a price that they consider reasonable or it may result in volatility in our stock price. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies or in-license new product candidates using our shares as consideration.

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

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $2.4 million at June 30, 2016 for severance and other benefits in the event of a termination of employment in connection with a change of control of us. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation.	8-K	10/06/2015	3.1
3.2	Amended and Restated Bylaws.	8-K	10/06/2015	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	09/18/2015	4.2
10.1	Lease Agreement, dated as of June 24, 2016, between G&I VII Encino Trace II LP and Mirna Therapeutics, Inc.				X
10.2#	Separation Agreement dated June 29, 2016 by and between Miguel Barbosa and Mirna Therapeutics, Inc.				X
10.3#	Transition and Separation Agreement, dated as of May 13, 2016, by and between Sinil Kim and Mirna Therapeutics, Inc.				X
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

#Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRNA THERAPEUTICS, INC.
(Registrant)

Date: August 15, 2016	/s/ Paul Lammers
Paul Lammers, M.D., M.Sc. Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	/s/ Alan Fuhrman
Alan Fuhrman Chief Financial Officer (Principal Financial Officer)