Form 10-Q
period 2016-09-30
Mirna Therapeutics, Inc.
filed 2016-11-10
CIK 1527599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-37566
______________________________________________________
Mirna Therapeutics, Inc.
(Exact name of registrant as specified in its charter)
______________________________________________________

Delaware	26-1824804
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3711 South Mopac
Austin, TX (Address of principal executive offices)

78735
(Zip Code)

(512) 901-0900
(Registrant’s telephone number, including area code)
______________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐
    No   ☒

As of November 7, 2016 there were 20,835,868 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Mirna Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Financial Statements
Mirna Therapeutics, Inc.
Condensed Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$26,958	$89,713
Short-term marketable securities	39,300	—
Prepaid expenses and other current assets	818	829
Total current assets	67,076	90,542
Property and equipment, net	1,834	375
Long-term marketable securities	400	—
Restricted cash	2,431	—
Total assets	$71,741	$90,917
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,153	$3,687
Accrued expenses	1,943	2,214
Total liabilities	3,096	5,901

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; 0 shares outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at September 30, 2016 and December 31, 2015; 20,835,868 and 20,830,555 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	21	21
Additional paid in capital	162,729	161,518
Accumulated other comprehensive loss	(8)	—
Accumulated deficit	(94,097)	(76,523)
Total stockholders’ equity	68,645	85,016
Total liabilities and stockholders’ equity	$71,741	$90,917

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,384	$4,683	$11,589	$12,584
General and administrative	1,940	1,556	6,119	3,618
Total operating expenses	5,324	6,239	17,708	16,202
Other income (expense):
Interest income	97	8	272	8
Loss on disposal of assets	(138)	—	(138)	—
Total other income (expense)	(41)	8	134	8
Net loss	$(5,365)	$(6,231)	$(17,574)	$(16,194)
Less: Accretion and dividends on convertible preferred stock	—	(1,554)	—	(4,217)
Net loss attributable to common stockholders	$(5,365)	$(7,785)	$(17,574)	$(20,411)
Other comprehensive loss:
Unrealized loss on available for sale securities, net of tax	(14)	—	(8)	—
Total other comprehensive loss	(5,379)	(7,785)	(17,582)	(20,411)
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(82.16)	$(0.84)	$(222.70)
Common shares used to compute basic and diluted net loss per share attributable to common stockholders	20,835,868	94,753	20,832,727	91,650

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.
Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(17,574)	$(16,194)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	37
Stock-based compensation	1,202	561
Net amortization of premium/ discounts on marketable securities	178	—
Changes in operating assets and liabilities:
Grant reimbursement and other receivables	(123)	61
Prepaid expenses and other assets	134	(217)
Accounts payable	(2,883)	1,290
Accrued expenses	(271)	(57)
Net cash used in operating activities	(19,232)	(14,519)
Investing activities
Purchases of marketable securities	(79,786)	—
Maturities of marketable securities	39,900	—
Restricted cash	(2,431)	—
Purchases of property and equipment	(1,215)	(187)
Net cash used in investing activities	(43,532)	(187)
Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	41,023
Proceeds from the exercise of stock options	9	67
Cash provided by financing activities	9	41,090
Net increase (decrease) in cash and cash equivalents	(62,755)	26,384
Cash and cash equivalents at beginning of period	89,713	9,319
Cash and cash equivalents at end of period	$26,958	$35,703

Supplemental disclosures for non- cash investing activities:
Property & equipment purchased in accounts payable	412	—

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Nature of Business and Basis of Presentation

Nature of business

Mirna Therapeutics, Inc. (“Mirna” or “the Company”) is a biopharmaceutical company focused on microRNA-based oncology therapeutics. The Company was incorporated in Delaware in December 2007 as a wholly‑owned subsidiary of Asuragen, Inc. (“Asuragen”) and was spun out to existing Asuragen stockholders in December 2009. Following the close of the Company's Phase 1 clinical trial of MRX34 in September 2016, the Company is evaluating its strategic alternatives focusing on enhancing stockholder value, including the possibility of a merger or sale of the Company, and has suspended further research and development activities to reduce operating expenses while it evaluates these opportunities (see Note 13 for additional discussion.) The Company is located in Austin, Texas.

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

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company believes that its cash, cash equivalents and marketable securities of $66.7 million at September 30, 2016 will enable the Company to maintain its current and planned operations for at least the next twelve months.

Basis of presentation

The accompanying interim condensed financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2016, and the results of its operations and cash flows for the interim periods ended September 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The interim financial data as of September 30, 2016 is not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any future period.

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

Clinical Trial and Pre-Clinical Study Accruals

The Company estimates pre-clinical study and clinical trial expenses pursuant to contracts with research institutions and contract research organizations that conduct and manage pre-clinical studies and clinical trials on the Company’s behalf. These estimates are based on the level of service performed and the underlying agreement. Further, the Company accrues expenses related to clinical trials based on the level of patient enrollment and other activities according to the related agreements. The Company monitors patient enrollment levels and other activities to the extent reasonably possible and adjusts estimates accordingly. If actual costs incurred or the timing of services vary from our estimate, we adjust the accrual accordingly.

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

The carrying amounts reflected in the balance sheets for cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2016 and December 31, 2015, due to their short‑term nature.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the three or nine months ended September 30, 2016 or 2015.

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

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive income or loss. Other comprehensive loss consists of unrealized gains and losses on marketable securities.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. The ASU is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on the financial statements.

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

3. Marketable Securities

The following table summarizes the available-for-sale securities held at September 30, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
U.S. government agency securities and treasuries	$25,013	$7	$(3)	$25,017
Corporate debt securities	14,695	—	(12)	14,683
Total available-for-sale securities	$39,708	$7	$(15)	$39,700

The Company did not have available for sale securities at December 31, 2015. Approximately $400,000 in available- for- sale securities held as of September 30, 2016 had remaining maturities greater than one year.

4. Fair Value Measurements

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2016
Assets:
Cash and Cash Equivalents
Money market funds	$23,805	$23,805	$—	$—
US government agency securities and treasuries	$1,353	—	1,353
Corporate debt securities	1,800	—	1,800	—
Total cash and cash equivalents	26,958	23,805	3,153	—
Marketable securities
U.S. government agency securities and treasuries	24,617	—	24,617	—
Corporate debt securities	14,683	—	14,683	—
Total marketable securities	39,300	—	39,300	—
U.S. government agency securities and treasuries, long-term	400	—	400	—
Restricted cash	2,431	2,431	—	—
Total assets	$69,089	$26,236	$42,853	$—

December 31, 2015
Assets:
Money Market Funds	89,713	89,713	—	—
Total Assets	$89,713	$89,713	$—	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2016 and December 31, 2015, cash and cash equivalents are comprised of money market accounts, U.S. government agency securities and corporate debt securities.

Marketable securities

The cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. The Company has not realized material gains or losses on sales of available-for-sale investment securities during any of the periods presented.

As of September 30, 2016, available for sale securities of approximately $22.9 million were in an unrealized loss position of $15,000. The Company has the intent and ability to hold such securities until recovery. The Company determined that there were no material changes in the credit risk of the above investments. The Company did not hold any investments with an other-than-temporary impairment as of September 30, 2016 and December 31, 2015.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Construction in Progress	$598	$—
Furniture, computers and equipment	1,540	687
Leasehold improvements	36	18
Accumulated depreciation	(340)	(330)
	$1,834	$375

Depreciation expense was approximately $60,000 and $12,000 for the three months ended September 30, 2016 and 2015, respectively.  Depreciation expense was approximately $105,000 and $37,000 for the nine months ended September 30, 2016 and 2015, respectively.

6. Common Stock

The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

•	The holders of shares of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

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

2015 Equity Incentive Plan

In August 2015, the Company’s board of directors approved the 2015 Equity Incentive Award Plan (the “2015 Plan”), which was effective in connection with the pricing of the IPO on September 30, 2015. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards. The 2015 Plan is the successor to the 2008 Plan and the 764,928 options outstanding in the 2008 Plan at September 30, 2016 may be transferred to the 2015 Plan if awards thereunder terminate, expire or lapse for any reason without the delivery of shares to the holder thereof. Under the 2015 Plan, 1,671,800 shares of the Company’s common stock were initially authorized and reserved for issuance. In March 2016, the Company’s board of directors approved an increase of 1,041,527 shares available for grant pursuant to the 2015 Plan. A combined total of 3,508,492 shares have been authorized and reserved for issuance under the 2008 Plan and 2015 Plan at September 30, 2016.

2015 Employee Stock Purchase Plan

In August 2015, the Company’s board of directors approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which was effective in connection with the pricing of the IPO on September 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  There were no sales under the ESPP as of September 30, 2016. Shares available for future purchase under the ESPP were 375,485 at September 30, 2016.

Stock Option Activity

The Company’s stock option activity for the nine months ended September 30, 2016 was as follows:

		Weighted‑
		Average	Weighted‑Average
	Number	Exercise	Contractual
	of Shares	Price	Life (years)
Outstanding at December 31, 2015	1,529,459	6.29	9.00
Granted	928,250	4.41
Exercised	(5,313)	1.65
Forfeited/canceled	(350,432)	6.85
Outstanding at September 30, 2016	2,101,964	$5.37	8.65
Options exercisable at September 30, 2016	646,142	$5.33	7.40

Stock Compensation Expense

Total stock-based compensation expense for the three and nine months ended September 30, 2016 was recognized as follows in the statements of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expense	$155	$57	$261	$137
General and administrative expense	358	153	941	424
Total stock based compensation	$513	$210	$1,202	$561

As of September 30, 2016, there was approximately $5.1 million of unrecognized compensation cost related to the stock options granted under the 2015 Plan, which is expected to be amortized over a weighted-average period of 2.9 years. There were no restricted stock units or stock appreciation rights granted under the 2015 Plan as of September 30, 2016.

8. Income Taxes

The Company has not recorded a provision for income taxes as of September 30, 2016 due to reported net losses since inception.

During the three and nine months ended September 30, 2016 and 2015, the Company had no interest and penalties related to income taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has established a valuation allowance due to uncertainties regarding the realization of deferred tax assets based upon the Company’s lack of earnings history. The Company files income tax returns in the U.S. federal and Texas jurisdictions. The statute of limitations for assessment by the Internal Revenue Service (“IRS”) is open for tax years ending December 31, 2015, 2014, and 2013, although carryforward attributes that were generated for tax years prior to 2013 may still be adjusted upon examination by the IRS if they either have been, or will be, used in a future period. The 2010 and subsequent tax years remain open and subject to examination by the State of Texas. There are currently no federal or state income tax audits in progress.

9. Agreements with Asuragen

On November 3, 2009, the Company entered into an agreement with Asuragen under which Asuragen shares space with and provides services to the Company in support of the Company’s business. Such services have included human resources, finance and accounting, information technology, purchasing, shipping and receiving, equipment use, and various facility expenses. The Company paid Asuragen a monthly service fee for the services provided by Asuragen to the Company, which does not include direct charges incurred by Asuragen on behalf of the Company. Total expenses under the Shared Services Agreement with Asuragen totaled approximately $79,000 and $100,000 for the three months ended September 30, 2016 and 2015, respectively and $316,000 and $295,000 for the nine months ended September 30, 2016 and 2015.

On October 31, 2014, the Company entered into a sublease agreement with Asuragen for use of office, laboratory and shared space. Total rent expense was approximately $15,000 and $59,000 for the three and nine months ended September 30, 2016. Both the lease and the shared service agreements expired on August 31, 2016. The Company has entered into a new lease for additional space, as discussed in Note 11.

10. License agreements

Rosetta Genomics Ltd.

In December 2015, the Company entered into a Patent License Agreement (the “License Agreement”) with Rosetta Genomics Ltd. (“Rosetta”), licensing to the Company certain patents owned or controlled by Rosetta as specified in the License Agreement. Under the License Agreement, Rosetta granted the Company a non-assignable, non- transferable, worldwide license for certain patents in connection with the development and commercialization of products that relate to the tumor suppressor microRNA MIR-34 (“Products”). This license is exclusive with respect to Products that relate to MRX34, which has been placed on full clinical hold by the Food and Drug Administration ("FDA"), and non-exclusive for products that are not related to MRX34.

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

Marina Biotech, Inc.

In December 2011, the Company entered into a licensing agreement with Marina Biotech, Inc. (“Marina”), pursuant to which Marina granted to the Company a license to liposomal delivery technology, NOV340, known under the brand name “SMARTICLES,” to develop and commercialize drug products incorporating Marina’s delivery system exclusively in combination with the Company’s first therapeutic product, MRX34, which has been placed on full clinical hold by the FDA. In December 2013, the license agreement was amended to include three additional specific microRNA mimics selected by the Company to use with SMARTICLES on an exclusive basis, and in May 2015, the license agreement was further amended to reduce the amount of a specific milestone payment and to provide for the prepayment of such milestone payment. In August 2015, the Company also entered into a side letter to the license agreement, under which it exercised its right to select an additional specific microRNA as a licensed product, in exchange for the payment of a specified selection fee payment.

The Company has cumulatively paid Marina approximately $2.1 million through September 30, 2016 in up‑front and milestone payments and as consideration for the inclusion within the license of four additional microRNA compounds. As the Company progresses with respect to development and commercialization of its products, the Company will be required to make payments to Marina based upon the achievement of certain development and regulatory milestones, totaling up to $6 million in the aggregate for each licensed product. The Company has agreed to pay up to an additional $4 million per licensed product upon the achievement of certain regulatory milestones for a specified number of additional indications, leading to a maximum cap on all milestone payments of $10 million per product. The exception to this is for the Company’s first therapeutic product candidate, MRX34, where the aggregate of all remaining development and regulatory milestone payments due to Marina, including for all additional indications, is $4.0 million.

In addition to milestone payments, the Company will be required to pay low single digit royalties on net sales of licensed products other than MRX34, subject to customary reductions and offsets. As a result of the Company’s 2013 amendment to the agreement with Marina, the Company is no longer required to pay a royalty to Marina with respect to sales of the Company’s first therapeutic product candidate, MRX34. If the Company sublicenses its rights under the license from Marina, for each optioned microRNA compound covered by such sublicense the Company is required to pay a specified lump‑sum payment representing the remainder of the selection fee for the inclusion of such microRNA compound within the scope of the license agreement, as well as a portion of any revenue the Company receives from such sublicensees at a tiered percentage between the very low single digits and the mid‑teens, depending on the circumstances in which the sublicense is entered into.

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

The Company will be required to make payments for achievement of certain development and regulatory milestones by products containing one specified microRNA and covered by the licensed patents, of up to $600,000 in the aggregate for each such product, subject to reduction in certain circumstances. In addition, the Company is required to pay an annual license maintenance fee and minimum annual royalties under certain circumstances. As of September 2016, the Company has suspended all research and development activities.

11. Commitments and Contingencies

Operating Lease

In June 2016, the Company entered into a lease for its corporate headquarters and research facility in Austin, Texas (the “Headquarters”) under an operating lease agreement (the “Lease”). The agreement provides that the lease will commence on the earlier of (i) the date on which the Company first conducts any business in the new Headquarters, (ii) substantial completion of the improvements made to the new Headquarters as defined in the Lease, or (iii) January 1, 2017 (collectively, the “Commencement Date”).  The initial term of the lease is for a 123 month period, with the option to extend the lease for up to two consecutive 60 month terms. Rent expense under the Lease for the three and nine months ended September 30, 2016 was approximately $55,000.

The lease provides annual base rent of approximately $600,000 in the first year after a three-month rent free period following the Commencement Date, with subsequent annual increases of approximately 3% in the annual base rent. In connection with the lease, the landlord has provided a tenant improvement allowance of approximately $1.9 million to be used by the Company to build-out certain improvements to the Headquarters. The Lease also provides for an additional improvement allowance of up to $1.3 million. The additional allowance, if exercised, will amortize over 120 months on a straight line basis. There have been no draws on the additional improvement allowance as of September 30, 2016.

Mirna has obtained a standby letter of credit for the initial amount of approximately $2.4 million, which may be drawn down by the landlord in the event of default. If Mirna meets certain requirements, the amount due under the Letter of Credit may be reduced to approximately $800,000.

Under the Lease agreement, future minimum payments payable are approximately as follows:

		Operating
Period ending December 31,		Lease
2016	(three months)	—
2017		$450,929
2018		614,855
2019		633,364
2020	and thereafter	5,218,227
Total		$6,917,375

12. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(5,365)	$(6,231)	$(17,574)	$(16,194)
Accretion of convertible preferred stock to redemption value	—	—	—	(448)
Accrued dividends on convertible preferred stock	—	(1,554)	—	(3,769)
Net loss attributable to common stockholders—basic and diluted	(5,365)	(7,785)	(17,574)	(20,411)
Weighted-average number of common shares—basic and diluted	20,835,868	94,753	20,832,727	91,650
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(82.16)	$(0.84)	$(222.70)

The following potentially dilutive securities outstanding, prior to the use of the treasury stock method or if‑converted method, have been excluded from the computation of diluted weighted‑average common shares outstanding, because including them would have had an anti‑dilutive effect due to the losses reported.

	September 30,
	2016	2015
Convertible preferred stock	—	10,159,614
Stock options	2,101,964	1,528,475
	2,101,964	11,688,089

As the Company incurred a net loss for the three and nine months ended September 30, 2016 there is no income allocation required under the two‑class method or dilution attributed to weighted‑average shares outstanding in the computation of diluted loss per share attributable to common stockholders.

13. Subsequent Events

Following the Company’s decision to close its Phase 1 study of MRX34, in November 2016 the Company intends to reduce the total number of full-time employees from 36 to 12 to reduce operating expenses and streamline its operations. The Company expects the majority of the employees included in the reduction will be separated from the Company during the fourth quarter of 2016 and expects the remainder will discontinue employment with the Company during the first quarter of 2017. In addition, the Company has entered into retention agreements with certain employees necessary to close the Phase 1 trial of MRX34 and maintain the operations of the Company. The Company estimates that it will incur aggregate cash expenses of approximately $1.6 million under the workforce reduction, of which $1.3 million is attributed to one-time severance and benefits payments and $0.3 million relates to retention payments. In addition, depending on the outcome of the Company's evaluation of strategic alternatives, the Company may recognize an impairment to the carrying value of its fixed assets, additional costs associated with contract terminations, or a combination of both.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 30, 2016.

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

Overview

We are a biopharmaceutical company focused on microRNA-based oncology therapeutics. microRNAs are naturally occurring, short ribonucleic acid, or RNA, molecules, or oligonucleotides, that play a critical role in regulating key biological pathways. Misexpression of even a single microRNA can contribute to disease development and tumor suppressor microRNAs are commonly reduced in cancer. Our scientists and others at leading academic institutions have identified numerous tumor suppressor microRNAs that play key roles in preventing normal cells from becoming cancerous and facilitating proper cancer immunosurveillance. Our mimics of naturally occurring microRNAs are designed to increase this tumor suppressor activity and aid appropriate anti-tumor immune response.

Our first product candidate, MRX34, a mimic of naturally occurring microRNA-34 (miR-34) encapsulated in a liposomal nanoparticle formulation, was the first microRNA mimic to enter clinical development in oncology. MRX34 was studied as a single agent in a multi-center Phase 1 clinical trial, which included patients with primary liver cancer, other solid tumors, and hematological malignancies.
On September 20, 2016, we voluntarily halted the Phase 1 trial following multiple immune-related serious adverse events, or SAEs, observed in patients dosed with MRX34 over the course of the trial. Three of these immune-related events resulted in the patient’s death. Subsequently, we received notification from the US Food and Drug Administration, or the FDA, that the Investigational New Drug Application, or IND, for MRX34 is on full clinical hold. Among other comments, the FDA requested a final clinical study report be submitted and noted that a risk-benefit summary with sufficient justification for the continued development of MRX34 would be necessary if we requested removal of the clinical hold.
We have initiated a plan to reduce personnel and expenses to preserve capital and further streamline our operations, and expect to focus operationally on meeting regulatory requirements related to closure of the Phase 1 MRX34 trial and other operating activities consistent with our decision to discontinue development of MRX34. We are evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and have suspended further research and development activities while we evaluate these opportunities.
We were incorporated in 2007 under the laws of Delaware and were maintained as a wholly‑owned subsidiary of our former parent company, Asuragen, Inc., or Asuragen, until the end of 2009, when we became an independent entity.
Our operations have historically focused on developing our understanding of and capabilities in microRNA biology, identifying potential product candidates, undertaking preclinical studies, initiating and conducting a clinical trial, protecting and enhancing our intellectual property estate and providing general and administrative support for these activities. Following our reduction in force in November 2016, we are evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through the private placements of our capital stock, federal and state government grants and offerings of our equity securities. From our inception through September 30, 2016, we have raised an aggregate of approximately $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million from a public offering of our common stock, $16.8 million from a private placement of our common stock and $11.9 million was from federal and state grants.
Since our inception, we have incurred significant operating losses. Our net loss was $5.4 million and $17.6 for the three and nine months ended September 30, 2016. At September 30, 2016, we had an accumulated deficit of $94.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will change significantly as we initiate our reduction in force; suspend our research and development activities; focus on evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company; and close the Phase 1 clinical trial for MRX34.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales or from collaborations. In the future, we may generate revenue from collaborations and licenses. Revenue may fluctuate from period to period, and the timing and extent of any future revenue will depend on our ability to advance a product candidate, through the clinical trial process and to obtain regulatory approval and our ability, or our future partners’ ability, to commercialize our product candidates.

Research and Development Expenses

Research and development expenses have consisted primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which have included the following:

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

At any point in time, we typically had various early stage research and drug discovery projects ongoing. Our internal resources, employees and infrastructure were not directly tied to any one research or drug discovery project and were typically deployed across multiple projects. As such, we did not maintain information regarding the costs incurred for these early stage research and drug discovery programs on a project‑specific basis. However, we historically spent the vast majority of our research and development resources on our first product candidate, MRX34, which has been placed on full clinical hold by the FDA.

We anticipate that our research and development expenses will change significantly as we initiate our reduction in force; suspend our research and development activities; focus on evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company; and close the Phase 1 clinical trial for MRX34.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock‑based compensation, related to our executive, finance and support functions. Other general and administrative expenses include allocated facility‑related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services. We anticipate that our general and administrative expenses will change significantly as we initiate our reduction in force; suspend our research and development activities; focus on evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company; and close the Phase 1 clinical trial for MRX34.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to stock-based compensation and clinical trial and pre-clinical study accruals. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016.

Results of Operations

Comparison of three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Dollar
	2016	2015	Change	% Change
	(in thousands)
Statement of operations data:
Operating expenses:
Research and development, before grant reimbursement	$3,391	$4,927	$(1,536)	(31.2)%
Less grant reimbursement	(7)	(244)	237	(97.1)%
Research and development	3,384	4,683	(1,299)	(27.7)%
General and administrative	1,940	1,556	384	24.7%
Loss on disposal of assets	138	—	138	100.0%
Interest (income)	(97)	(8)	(89)	NM
Net loss	$5,365	$6,231	$(866)	(13.9)%
 NM- Percentage not meaningful

Research and Development Expenses

Research and development expenses were $3.4 million for the three months ended September 30, 2016 which was a decrease of $1.3 million, or 28%, compared to research and development expenses of approximately $4.7 million for the three months ended September 30, 2015. The decrease in the three months ended September 30, 2016 was primarily due to the following:

•
A decrease of approximately $1.8 million in Phase 1 clinical trial and related costs associated with our first product candidate MRX34, primarily due to upfront drug manufacturing costs incurred in 2015 which were used in clinical trials throughout 2016.

•	An offsetting increase of approximately $220,000 in employee compensation, benefits and stock-based compensation expense due to increased headcount compared to the prior period.
Research and development spending was partially offset by approximately $7,000 of grant reimbursements for the three months ended September 30, 2016, compared to reimbursement of approximately $244,000 for the same period in 2015. The decrease is primarily due to two grants which expired in August 2015.

General and Administrative Expenses

General and administrative expenses were approximately $1.9 million for the three months ended September 30, 2016, which was an increase of approximately $384,000 or 25%, compared to general and administrative expenses of $1.6 million for the three months ended September 30, 2015. The increase in the three months ended September 30, 2016 was primarily due to approximately $339,000 for increased employee compensation, benefits and stock compensation expense primarily due to increased headcount, of which $134,000 relates to increased payroll and benefits expense and $205,000 relates to stock-based compensation expense.

Comparison of nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Dollar
	2016	2015	Change	% Change
	(in thousands)
Statement of operations data:
Operating expenses:
Research and development, before grant reimbursement	$11,645	$13,016	$(1,371)	(10.5)%
Less grant reimbursement	(56)	(432)	376	(87.0)%
Research and development	11,589	12,584	(995)	(7.9)%
General and administrative	6,119	3,618	2,501	69.1%
Loss on disposal of assets	138	—	138	100.0%
Interest (income)	(272)	(8)	(264)	NM
Net loss	$17,574	$16,194	$1,380	8.5%
 NM- Percentage not meaningful

Research and Development Expenses

Research and development expenses were $11.6 million for the nine months ended September 30, 2016 which was a decrease of $1.0 million, or 8%, compared to research and development expenses of approximately $12.6 million for the nine months ended September 30, 2015. The decrease in the nine months ended September 30, 2016 was primarily due to the following:

•
A decrease of approximately $3.3 million in Phase 1 clinical trials and related costs associated with our first product candidate MRX34, primarily due to upfront drug manufacturing costs incurred in 2015 which were used in clinical trials throughout 2016.

•
Offset by an increase of $1.8 million of increased employee compensation, benefits and stock compensation expense primarily due to increased headcount, of which $1.7 million related to increased payroll and benefits expense and $124,000 related to stock based compensation expense.

Research and development spending was partially offset by approximately $56,000 of grant reimbursements for the nine months ended September 30, 2016, compared to reimbursement of approximately $432,000 for the same period in 2015. The decrease is primarily due to two grants which expired in August 2015.

General and Administrative Expenses

General and administrative expenses were approximately $6.1 million for the nine months ended September 30, 2016, which was an increase of approximately $2.5 million or 69%, compared to general and administrative expenses of $3.6 million for the nine months ended September 30, 2015. The increase in the nine months ended September 30, 2016 was primarily due to the following:

•	Approximately $1.5 million for additional costs associated with operating as a publicly traded company, including higher legal, audit, insurance, professional and administrative costs.

•
Approximately $1.1 million of increased employee compensation, benefits and stock compensation expense due to increased headcount and changes in compensation, of which $543,000 related to increased payroll and benefits expense and $518,000 related to stock based compensation expense.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

 Since inception, our operations have been financed primarily through proceeds of $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million was from a public offering of our common stock, $16.8 million was from a private placement of our common stock and $11.9 million was from federal and state grants. At September 30, 2016, we had $27.0 million of cash and cash equivalents and $39.7 invested in marketable securities for a total of $66.7 million in liquid assets. Our primary uses of cash are to fund operating expenses and evaluate strategic alternatives. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2016, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward‑looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	our ability to identify and consummate a strategic transaction for the Company;

•	the timing and nature of any strategic transactions that we undertake;

•	whether we enter into a partnership or business combination;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the cost incurred in responding to disruptive actions by activist stockholders.

The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,232)	$(14,519)
Investing activities	(43,532)	(187)
Financing activities	9	41,090
Net increase (decrease)	$(62,755)	$26,384

Operating Activities

Net cash used in operating activities was $19.2 million and $14.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in overall spending for operating activities of approximately $4.7 million was due to increased headcount and personnel expenses and a reduction in payables and accrued liabilities, primarily related to payments for clinical trial related expenditures.

Investing Activities

Net cash used in investing activities for the periods presented relates primarily to the purchase of marketable securities during the nine months ended September 30, 2016. We invested $79.8 million in US treasury, US government agency and corporate debt securities with maturities greater than 90 days using surplus proceeds received in connection with our IPO and concurrent private placement in October 2015, partially offset by maturities of debt securities during the period of $39.9 million. In addition, the Company obtained a standby letter of credit of $2.4 million in connection with the lease entered into in June 2016 reflected in fiscal year 2016 investing activities as restricted cash.

Financing Activities

Net cash provided by financing activities was approximately $41.1 million for the nine months ended September 30, 2015, which was attributable to the initial closing of our offering of Series D convertible preferred stock. There were no financing activities during the nine months ended September 30, 2016.

Contractual Obligations and Commitments

The following table presents payments due under the Company’s contractual obligations as of September 30, 2016:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating Lease	$6,917,377	$300,620	$1,239,024	$1,314,585	$4,063,148
Other	142,387	142,387	—	—	—
	$7,059,764	$443,007	$1,239,024	$1,314,585	$4,063,148

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. At September 30, 2016, we had cash and cash equivalents of $27.0 million and short-term marketable securities of $39.7 million consisting of interest‑bearing money market funds, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and marketable securities, as well as the low risk profile of our investments, we do not believe a change in interest rates would have a material effect on the fair market value of our cash and cash equivalents and marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II-OTHER INFORMATION

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

Risk Factors

Risks Related to Our Evaluation of Strategic Alternatives

Our activities to evaluate and pursue strategic alternatives may not be successful.

In September 2016, we voluntarily halted the Phase 1 trial following multiple immune-related serious adverse events, or SAEs, observed in patients dosed with MRX34 over the course of the trial. Three of these immune-related events resulted in the patient’s death. Subsequently, we received notification from the U.S. Food and Drug Administration, or the FDA, that the Investigational New Drug Application, or IND, for MRX34 is on full clinical hold. Following the close of our Phase 1 clinical trial of MRX34, we are evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and we have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities. We expect to devote significant time and resources to identifying and evaluating a strategic transaction, however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

Any such strategic transaction may require us to incur non‑recurring or other charges, may increase our near‑ and long‑term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

•	exposure to unknown liabilities;

•	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

•	higher‑than‑expected acquisition and integration costs;

•	write‑downs of assets or goodwill or impairment charges;

•	increased amortization expenses;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•	inability to retain key employees of our company or any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any strategic transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks, could have a material adverse effect on our business, financial condition and prospects.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our Phase 1 trial for MRX34; (ii) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iv) non-cancelable facility lease obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

Our business to date has been almost entirely dependent on the success of MRX34, and we have recently decided to discontinue further development of MRX34 and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested substantially all of our efforts and financial resources in the research and development of MRX34, which was our only product candidate to enter in clinical trials. On September 20, 2016, we voluntarily halted the Phase 1 trial following multiple immune-related serious adverse events, or SAEs, observed in patients dosed with MRX34 over the course of the trial. Three of these immune-related events resulted in the patient’s death. Subsequently, we received notification from the U.S. Food and Drug Administration, or the FDA, that the Investigational New Drug Application, or IND, for MRX34 is on full clinical hold. Among other comments, the FDA requested a final clinical study report be submitted and noted that a risk-benefit summary with sufficient justification for the continued development of MRX34 would be necessary if we requested removal of the clinical hold.

We have initiated a plan to reduce personnel and expenses to preserve capital and further streamline our operations, and expect to focus operationally on meeting regulatory requirements related to the closure of the Phase 1 MRX34 trial and other operating activities consistent with our decision to discontinue development of MRX34. We are evaluating strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities.

There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made, what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

We are substantially dependent on our remaining employees to facilitate the consummation of a strategic transaction.

Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel, particularly Paul Lammers, M.D., M.Sc., our president and chief executive officer. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. The loss of the services of any of these employees could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We have incurred significant losses since inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and if we are unable to achieve and sustain profitability, the market value of our common stock will likely decline.

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any product revenues and we do not expect to generate any product revenues for the foreseeable future. We have incurred losses in each year since our founding in 2007 and we expect to continue to incur significant operating losses for the foreseeable future. The amount of future losses is uncertain. None of our product candidates has been approved for sale. We have historically devoted substantially all of our efforts to research and development, including our preclinical and nonclinical development activities. Following the close of our Phase 1 clinical trial of MRX34, we are evaluating strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities. To date, we have derived all of our funding from our collaboration with our former parent company, Asuragen, Inc., or Asuragen, private placements of our capital stock and government grants for research and development. Our net loss for the nine months ended September 30, 2016 was $17.6 million. Since inception, we have incurred net losses leading to an accumulated deficit of approximately $94.1 million as of September 30, 2016.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we evaluate strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. If we are unable to achieve and sustain profitability, the market value of our common stock will likely decline. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the extent of any future losses or whether we will become profitable.

Our short operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are a biopharmaceutical company that was founded in 2007 and did not exist as a standalone company until 2009. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our technology, identifying and evaluating potential product candidates and delivery technologies, undertaking nonclinical studies, filing an IND application with the FDA, and conducting a Phase 1 clinical trial of MRX34, our first product candidate. Except for MRX34 (which is currently on full clinical hold), none of our product candidates are in clinical development. We have not demonstrated our ability to initiate clinical trials for product candidates other than MRX34, or successfully complete any clinical trials, including large‑scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale medicine, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to when it is available for treating patients. Consequently, any predictions about our future success or viability, or any evaluation of our business or prospects, may not be as accurate as they could be if we had a longer operating history. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges.

Although we have suspended our research and development activities, if we resume the development of any of our product candidates, we would need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our product development, other operations or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical and nonclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. Our expenses may increase substantially if we conduct research and development of any of our product candidates or pursue marketing approval for any such product candidates in the future. Additional clinical trials, including one or more late‑stage pivotal trials, would be required to obtain potential marketing approval for any product candidates we may decide to pursue or develop.

As of September 30, 2016, we had working capital of $64.0 million, primarily comprised of cash and cash equivalents of $27.0 million and marketable securities of $39.3 million. Based on our current operating plan, we believe that our available cash, cash equivalents and marketable securities at such date are sufficient to fund our anticipated levels of operation for at least the next 12 months. Our future capital requirements for the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our funds at September 30, 2016 will not be sufficient to obtain marketing approval for any of our product candidates. As a result, if we resume the development of any of our product candidates, we would be required to obtain additional financing in the future, which we may obtain through public or private equity offerings, debt financings, credit facilities, government grants and contracts and/or strategic collaborations. If we are required to secure additional capital, such additional fundraising efforts may divert our management from our day‑to‑day activities, which may adversely affect our ability to develop and commercialize future product candidates. We believe our ability to raise additional funds is impaired as a result of the current full clinical hold on our IND for MRX34. Additional financing may not be available to us when we need it or it may not be available to us on favorable terms, if at all. If we are unable to obtain adequate financing or form favorable collaborations, when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials, research and development programs or our commercialization efforts.

Additionally, our future financing requirements will depend on many factors, some of which are beyond our control, including:

•	our ability to identify and consummate a strategic transaction for the Company;

•	the timing and nature of any strategic transactions that we undertake;

•	whether we enter into a partnership or business combination;

•	our ability to establish and maintain collaboration partnerships, in-license/out-license or other similar arrangements and the financial terms of such agreements;

•	the cost incurred in responding to disruptive actions by activist stockholders

Future capital requirements would also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no understandings, commitments or agreements relating to any of these types of transactions.

Although we have suspended our research and development activities, if we resume the development of any of our product candidates, raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance additional cash needs, if any, through public or private equity offerings, debt financings, credit facilities, government grants and contracts and/or strategic collaborations.

Although we have suspended our research and development activities, if we resume the development of any of our product candidates, to raise capital, we may from time to time issue additional shares of common stock at a discount from the then‑current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. Whether or not we issue additional shares of common stock at a discount, any issuance of common stock will, and any issuance of other equity securities, securities convertible into equity securities or options, warrants or other rights to purchase equity securities, result in additional dilution of the percentage ownership of our existing stockholders and could cause our stock price to decline. New investors could also gain rights, preferences and privileges senior to those of holders of our common stock, which could cause the price of our common stock to decline. Debt securities may also contain covenants that restrict our operational flexibility, impose liens or other restrictions on our assets, restrict our ability to incur additional debt, impose limitations on our ability to acquire, sell or license intellectual property or impose other operating restrictions that could adversely affect our business and could also cause the price of our common stock to decline.

Other than our collaboration with our former parent company, Asuragen, private placements of our capital stock, and public offerings of common stock, the only significant external source of funds to date has been state and federal government grants for research and development. The grants have been, and any future government grants and contracts we may receive may be, subject to the risks and contingencies set forth below under the risk factor entitled “Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, increase the costs of commercialization and production of product candidates developed under those programs and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.” Although we might apply for government and private contracts and grants in the future, we cannot guarantee that we will be successful in obtaining additional grants or contracts for any of our product candidates or programs.

Risks Related to Product Development and Commercialization

Although we have suspended our research and development activities, if we resume development of any of our product candidates, the approach we have previously taken to discover and develop novel therapeutics using microRNA is unproven and may never lead to marketable products.

The scientific discoveries that form the basis for our prior efforts to discover and develop new drugs are relatively recent. To date, neither we nor any other company has received regulatory approval to market therapeutics utilizing microRNA. The scientific evidence to support the feasibility of developing drugs based on these discoveries is both preliminary and limited. Successful development of microRNA‑based products by us would require solving a number of issues, including providing suitable methods of stabilizing the microRNA material and delivering it into target cells in the human body. In addition, if we resume the research and development of any compounds, such compounds may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory and nonclinical studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways.

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

Although we have suspended our research and development activities, if we resume development of any of our product candidates they may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

As with many pharmaceutical products and product candidates, our potential product candidates may produce undesirable side effects or adverse reactions or events. For example, on September 20, 2016, we announced our decision to close the Phase 1 study of MRX34 and we voluntarily halted enrollment and dosing in the clinical study following multiple immune-related SAEs observed in patients dosed with MRX34 over the course of the trial. Three of these immune-related SAEs resulted in the patient’s death. Following the close of our Phase 1 clinical trial of MRX34, we are evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and have suspended further research and development activities to reduce operating expenses while we evaluate these opportunities.

Although we have suspended our research and development activities, if we or others resume the research and development of our product candidates and we or others identify undesirable side effects caused by one of our product candidates, any of the following adverse events could occur:

•	we may be required, or we may decide, to halt or delay further clinical development of such other our product candidates;

•	the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all indications; or

•	product‑related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Although we have suspended our research and development activities, if we or others resume the research and development of our potential product candidates and any such candidates are approved, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	we or others may be required to recall a product or change the way such product is administered to patients;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we or others may be required to implement a REMS or create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we or others could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

If we or others resume the research and development of our potential product candidates, any of the foregoing events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, which could materially and adversely affect our results of operations and business.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, a material liability claim could adversely affect our financial condition.

The use or misuse of our product candidates in clinical trials exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Certain oligonucleotide therapeutics and liposomal drug delivery products have shown injection site reactions, infusion reactions, and pro‑inflammatory effects, and may also lead to organ dysfunction, including impairment of kidney or liver function. There is a risk that our product candidates may induce similar adverse events. Patients with the diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre‑existing and potentially life‑threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products, the investigation into the circumstance may be time‑consuming or inconclusive. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Although we have product liability insurance that we feel is appropriate for our stage of development, which covers our clinical trials in the United States, for up to $1 million per occurrence, up to an aggregate limit of $5 million, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We have obtained an additional product liability insurance policy for our clinical trials completed in the Republic of Korea. We do not know whether we will be able to continue to obtain product liability coverage and obtain expanded coverage if we require it, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	initiation of investigations by regulators;

•	substantial costs of litigation, including monetary awards to patients or other claimants;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	the diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products and our technology.

Product liability claims may subject us to the foregoing and other risks, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Reliance on Third Parties

If we attempt to form collaborations in the future with respect to our product candidates, we may not be able to do so.

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

If we entered into a collaboration, we may be unable to realize the potential benefits of any collaboration.

If we enter into a collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration would be successful. Collaborations may pose a number of risks, including:

•
collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration, and may not commit sufficient resources to the development, marketing or commercialization of the product or products that are subject to the collaboration;

•	collaborators may not perform their obligations as expected;

•
any such collaboration may require us to relinquish potentially valuable rights to our current product candidates, potential products or proprietary technologies or grant licenses on terms that are not favorable to us;

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

•	collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	the collaborations may not result in us achieving revenues to justify such transactions; and

•	collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to resume further development or commercialization of the applicable product candidate.

As a result, a collaboration may not result in the successful development or commercialization of our product candidates.

Reliance on government funding for our programs may add uncertainty to our research and commercialization efforts with respect to those programs that are tied to such funding and may impose requirements that limit our ability to take certain actions, and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

During the course of our development of our product candidates, we have been funded in significant part through federal and state grants, including but not limited to the substantial funding we have received from the Texas Emerging Technology Fund and the Cancer Prevention and Research Institute of Texas, or CPRIT. In addition to the funding we have received to date, we have in the past applied for federal and state grants to receive additional funding. Contracts and grants funded by the U.S. government, state governments and their related agencies, including our contracts with the State of Texas pertaining to funds we have already received, include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to:

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

In addition to those powers set forth above, the government funding we may receive could also impose requirements to make payments based upon sales of our products in the future, if any. For example, under the terms of our 2010 award from CPRIT, we are required to pay CPRIT a portion of our revenues from sales of certain products by us, or received from our licensees or sublicensees, at a percentage in the low single digits until the aggregate amount of such payments equals a specified multiple of the grant amount, and thereafter at a rate of less than one percent, subject to our right, under certain circumstances, to make a one‑time payment in a specified amount to CPRIT to buy out such payment obligations. See also “Business — Strategic Partnerships and Licenses” of Part I, Item 1 of our Annual Report for the year ended December 31, 2015 for a description of this CPRIT agreement, which includes a description of our obligations to make royalty payments.

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

Risks Related to Administrative Operations
Recent changes in our executive leadership and any similar changes in the future may serve as a significant distraction for our management and employees.
Since the beginning of 2016, there have been three changes to our executive leadership team. In May 2016, we transitioned our Chief Medical Officer from Dr. Sinil Kim to Dr. Vincent O’Neill and, in June 2016, we mutually agreed with Dr. Miguel Barbosa that Dr. Barbosa would resign as our Chief Scientific Officer. In November 2016, we terminated the employment of Jon Irvin, our Vice President of Finance, in connection with our reduction in force as part of a plan to reduce operating costs. Such changes, or any other future changes in our executive leadership, may disrupt our operations as we adjust to the reallocation of responsibilities and assimilate new leadership and, potentially, differing perspectives on our strategic direction. If the transition in executive leadership is not smooth, the resulting disruption could negatively affect our evaluation of strategic alternatives.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, including the confidential medical information of clinical trial participants, we could incur liability.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors, if any, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors, if any, may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (ii) manufacturing standards; (iii) federal and state healthcare fraud and abuse laws and regulations; or (iv) laws that require the true, complete and accurate information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Furthermore, certain integral parties in our supply chain are geographically concentrated and operating from single sites, increasing their vulnerability to natural disasters or other sudden, unforeseen and SAEs. Although we believe there to be sufficient alternative suppliers in other geographic locations, if such an event were to affect such existing parties in our supply chain, it could have a material adverse effect on our business.

Risks Related to Intellectual Property

If we resume the research and development of our product candidates despite suspending such activities and are unable to obtain and maintain sufficient patent protection for our technology and product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and the value of our product candidates may be adversely affected.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies.

In particular, our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm the potential value of our product candidates. To protect our proprietary position, we file patent applications in the United States and in limited jurisdictions abroad related to our product candidates and compounds in development that may become our product candidates. The patent application and approval process is expensive and time‑consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also fail to identify patentable aspects of our research and development, if we resume our research and development of our product candidates, before it is too late to obtain patent protection.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or in‑license may fail to result in issued patents in the United States or in foreign countries in which we pursue protection with claims that cover our product candidates. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents have issued, or do successfully issue, from patent applications that we own or license, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office, or EPO, may be challenged, also known as opposed, by any person within nine months from the publication of their grant. In May 2015, two separate and unidentified parties filed submissions before the EPO opposing a granted European patent related to MRX34, EP2302055 (the ’055 Patent), in‑licensed to us from Asuragen. We have reviewed these submissions and have submitted our response. All of the claims of the ’055 Patent remain valid and in force during the opposition proceedings. It is not possible to predict the outcome of the opposition proceedings, for example whether the patent will be maintained, limited in scope or whether the grant may be revoked. If the ’055 Patent is ultimately narrowed in scope or revoked during the opposition proceedings, the patent protection afforded by the ’055 Patent. Even if they are unchallenged, our patents may not adequately protect our product candidates, provide any competitive advantage or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, in‑license or pursue with respect to our product candidates is threatened or insufficient, it could dissuade companies from collaborating with us to develop our product candidates and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If the patent applications we hold or have in‑licensed with respect to our programs or product candidates fail to issue, if their breadth or strength of protection is threatened, if we abandon or allow owned or in‑licensed patents or patent applications that we are responsible for prosecuting to lapse, or if our owned and in‑licensed patents and patent applications fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates. We have multiple pending patent applications relating to our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of the claims of any such patent, should it issue, or whether any issued patents will be found invalid and/or unenforceable, will be interpreted narrowly or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop.

Most of our portfolio is entitled to effective filing dates prior to March 16, 2013. For U.S. patent applications in which patent claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party, for example a competitor, or instituted by the U.S. Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by those patent claims. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management.

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

If we resume the research and development of our product candidates despite suspending such activities, we may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in‑licenses.

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

If we resume the research and development of our product candidates despite suspending such activities, issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

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

If we resume the research and development of our product candidates despite suspending such activities and are sued for infringing the patent rights or misappropriating the trade secrets of third parties, such litigation could be costly and time consuming.

If we resume the research and development of our product candidates, our commercial success would depend, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third‑party U.S. and non‑U.S. issued patents and pending applications exist in the area of microRNA. We are aware of certain U.S. and foreign patents and pending patent applications owned by our competitors or other third parties that cover certain miR‑34 mimics and therapeutic uses thereof. We are currently monitoring these patents and patent applications. We have and we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

Although we have suspended our research and development activities, if we resume the development of any of our product candidates and are found to infringe a third party’s patent rights, including any patent rights related to miR‑34, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Parties making claims against us for infringement of their patent rights may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we could be required to redesign our infringing products or obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we are able to obtain a license, it may be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. It may be impossible to redesign our products and technology, or it may require substantial time and monetary expenditure, which could force us to cease commercialization of one or more of our product candidates or some of our business operations, which could materially harm our business. In addition, in any such proceeding, we may be required to pay substantial damages, including treble damages and attorneys’ fees in the event we are found liable for willful infringement.

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

As part of ordinary course prosecution and maintenance activities, we determine whether to seek patent protection outside the United States and in which countries. This also applies to patents we have acquired or in‑licensed from third parties. In some cases, this means that we, or our predecessors in interest or licensors of patents within our portfolio, have sought patent protection in a limited number of countries for patents covering our product candidates. Competitors may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and, even in jurisdictions where we have or are able to obtain issued patents, our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could harm the potential value of our product candidates if we decide to resume our research and development activities, which have been suspended.

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

As we have done previously, if we resume the research and development of our product candidates, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we cannot provide any assurances that third‑party patents do not exist that might be enforced against our current product candidates or future products in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	announcement of a strategic transaction, including the acquisition of our company or its assets;

•	announcements relating to collaborations that we may enter into with respect to the development or commercialization of our product candidates;

•	announcements relating to the receipt, modification or termination of government contracts or grants;

•	success of our competitors in discovering, developing or commercializing products;

•	product liability claims related to our clinical trials or product candidates;

•	prevailing economic conditions;

•	additions or departures of key personnel;

•	business disruptions caused by earthquakes or other natural disasters;

•	disputes concerning our intellectual property or other proprietary rights;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;

•	healthcare reform measures in the United States and outside the United States;

•	future sales or issuances of equity or debt securities by us;

•	lack of an active, liquid and orderly market in our common stock;

•	fluctuations in our quarterly operating results; and

•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

Our common stock may be delisted from the NASDAQ Global Market if we are unable to maintain compliance with NASDAQ’s continued listing standards.

NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, the NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the third quarter of fiscal year 2016, our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of the NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.

Any delisting of our common stock could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of September 30, 2016, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 74.6% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of September 30, 2016, we have a total of 20,835,868 shares of common stock outstanding.

In addition, based on the number of shares subject to outstanding awards under our 2008 Long Term Incentive Plan, or 2008 Stock Plan, as of September 30, 2016, and including the initial reserves under our 2015 Equity Incentive Award Plan, or 2015 Plan, and Employee Stock Purchase Plan, or ESPP, approximately 3.9 million shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under the 2008 Stock Plan, 2015 Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We also filed a registration statement permitting certain shares of common stock issued in the future pursuant to the 2008 Plan, 2015 Plan and ESPP to be freely resold by plan participants in the public market, subject to applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan and ESPP also contain provisions for the annual increase of the number of shares reserved for issuance under such plans, which shares we also intend to register. If the shares we may issue from time to time under the 2008 Stock Plan, 2015 Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.

Certain holders of approximately 13.9 million shares of our common stock at September 30, 2016 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of our operating expenses;

•	receipt, modification or termination of government contracts or grants, and the timing of payments we receive under these arrangements;

•	our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved.

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

Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $2.4 million at September 30, 2016 for severance and other benefits in the event of a termination of employment in connection with a change of control of us. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

None.

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
The net proceeds from our initial public offering have been invested in a variety of capital preservation investments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities. Following the close of the Company's Phase 1 clinical trial of MRX34, the Company is evaluating strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company, and has suspended further research and development activities to reduce operating expenses while it evaluates these opportunities. We currently expect to primarily use the remaining net proceeds from our initial public offering for working capital and other general corporate purposes, which include our activities to evaluate and pursue strategic alternatives.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 2.05 - Costs Associated with Exit or Disposal Activities” of Form 8-K.

On November 7, 2016, the Company initiated activities to implement a workforce reduction to reduce operating expenses and streamline its operations following the Company’s decision to close its Phase 1 study of MRX34 in September 2016. The Company intends to reduce the total number of full-time employees from 36 to 12. The Company expects the majority of the employees included in the reduction will separate from the Company during the fourth quarter of 2016 and expects the remainder will discontinue employment with the Company during the first quarter of 2017. In addition, the Company has entered into retention agreements with certain employees necessary to adequately close the Phase 1 trial of MRX34 and maintain the operations of the Company. The Company estimates that it will incur aggregate cash expenses of approximately $1.6 million under the workforce reduction, of which $1.3 million is attributed to one-time severance and benefits payments and $0.3 million relates to retention payments.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K.

On November 8, 2016, Clay B. Siegall, Ph.D. notified the Company’s board of directors (the “Board”) that he will resign from the Board, effective as of December 31, 2016.

On November 10, 2016, Jon Irvin, our Vice President of Finance and principal accounting officer was included in the Company's workforce reduction described above. His last day as an employee of the Company is December 2, 2016.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Form	Date	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/6/2015	3.1
3.2	Amended and Restated Bylaws.	8-K	10/6/2015	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2.
4.2	Form of Common Stock Certificate.	S-1/A	9/18/2015	4.2
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).				X
32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Mirna Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRNA THERAPEUTICS, INC.
(Registrant)

Date: November 10, 2016	/s/ Paul Lammers
Paul Lammers, M.D., M.Sc. Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2016	/s/ Alan Fuhrman
Alan Fuhrman Chief Financial Officer (Principal Financial Officer)