Form 10-Q
period 2017-03-31
Mirna Therapeutics, Inc.
filed 2017-05-09
CIK 1527599

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________
FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

1250 South Capital of Texas Highway
Austin, TX (Address of principal executive offices)

78746
(Zip Code)

(512) 901-0950
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
Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐ No   ☒

As of May 2, 2017 there were 20,856,693 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Mirna Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Financial Statements
Mirna Therapeutics, Inc.
Condensed Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$17,121	$16,432
Short-term marketable securities	40,408	44,066
Prepaid expenses and other current assets	620	882
Total current assets	58,149	61,380
Property and equipment, net	26	354
Restricted cash	2,433	2,432
Total assets	$60,608	$64,166
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$371	$361
Accrued expenses	4,486	2,400
Total current liabilities	4,857	2,761
Lease obligations, long-term	—	1,053
Total liabilities	4,857	3,814

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; 0 shares outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized at March 31, 2017 and December 31, 2016; 20,856,693 and 20,841,393 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	21	21
Additional paid in capital	163,518	163,126
Accumulated deficit	(107,771)	(102,791)
Other comprehensive loss	(17)	(4)
Total stockholders’ equity	55,751	60,352
Total liabilities and stockholders’ equity	$60,608	$64,166

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.
Condensed Statements of Operations and Comprehensive Loss (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Research and development	$242	$4,523
General and administrative	2,264	2,130
Restructuring charges	2,557	—
Total operating expenses	5,063	6,653
Other income:
Interest income	86	82
Net loss attributable to common stockholders	$(4,977)	$(6,571)
Other comprehensive loss:
Unrealized gain/ (loss) on available for sale securities, net of tax	(13)	9
Total other comprehensive loss	(4,990)	(6,562)
Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.32)
Common shares used to compute basic and diluted net loss per share attributable to common stockholders	20,850,494	20,830,555

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.
Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(4,977)	$(6,571)
Adjustment to reconcile net loss to net cash used in operating activities:
Restructuring charges	2,557	—
Depreciation and amortization	5	19
Stock-based compensation	364	447
Net amortization of premium/ discounts on marketable securities	87	19
Changes in operating assets and liabilities:
Prepaid expenses and other assets	262	(192)
Accounts payable	10	(2,448)
Accrued expenses	(1,524)	(247)
Net cash used in operating activities	(3,216)	(8,973)

Investing activities
Purchases of marketable securities	(12,019)	(27,722)
Maturities of marketable securities	15,577	—
Proceeds from the sale of equipment	325	—
Purchases of property and equipment	(3)	(143)
Net cash provided by/ (used in) investing activities	3,880	(27,865)

Financing activities
Proceeds from the exercise of stock options	25	—
Cash provided by financing activities	25	—
Net increase (decrease) in cash and cash equivalents	689	(36,838)
Cash and cash equivalents at beginning of period	16,432	89,713
Cash and cash equivalents at end of period	$17,121	$52,875

The accompanying notes are an integral part of these condensed financial statements.

Mirna Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. Nature of Business and Basis of Presentation

Nature of business

Mirna Therapeutics, Inc. (“Mirna” or “the Company”) is a biopharmaceutical company that has historically focused on microRNA-based oncology therapeutics. The Company was incorporated in Delaware in December 2007 as a wholly‑owned subsidiary of Asuragen, Inc. (“Asuragen”) and was spun out to existing Asuragen stockholders in December 2009. Following the close of the Company's Phase 1 clinical trial of MRX34 in September 2016, the Company began to evaluate its strategic alternatives focusing on enhancing stockholder value, including the possibility of a merger or sale of the Company. Mirna has discontinued further research and development activities (see Note 9) to reduce operating expenses while it evaluates these opportunities. The Company is located in Austin, Texas.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are uncertainties of technological innovations, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company believes that its cash, cash equivalents and marketable securities of $57.5 million at March 31, 2017 will enable the Company to maintain its current and planned operations for at least the next twelve months.

Basis of presentation

The accompanying interim condensed financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, and the related interim information contained within the notes to the financial statements, are unaudited. The unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited interim condensed financial statements contain all adjustments which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2017, and the results of its operations and cash flows for the interim periods ended March 31, 2017 and 2016. Such adjustments are of a normal and recurring nature. The interim financial data as of March 31, 2017 is not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any future period.

The accompanying condensed financial statements and related financial information should be read in conjunction with the audited financial statements and related notes thereto for the year ended December 31, 2016 included in the Company’s Form 10-K, most recently filed with the Securities and Exchange Commission on March 15, 2017.

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Amounts included in the financial statements, such those recorded in restructuring charges, can result from a complex series of judgments about future events and uncertainties and can heavily rely on estimates and assumptions. Actual results could differ from those estimates.

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

Clinical Trial and Pre-Clinical Study Accruals

Prior to the discontinuation of the Company's research and development activities, the Company estimated pre-clinical study and clinical trial expenses pursuant to contracts with research institutions and contract research organizations that conducted and managed pre-clinical studies and clinical trials on the Company’s behalf. These estimates were based on the level of service performed and the underlying agreement. Further, the Company accrued expenses related to clinical trials based on the level of patient enrollment and other activities according to the related agreements. The Company monitored patient enrollment levels and other activities to the extent reasonably possible and adjusted estimates accordingly. If actual costs incurred or the timing of services varied from the Company's estimate, the Company adjusted the accrual accordingly. On September 20, 2016, the Company announced its decision to close the ongoing Phase 1 study of MRX34 and halted enrollment and dosing of patients in the study.

Stock‑based compensation

The Company accounts for its stock‑based compensation awards in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock‑based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their grant date fair values. For stock options granted to employees and to members of the board of directors for their services on the board of directors, the Company estimates the grant date fair value of each option award using the Black‑Scholes option‑pricing model. The use of the Black‑Scholes option‑pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk‑free interest rates and expected dividend yields of the common stock. For awards subject to service‑based vesting conditions, the Company recognizes stock‑based compensation expense equal to the grant date fair value of stock options on a straight‑line basis over the requisite service period less actual forfeitures.

Restructuring charges

Following the closing of the Phase 1 MRX34 clinical trial, the Company implemented a workforce reduction in the fourth quarter of 2016 to reduce operating expenses while it evaluates strategic alternatives. The majority of severance and benefits payments were settled during the first quarter of 2017. The Company entered into retention agreements with key employees necessary to close the Phase 1 clinical trial of MRX34 and maintain the continued operations of the Company. Under the retention agreements, employees must remain with the Company until June 30, 2017 or until terminated by the Company without cause prior to such date. The Company has recognized the restructuring liability for such retention agreements over the employees' service period.

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

The carrying amounts reflected in the balance sheets for cash, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2017 and December 31, 2016, due to their short‑term nature.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the three months ended March 31, 2017 or 2016.

Restricted Cash

Restricted cash consists of cash amounts held for specific or limited purposes and, therefore, not available for general operating activities. In June 2016, the Company secured a standby letter of credit of $2.4 million for the benefit of the landlord for the Company's lease of approximately 23,578 square feet of office and laboratory space in the event of default. The restricted cash consists of cash providing security under the terms of the lease described in Note 10.

As a result of the Lease Termination Agreement and Release described in Note 12, the landlord will release the letter of credit described above to the Company and the balance of restricted cash will be reclassified to cash and cash equivalents.

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

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary.” If the decline is other-than-temporary, the investment is marked to market through a charge to the Company’s statement of operations and comprehensive loss.

Recently Issued and Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting ("ASU 2016-09") as part of the FASB simplification initiative. The new standard provides for changes to accounting for stock compensation including 1) excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax expense in the reporting period in which they occur; 2) excess tax benefits will be classified as an operating activity in the statement of cash flow; 3) the option to elect to estimate forfeitures or account for them when they occur; and 4) increase tax withholding requirements threshold to qualify for equity classification. We adopted ASU 2016-09 in the quarter ended March 31, 2017 with an effective date of January 1, 2017 and made a policy election to account for forfeitures as they occur. In addition, the Company increased both its net operating loss deferred tax asset and its valuation allowance upon adoption of ASU 2016-09. This did not have an impact on net stockholders' equity as the incremental deferred tax assets were fully offset by a corresponding increase in the deferred tax asset valuation allowance as of March 31, 2017. The cumulative effect of adoption was recorded in the quarter ended March 31, 2017 and did not have a material impact on our condensed financial statements.

3. Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
U.S. government agency securities and treasuries	$39,599	$—	$(17)	$39,582
Corporate debt securities	826	—	—	826
Total available-for-sale securities	$40,425	$—	$(17)	$40,408

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
U.S. government agency securities and treasuries	$42,516	$4	$(8)	$42,512
Corporate debt securities	1,554	—	—	1,554
Total available-for-sale securities	$44,070	$4	$(8)	$44,066

There were no available-for-sale securities held as of March 31, 2017 that had remaining maturities greater than one year.

4. Fair Value Measurements

The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2017
Assets:
Cash and cash equivalents
Cash	$2,399	$2,399	$—	$—
Money market funds	14,722	14,722	$—	$—
Total cash and cash equivalents	17,121	17,121	—	—
Marketable securities
U.S. government agency securities and treasuries	39,582	—	39,582	—
Corporate debt securities	826	—	826	—
Total marketable securities	40,408	—	40,408	—
Restricted cash	2,433	2,433	—	—
Total assets	$59,962	$19,554	$40,408	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Assets:
Cash and cash equivalents
Cash	$2,785	$2,785	$—	$—
Money market funds	$9,647	$9,647	$—	$—
US government agency securities and treasuries	$4,000	—	4,000
Total cash and cash equivalents	16,432	12,432	4,000	—
Marketable securities
U.S. government agency securities and treasuries	42,512	—	42,512	—
Corporate debt securities	1,554	—	1,554	—
Total marketable securities	44,066	—	44,066	—
Restricted cash	2,432	2,432	—	—
Total assets	$62,930	$14,864	$48,066	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2017 and December 31, 2016, cash and cash equivalents are comprised of cash, money market accounts, and U.S. government agency securities and treasuries.

Marketable securities

The cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2017 and December 31, 2016, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. The Company has not realized material gains or losses on sales of available-for-sale investment securities during any of the periods presented.

As of March 31, 2017, available for sale securities of approximately $40.0 million were in an unrealized loss position of $17,000. The Company has the intent and ability to hold such securities until recovery. The Company determined that there were no material changes in the credit risk of the above investments. The Company did not hold any investments with an other-than-temporary impairment as of March 31, 2017 and December 31, 2016.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Furniture, computers and equipment	$62	$385
Accumulated depreciation	(36)	(31)
	$26	354

Depreciation expense was approximately $5,000 and $19,000 for the three months ended March 31, 2017 and 2016, respectively.

In February 2017, the Company entered into an Asset Purchase Agreement for the sale of certain of the Company's lab equipment ("Lab Equipment") with a third party for cash consideration of $325,000. The selling price of the Lab Equipment approximated its book value at December 31, 2016.

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

Offerings

In September 2015, the Company entered into a new grant contract with Cancer Prevention and Research Institute of Texas (“CPRIT”), in connection with an award of approximately $16.8 million. The award was in the form of an agreement by CPRIT to purchase $16.8 million of shares of common stock of the Company in a private placement concurrent with the initial public offering of the Company’s common stock. On October 5, 2015, CPRIT purchased 2,395,010 shares of the Company’s common stock at $7.00 per share.  Net proceeds from the private placement, after related transaction offering costs, were approximately $16.6 million.

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

2015 Equity Incentive Plan

In August 2015, the Company’s board of directors approved the 2015 Equity Incentive Award Plan (the “2015 Plan”), which was effective in connection with the pricing of the IPO on September 30, 2015. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards. The 2015 Plan is the successor to the 2008 Plan and the 462,934 options outstanding in the 2008 Plan at March 31, 2017 may be transferred to the 2015 Plan if awards thereunder terminate, expire or lapse for any reason without the delivery of shares to the holder thereof. As of March 31, 2017, 316,932 shares have been transferred from the 2008 Long Term Incentive Plan to the 2015 Equity Incentive Plan for awards that have terminated, expired, or lapsed. Under the 2015 Plan, 1,671,800 shares of the Company’s common stock were initially authorized and reserved for issuance. In addition, 1,041,526 shares of the Company's common stock were authorized and reserved for issuance in the first quarter of 2017, for a total of 3,030,258 authorized for grant under the 2015 Plan at March 31, 2017.

2015 Employee Stock Purchase Plan

In August 2015, the Company’s board of directors approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which was effective in connection with the pricing of the IPO on September 30, 2015. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. Shares available for future purchase under the ESPP were 369,960 at March 31, 2017; however, as of December 2016, the Company has suspended future issuances of the Company's common stock under the ESPP plan.

Stock Option Activity

The Company’s stock option activity for the three months ended March 31, 2017 was as follows:

		Weighted‑
		Average	Weighted‑Average
	Number	Exercise	Contractual
	of Shares	Price	Life (years)
Outstanding at December 31, 2016	1,905,214	$5.39	7.49
Granted	—	—
Exercised	(15,300)	1.65
Forfeited/canceled	(278,593)	5.52
Outstanding at March 31, 2017	1,611,321	$5.40	8.12
Options exercisable at March 31, 2017	692,798	$5.45	7.30

Stock Compensation Expense

Total stock-based compensation expense for the three and three months ended March 31, 2017 was recognized as follows in the statements of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development expense	$41	$171
General and administrative expense	323	276
Total stock based compensation	$364	$447

As of March 31, 2017, there was approximately $2.9 million of unrecognized compensation cost related to the stock options granted under the 2015 Plan, which is expected to be amortized over a weighted-average period of 2.4 years. There were no restricted stock units or stock appreciation rights granted under the 2015 Plan as of March 31, 2017.

8. Income Taxes

The Company has not recorded a provision for income taxes as of March 31, 2017 due to reported net losses since inception.

During the three months ended March 31, 2017 and 2016, the Company had no interest and penalties related to income taxes.

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

9. Restructuring Charges

On September 20, 2016, Mirna announced its decision to close the ongoing Phase 1 study of MRX34 and voluntarily halted the enrollment and dosing of patients in the study. Following the announcement, the Company received verbal notice from the U.S. Food and Drug Administration ("FDA") on September 28, 2016 that its Investigational New Drug MRX34 had been placed on full clinical hold. Following the Company's announcement and notification from the FDA, the Company's board of directors approved a reduction of the total number of full-time employees from 36 to 12. As of March 31, 2017, the total number of full-time employees was 7. The Company also committed to retention payments to certain key employees if such employees remained with the Company until June 30, 2017 or were terminated by Mirna without cause prior to such date. Total estimated restructuring charges are approximately $7.1 million and are expected to be incurred through June 30, 2017. Cumulative restructuring charges of $7.0 million have been recognized as of March 31, 2017, of which $4.4 million was recognized during the year ended December 31, 2016 and include a non-cash impairment charge of $1.4 million.

Restructuring charges were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Employee severance and related costs	$204	—
Contract termination costs	2,353	—
Total restructuring charges	$2,557	—

The accrued restructuring activity for the three months ended March 31, 2017 was as follows (in thousands):

	Employee severance and related costs	Contract Termination Costs	Total
Balance at December 31, 2016	$1,097	$1,565	$2,662
Restructuring charges and adjustments	204	2,353	2,557
Cash payments	(1,219)	(100)	(1,319)
Balance at March 31, 2017	$82	$3,818	$3,900

The total accrued restructuring balance of $3.9 million has been presented as a current liability within accrued expenses.

Employee severance and related costs

Employee severance and benefits costs recorded in restructuring charges for the three months ended March 31, 2017 included $0.2 million in accrued retention costs, which are being ratably recognized over the respective employee's service period.

Contract termination costs

Contract termination costs recorded in restructuring charges for the year ended December 31, 2016 of $1.5 million related to the Company's determination to cease use and not occupy the Company's headquarters and research facility in connection with the lease the Company entered into in June 2016 (see Note 10). In connection with this determination, the Company recorded a liability of $1.6 million, which was equal to the fair value of the lease obligation at the cease-use date of November 20, 2016. The Company estimated the liability for the contract termination costs associated with the lease as of the cease-use date based on the discounted present value of the remaining lease payments, considering future estimated sublease income, estimated broker fees and contractual executory costs.

In May 2017, the Company and its landlord entered into the Lease Settlement (defined in Note 12) to terminate the lease described in Note 10 for consideration of approximately $3.8 million ("the Settlement Amount"). The Lease Settlement is contingent upon the landlord's execution of a new lease with a third party prior to May 30, 2017, which date the landlord may extend, at its sole option, by 60 days. The Company adjusted its liability for contract termination costs to the Settlement

Amount, resulting in an adjustment of $2.4 million recorded in restructuring charges for the three months ended March 31, 2017. See Note 12 for additional discussion surrounding the termination of the lease.

Asset impairment costs

Following the discontinuation of research and development activities and corresponding workforce reduction, the Company determined that certain property and equipment was impaired and recognized an impairment charge of $1.4 million in restructuring expense in the statement of operations for the year ended December 31, 2016. Of the total impairment charge, approximately $555,000 relates to the impairment of the Lab Equipment which was sold for $325,000 in February 2017 (see Note 5). In addition, the Company recognized an impairment of $591,000 during the year ended December 31, 2016 in construction in progress for the Company's planned headquarters and research facility associated with the termination of the lease contract discussed above. Further, following the workforce reduction, the Company sold or donated its remaining office equipment with the exception of nominal office equipment necessary to continue administrative functions and the closure of its Phase 1 clinical trial, resulting in an impairment of furniture, computers and equipment and leasehold improvements of $256,000 recognized during the year ended December 31, 2016.

10. Commitments and Contingencies

Operating Lease

In June 2016, the Company entered into a lease for its corporate headquarters and research facility in Austin, Texas (the “Headquarters”) under an operating lease agreement (the “Lease”). The initial term of the Lease is for a 123-month period, with the option to extend the lease for up to two consecutive 60-month terms. In November 2016, following the workforce reduction described in Note 9, the Company determined not to occupy and ceased use of the headquarters and research facility under the Lease. See Note 9 to the financial statements for further information on accounting for the Lease.

The lease provides annual base rent of approximately $600,000 in the first year after a three-month rent free period following the Commencement Date, with subsequent annual increases of approximately 3% in the annual base rent. In connection with the lease, the landlord has provided a tenant improvement allowance of approximately $1.9 million to be used by the Company to build-out certain improvements to the Headquarters. There have been no draws on the improvement allowance as of March 31, 2017.

Mirna has obtained a standby letter of credit for the initial amount of approximately $2.4 million, which may be drawn down by the landlord in the event of default. If Mirna meets certain requirements, the amount due under the Letter of Credit may be reduced to approximately $800,000.

Under the Lease agreement, future minimum payments payable are approximately as follows:

		Operating
Period ending December 31,		Lease
2017	(nine months)	$450,929
2018		614,855
2019		633,364
2020		652,340
2021	and thereafter	4,565,888
Total		$6,917,376

In May 2017, the Company and its landlord entered into the Lease Settlement (defined in Note 12) to terminate the Lease for consideration of approximately $3.8 million. See Note 12 for additional discussion surrounding the termination of the Lease.

CPRIT

In August 2010, the Company entered into a grant contract ("2010 Grant Contract") with the Cancer Prevention and Research Institute of Texas (CPRIT), under which it received a $10.3 million commercialization award from the State of Texas through CPRIT. CPRIT was established to expedite innovation and commercialization in the area of cancer research and to enhance access to evidence-based prevention programs and services throughout the State of Texas. The award was a three-year award that was funded annually, and the contract terminated on January 31, 2014, subject to the Company's obligations to make certain payments that survive termination. Under the terms of the award, the Company will be required to pay to CPRIT a portion of the Company's revenues from sales of certain products by the Company, or received from our licensees or sublicensees, at a percentage in the low single digits until the aggregate amount of such payments equals a specified multiple of the grant amount, and thereafter at a rate of less than one percent, subject to the Company's right, under certain circumstances, to make a one-time payment in a specified amount to CPRIT to buy out such payment obligations. The 2010 grant contract also contains a provision that provides for repayment to CPRIT some amount not to exceed the full amount of the grant proceeds under certain specified circumstances involving relocation of our principal place of business outside Texas.

11. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders—basic and diluted	4,977	6,571
Weighted-average number of common shares—basic and diluted	20,850,494	20,830,555
Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.32)

As of March 31, 2017 and 2016 the Company has excluded 1,611,321 and 1,915,709 potentially dilutive stock options outstanding, respectively, from the computation of diluted weighted average common shares outstanding, prior to the use of the treasury stock method or if-converted method, because including them would have had an anti- dilutive effect due to the losses reported.

As the Company incurred a net loss for the three months ended March 31, 2017 and March 31, 2016 there is no income allocation required under the two‑class method or dilution attributed to weighted‑average shares outstanding in the computation of diluted loss per share attributable to common stockholders.

12. Subsequent Events

Lease Termination

In May 2017, the Company and G&I VII Encino Trace II LP (the "Landlord") entered into a Lease Termination Agreement and Release (the "Lease Settlement") to terminate the lease described in Note 10 for consideration of approximately $3.8 million (the "Settlement Amount"). This agreement is contingent upon the Landlord's execution of a new lease with a third party prior to May 30, 2017 (the "Contingency Date"). The Landlord may extend the Contingency Date, at its sole option, for a period of up to 60 days. The Lease Settlement includes standard representations and warranties and releases both the Company and the Landlord from their mutual obligations under the Lease, provided, for purposes of the Landlord's release, the Company does not file for bankruptcy or otherwise make an assignment for the benefit of creditors within 90 days of the Landlord's receipt of the Settlement Amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission, or the SEC, on March 15, 2017.

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

Our first product candidate, MRX34, was studied as a single agent in a Phase 1 clinical trial. In September 2016, we voluntarily halted the Phase 1 trial following multiple immune-related serious adverse events, or SAEs, observed in patients dosed with MRX34 in the trial. Subsequently, we received notification from the U.S. Food and Drug Administration, or the FDA, that the Investigational New Drug Application, or IND, for MRX34 was on full clinical hold. Following our suspension of the Phase 1 trial for MRX34 and the FDA’s clinical hold on the IND for MRX34, we discontinued development of MRX34 and our microRNA product pipeline and closed our IND.

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

Our operations have historically focused on developing our understanding of and capabilities in microRNA biology, identifying potential product candidates, undertaking preclinical studies, initiating and conducting a clinical trial, protecting and enhancing our intellectual property estate and providing general and administrative support for these activities. We have not generated any revenue from product sales and, to date, have funded our operations primarily through the private placement of convertible preferred stock, federal and state government grants, offerings of our common stock, and support from our former parent company, Asuragen. From our inception through March 31, 2017, we have raised an aggregate of approximately $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million from a public offering of our common stock, $16.8 million from a private placement of our common stock and $11.9 million was from federal and state grants.

Since our inception, we have incurred significant operating losses. Our net loss was $5.0 million for the three months ended March 31, 2017. At March 31, 2017, we had an accumulated deficit of $107.8 million. We expect to continue to incur significant expenses and operating losses. Our net losses may fluctuate significantly from quarter to quarter and from year to year. We anticipate that our expenses will continue to decrease as we discontinued our research and development activities, further reduce headcount, and focus on evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

Financial Operations Overview

Revenue

We have not generated any revenue from product sales or from collaborations. In the future, we may generate revenue following a potential strategic transaction. Revenue may fluctuate from period to period, and the timing and extent of any future revenue will depend on our ability to consummate a strategic transaction.

Research and Development Expenses

Research and development expenses have consisted primarily of costs incurred for our research activities, including our drug discovery efforts, and the development of our product candidates, which included the following:

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

Prior to discontinuing our research and development activities, at any point in time, we typically had various early stage research and drug discovery projects ongoing. Our internal resources, employees and infrastructure were not directly tied to any one research or drug discovery project and were typically deployed across multiple projects. As such, we did not maintain information regarding the costs incurred for these early stage research and drug discovery programs on a basis. However, we historically spent the vast majority of our research and development resources on our first product candidate, MRX34, development of which has been stopped.

We anticipate that our research and development expenses will continue to decrease as we discontinued our research and development activities, further reduce headcount, and focus on evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to stock-based compensation, clinical trial and pre-clinical study accruals and restructuring charges. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

Results of Operations

Comparison of three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Dollar
	2017	2016	Change	% Change
	(in thousands)
Statement of operations data:
Operating expenses:
Research and development	$242	$4,523	$(4,281)	(94.6)%
General and administrative	2,264	2,130	134	6.3%
Restructuring charges	2,557	—	2,557	100.0%
Interest (income)	(86)	(82)	(4)	4.9%
Net loss	$4,977	$6,571	$(1,594)	(24.3)%

Research and Development Expenses

Research and development expenses were $0.2 million for the three months ended March 31, 2017 which was a decrease of $4.3 million or 95%, compared to research and development expenses of approximately $4.5 million for the three months ended March 31, 2016. The decrease in the three months ended March 31, 2017 was primarily due to the discontinuation of the Company's research and development activities, including development of MRX34 and our microRNA pipeline, and corresponding reduction in force, both of which were implemented in November 2016 to reduce operating expenses and streamline operations while the Company evaluates strategic alternatives.

We anticipate that our research and development expenses will continue to decrease as we discontinued our research and development activities, further reduce headcount, and focus on evaluating our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

General and Administrative Expenses

General and administrative expenses were approximately $2.3 million for the three months ended March 31, 2017, which was an increase of approximately $0.1 million or 6%, compared to general and administrative expenses of $2.1 million for the three months ended March 31, 2016. The increase in the three months ended March 31, 2017 was primarily due to approximately $0.5 million in legal fees for transaction costs related to the Company's evaluation of strategic alternatives. This increase was largely offset by a decline in personnel and operating expenses following the reduction in force implemented in November 2016 to reduce costs and streamline operations while the Company evaluates strategic alternatives.

Restructuring charges

Restructuring charges were approximately $2.6 million for the three months ended March 31, 2017. The Company and its landlord entered into a Lease Termination Agreement and Release (the "Lease Settlement") to terminate the Company's lease of approximately 23,578 square feet of office and laboratory space entered into in June 2016 for consideration of approximately $3.8 million. As a result of the Lease Settlement, the Company recognized incremental contract termination costs based on the Settlement Amount of approximately $2.3 million, which was recorded in restructuring charges during the three months ended March 31, 2017. The remaining restructuring charges primarily related to accrual of retention benefits provided to employees in connection with the reduction in force which took place in November 2016 recognized over the respective employee's service period. There were no restructuring charges during the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity and Capital Expenditures

 Since inception, our operations have been financed primarily through proceeds of $167.3 million to fund our operations, of which approximately $89.9 million was from the issuance of preferred stock for cash and assets, $48.7 million was from a public offering of our common stock, $16.8 million was from a private placement of our common stock and $11.9 million was from federal and state grants. At March 31, 2017, we had $17.1 million of cash and cash equivalents and $40.4 million invested in marketable securities for a total of $57.5 million in liquid assets. Our primary uses of cash are to fund operating expenses and evaluate strategic alternatives. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2017, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward‑looking statement that involves risks and uncertainties, and actual results could vary materially.

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

In addition, certain executive officers are entitled to certain payments if they are terminated without cause or as a result of a change in control. Upon termination without cause, and not as a result of death or disability, each of such officers is entitled to receive payment of base salary for 9 to 12 months following termination of employment and certain officers will be entitled to continue to receive coverage under medical and dental benefit plans for 9 to 12 months or until such officers are covered under a separate plan from another employer. Upon a termination other than for cause or with good reason following a change in control, each of such officers is entitled to receive payment of base salary for 12 to 18 months following termination of employment and 100% to 150% of the executive's target bonus paid in a single cash lump sum. In addition, the officers will be entitled to continue to receive coverage under medical and dental benefit plans for 12 to 18 months or until such officers are covered under a separate plan from another employer

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,216)	$(8,973)
Investing activities	3,880	(27,865)
Financing activities	25	—
Net increase (decrease)	$689	$(36,838)

Operating Activities

Net cash used in operating activities was $3.2 million and $9.0 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in overall spending for operating activities of approximately $5.8 million was due to reduced personnel and operating expenses following the reduction in force and discontinuation of the Company's research and development activities, which occurred in November 2016. Excluding the impact of restructuring charges in the three months ended March 31, 2017, the Company's net loss decreased from $6.5 million to $2.4 million for the months ended March 31, 2016 and 2017, respectively, a decrease of $4.1 million. In addition, the Company made an up-front licensing payment of $1.6 million reflected in operating activities during the three months ended March 31, 2016.

Investing Activities

Net cash used in investing activities for the periods presented relates primarily to the purchases and maturities of marketable securities during the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, the Company had net inflows related to marketable securities of $3.6 million, as the maturities of securities exceeded purchases during the period, whereas for the three months ended March 31, 2016, the Company had net outflows $27.7 million, as the Company began investing the proceeds from the Company's initial public offering during the first quarter of 2016.

Financing Activities

 Net cash provided by financing activities was approximately $25,000 for the three months ended March 31, 2016, which was attributable to proceeds received from the exercise of stock options.

Contractual Obligations and Commitments

The following table presents payments due under the Company’s contractual obligations as of March 31, 2017:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Operating Lease	$6,917,376	$601,239	$1,257,415	$1,334,037	$3,724,685
Other	32,694	32,694	—	—	—
	$6,950,070	$633,933	$1,257,415	$1,334,037	$3,724,685

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

 Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. At March 31, 2017, we had cash and cash equivalents of $17.1 million and short-term marketable securities of $40.4 million consisting of interest‑bearing money market funds, U.S. treasury securities, U.S. government agency securities, and corporate debt securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short‑term maturities of our cash equivalents and marketable securities, as well as the low risk profile of our investments, we do not believe a change in interest rates would have a material effect on the fair market value of our cash, cash equivalents and marketable securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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
We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have not generated any product revenues and we do not expect to generate any product revenues for the foreseeable future. We have incurred losses in each year since our founding in 2007 and we expect to continue to incur significant operating losses for the foreseeable future. The amount of future losses is uncertain. None of our product candidates has been approved for sale. We have historically devoted substantially all of our efforts to research and development, including our preclinical and nonclinical development activities. In November 2016, we discontinued research and development activities to reduce operating expenses while we evaluate our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. To date, we have derived all of our funding from our collaboration with our former parent company, Asuragen, Inc., or Asuragen, private and public placements of our capital stock and government grants for research and development. Our net loss for the three months ended March 31, 2017 was $5.0 million. Since inception, we have incurred net losses leading to an accumulated deficit of approximately $107.8 million as of March 31, 2017.
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
However, for as long as we remain an “emerging growth company” as defined in the Jumpstart our Business Startups Act, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Alternatively, we may elect to comply with disclosure requirements as if we were not an “emerging growth company,” in which case we would incur the greater expenses associated with such disclosure requirements.
We will remain an “emerging growth company” for up to five years after the completion of our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenues of $1.07 billion or more during any fiscal year before that time, we would cease to be an “emerging growth company” as of the end of that fiscal year, or if we issue more than $1.07 billion in non‑convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we expect that we may need to enter into additional license agreements in the future, if we resume our research and development activities which have been discontinued. These include our exclusive cross-license agreement with Asuragen, our exclusive licenses from Marina, the University of Zurich, and Rosetta Genomics Ltd., or Rosetta Genomics.
Our existing license agreements, except our cross-license agreement with Asuragen, generally impose, and we expect that future license agreements (if any) would impose on us, various development, regulatory and/or commercial diligence obligations, and financial obligations, such as payment of milestones and/or royalties. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we may not be able to market products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. See “Business-Strategic Partnerships and Licenses” for a description of our license agreements, which sets forth the material terms and obligations, including a description of the termination provisions, under our agreements with Asuragen, Marina, the University of Zurich and Rosetta Genomics.
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
We were previously involved in discussions with Yale University, or Yale, regarding the inventorship and ownership of certain patents and patent applications licensed to us by Asuragen. An independent third party expert was engaged to determine the inventorship and the ownership of patents and patent applications potentially subject to Yale and Asuragen co-ownership. This determination confirmed Asuragen’s sole ownership of the patents and patent applications where co-ownership had been under consideration and resulted in a determination that Yale should be removed as a co-owner of one of the pending patent applications, an action we are currently undertaking.
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
NASDAQ imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with NASDAQ's minimum bid requirement for continued listing on the NASDAQ Global Market. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, NASDAQ could send a deficiency notice to us for not remaining in compliance with the minimum bid listing standards. During the first quarter of fiscal year 2017, our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet NASDAQ's minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of NASDAQ and we are unable to regain compliance, NASDAQ may make a determination to delist our common stock.
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
Based on the beneficial ownership of our common stock as of March 31, 2017, our officers and directors, together with holders of 5% or more of our outstanding common stock and their respective affiliates, beneficially own approximately 69.8% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 31, 2017, we have a total of 20,856,693 shares of common stock outstanding.
In addition, based on the number of shares subject to outstanding awards under our 2008 Long Term Incentive Plan, or 2008 Stock Plan, as of March 31, 2017, and including the initial reserves under our 2015 Equity Incentive Award Plan, or 2015 Plan, and Employee Stock Purchase Plan, or ESPP, approximately 3.9 million shares of common stock that are either subject to outstanding options, outstanding but subject to vesting, or reserved for future issuance under the 2008 Stock Plan, 2015 Plan or ESPP will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. We also filed a registration statement permitting certain shares of common stock issued in the future pursuant to the 2008 Plan, 2015 Plan and ESPP to be freely resold by plan participants in the public market, subject to the applicable vesting schedules and, for shares held by directors, executive officers and other affiliates, volume limitations under Rule 144 under the Securities Act. The 2015 Plan and ESPP also contain provisions for the annual increase of the number of shares reserved for issuance under such plans, which shares we also intend to register. If the shares we may issue from time to time under the 2008 Stock Plan, 2015 Plan or ESPP are sold, or if it is perceived that they will be sold, by the award recipient in the public market, the trading price of our common stock could decline.
Certain holders of approximately 13.6 million shares of our common stock at March 31, 2017 are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Sales of such shares could also cause the trading price of our common stock to decline.
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
Our officers are parties to employment agreements providing for aggregate cash payments of up to approximately $2.5 million at March 31, 2017 for severance and other benefits in the event of a termination of employment in connection with a change of control of us. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
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

Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” and “Item 1.02 - Termination of a Material Agreement” of Form 8-K.

On May 5, 2017, the Company entered into a Lease Termination Agreement and Release (the “Lease Settlement”) with G&I VII Encino Trace II LP (the “Landlord”) to terminate that certain lease agreement dated June 24, 2016 by and between the Company and the Landlord (the “Lease Agreement”) for the Company’s lease of approximately 23,578 square feet of real property located at 5707 Southwest Parkway, Suite 100, Austin, Texas 78735 (the “Premises”). Pursuant to the Lease Settlement, the Company has agreed to pay the Landlord approximately $3.8 million (the “Settlement Amount”) within three business days of May 5, 2017.

The Lease Settlement provides for the Company’s release of claims against the Landlord and its affiliates and, upon the Landlord’s receipt of the Settlement Amount, the Landlord’s release of claims against the Company, provided the Company does not file for bankruptcy or otherwise make an assignment for the benefit of creditors within 90 days of the Landlord’s receipt of the Settlement Amount.

The termination of the Lease Agreement is to be effective as of, and contingent upon, the Landlord’s execution of a new lease for the Premises with a third party on or before May 30, 2017, which date the Landlord, at its sole option, may extend for up to 60 days. If the new lease is not executed within such period, the Lease Settlement will be considered null and void and the Landlord will be required under the terms of the Lease Settlement to return the Settlement Amount to the Company.

The foregoing description of the Lease Settlement is not complete and is qualified in its entirety by reference to the full text of the Lease Settlement, which will be filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ending June 30, 2017.

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

MIRNA THERAPEUTICS, INC.
(Registrant)

Date: May 9, 2017	/s/ Paul Lammers
Paul Lammers, M.D., M.Sc. Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	/s/ Alan Fuhrman
Alan Fuhrman Chief Financial Officer (Principal Financial & Accounting Officer)