Form 10-K
period 2017-12-31
SYNLOGIC, INC.
filed 2018-03-20
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37566

SYNLOGIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1824804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Binney St., Suite 402 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 401-9975

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $23.8 million, computed based on the closing price of $11.69 per share on June 30, 2017.

As of March 15, 2018 there were 22,172,117 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2018 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

i

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our drug discovery and development platform for Synthetic Biotic™ medicines, which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated from our proprietary drug discovery and development platform applying the principles and tools of synthetic biology to engineer beneficial probiotic bacteria to perform or deliver critical therapeutic functions. As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Our goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit.

Our initial focus is on metabolic diseases with the potential to be corrected following oral delivery of a living medicine to the gut. This includes a group of rare genetic diseases called inborn errors of metabolism (IEMs), as well as acquired metabolic diseases caused by organ dysfunction.  When delivered orally, Synthetic Biotic medicines are designed to act from the gut to compensate for the dysfunctional metabolic pathway with the intended consequence of reducing the systemic levels of the toxic metabolites. We believe that success in IEMs will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Our two lead therapeutic programs are being developed for the treatment of hyperammonemia and phenylketonuria (PKU). SYNB1020, our first therapeutic program, is an oral therapy intended for the treatment of patients with liver disease and hepatic encephalopathy (HE) and in patients with urea cycle disorders (UCD). In these conditions ammonia accumulates in the body and becomes toxic leading to neurocognitive crisis and risk of long-term cognitive or behavioral impairment, coma or death. SYNB1020 has received both Fast Track Designation and orphan drug designation for UCD from the U.S. Food and Drug Administration (FDA). We initiated a Phase 1 clinical trial in June 2017 to evaluate the safety and tolerability of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe and well-tolerated and achieved proof-of-mechanism. In March 2018, we initiated a clinical trial in patients with cirrhosis and elevated blood ammonia to evaluate the safety and tolerability of SYNB1020 as well as the ability of this Synthetic Biotic medicine to lower systemic levels of ammonia.  We also intend to initiate a clinical trial of SYNB1020 in UCD patients. Timing of initiation of this study will be informed by a number of factors including data from our Phase 1b / 2a study in patients with cirrhosis.

SYNB1618, our second program, is an oral therapy intended for the treatment of PKU, an IEM in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess circulating Phe, resulting in normalization of levels in the blood and tissues. In October 2017, the FDA granted SYNB1618 orphan drug designation for PKU. We are planning to initiate a Phase 1 / 2a clinical trial for SYNB1618 in the first half of 2018.

Our early-stage metabolic pipeline includes discovery-stage product candidates for additional IEMs, including maple syrup urine disease (MSUD), isovaleric acidemia (IVA) and organic acidemias. These are rare metabolic deficiencies in which the toxic accumulation of metabolites such as branched chain amino acids in the case of MSUD can lead to neurological decline and death. There are no currently approved pharmaceutical therapies for these disorders, resulting in patients relying on liver transplants when possible. In 2018 we intend to select a Synthetic Biotic clinical candidate in our MSUD program and advance it into preclinical studies to enable filing of an Investigational New Drug application (IND) with the FDA in 2019.

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases, including acquired metabolic diseases, inflammation and cancer. Synthetic Biotic medicines are designed to locally deliver combinations of complementary therapeutics to treat these complex disease states. Our portfolio of immuno-oncology (IO) programs is designed to deliver a combination of activities to modify the tumor microenvironment, activate the immune system and result in tumor reduction. In 2018 we intend to select a Synthetic Biotic clinical candidate in our IO program and advance it into preclinical studies to enable filing of an IND application with the FDA in 2019.

We have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of inflammatory bowel disease (IBD) such as Crohn’s disease and ulcerative colitis. We have also established a collaboration with Ginkgo Bioworks, a privately held synthetic biology company, to discover new living medicines to treat neurological and liver disorders. We may consider entering additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

To progress our pipeline, we collaborate with key disease experts who have developed robust models of relevant diseases to guide selection of our development candidates and to inform our translational medicine strategy. We focus on indications with clear biomarkers associated with disease progression that enable straightforward, early and ongoing assessment of potential clinical benefit throughout the development process. Our collaboration and intellectual property strategies additionally focus on building or leveraging existing third-party expertise in therapeutic research, preclinical and clinical development, regulatory affairs, manufacturing and commercialization, while also enhancing our industry-leading position in synthetic biology and metabolic engineering.

We have assembled a management team of seasoned biopharmaceutical executives with extensive, relevant experience at leading pharmaceutical companies such as Pfizer Inc., GlaxoSmithKline, Amgen, Biogen, Inc., AstraZeneca, Millennium Pharmaceuticals, Inc. (now Takeda Pharmaceutical Company Limited) and MedImmune, as well as the National Institutes of Health. We are supported by our Board of Directors and our scientific advisory board, each of which offer complementary experience in drug discovery and development, as well as expertise in building public companies, management, and business development. Our founding science came from the laboratories of Professors James Collins and Timothy Lu from the Massachusetts Institute of Technology (MIT), who remain highly engaged in guiding development and application of our platform.

Our pipeline of our programs is shown below.

As we advance our lead programs, we continue to learn and improve our Synthetic Biotic platform, which will inform all future portfolio programs. Consequently, we believe we have a robust engine for building a sustainable pipeline of novel, living medicines across a range of diseases. Through the strength of our internal team and network of partners, we believe we can deliver on the promise of Synthetic Biotic medicines to improve the lives of patients with significant unmet medical needs.

Our Strategy

Our goal is to use our Synthetic Biotic platform to design, develop and commercialize living medicines to transform the lives of patients for whom conventional treatment approaches are either not available or have limited efficacy and safety. To achieve our goal, we are pursuing the following key strategies:

Advance Clinical Development of the SYNB1020 Hyperammonemia Program. We initiated our first Phase 1 clinical trial of SYNB1020 to assess safety, tolerability and pharmacokinetics in healthy volunteers in June 2017. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe and well-tolerated and achieved proof-of-mechanism. In the first quarter of 2018, we initiated the first clinical trial in patients with cirrhosis as a result of liver disease with elevated blood ammonia and expect to have top-line data from this study by the end of 2018. In addition, we expect to conduct a clinical trial in patients with UCD. Timing of initiation of this study will be informed by a number of factors including data from our Phase 1b / 2a study in patients with cirrhosis.

Advance SYNB1618 into Clinical Development. We are planning to initiate a Phase 1 / 2a clinical trial for SYNB1618 in the first half of 2018. The Phase 1 / 2a design will include healthy volunteers, as well as an adult patient cohort, to assess safety, tolerability and pharmacodynamics. We expect to have data from healthy volunteers, including insights from a mechanistic biomarker, by the end of 2018 and insights regarding therapeutic potential by the first half of 2019.

Expand Our Pipeline by Targeting Additional Rare Genetic Metabolic Diseases and Advancing our IO program. We plan to continue to leverage our expertise from our lead programs to accelerate development of our pipeline of clinical candidates for IEMs. Our portfolio includes additional discovery-stage Synthetic Biotic programs in lead optimization, including one for MSUD/IVA. Synthetic Biotic medicines can be designed to deliver a combination of mechanisms following oral administration or intra-tumoral injection and we are establishing a discovery-stage immuno-oncology portfolio. In 2018, we intend to advance clinical candidates into IND-enabling studies for both our MSUD/IVA and our first IO program.

Maximize the Value of the Synthetic Biotic Platform by Leveraging Strategic Partnerships. Our current partnership with AbbVie is focused on the discovery and development of Synthetic Biotic-based therapies for the treatment of IBD, and in June 2017 we announced our first milestone for this program. We expect to continue to explore strategic partnerships that would leverage the complementary capabilities of our partners to develop Synthetic Biotic medicines. and to maximize the value of our Synthetic Biotic platform.

Expand the Synthetic Biotic Platform to Lead in the Discovery and Development of Additional Living Medicines and Enabling Technologies. As leaders in the development of engineered probiotics for therapeutic use, we intend to advance the field of living medicines by continuing to innovate and broaden the potential of our Synthetic Biotic platform to deliver clinically meaningful benefits for patients. We intend to build on our expertise in design, optimization and manufacturing to further develop the Synthetic Biotic platform as a reproducible and scalable engine for generating a pipeline of innovative product candidates that address a broad range of diseases. We have established a collaboration with Ginkgo Bioworks, a privately held synthetic biology company, to discover new living medicines to treat neurological and liver disorders.

Protect and Leverage Our Intellectual Property Portfolio and Patents. We believe that we have a broad intellectual property portfolio that includes patents and patent applications relevant to the engineering, development, manufacturing and formulation of human therapeutic products based on synthetic biology and the metabolic engineering of probiotics. We intend to continue to protect and leverage our intellectual property assets by maintenance and expansion of our worldwide portfolio of intellectual property, including the pursuit of composition of matter and other intellectual property focused on our Synthetic Biotic programs and our technology platform.

Our Focus: Living Medicines

Our novel proprietary Synthetic Biotic discovery and development platform combines synthetic biology and metabolic engineering to re-design the genetic circuitry of beneficial probiotic bacteria and generate living medicines.

We believe living medicines have unique advantages as potential therapeutics. Living biologic cells can carry out functions that cannot be performed by many conventional drug treatments, such as small molecules or antibodies. In contrast to conventional therapeutics that engage a single target and address one molecular dysfunction, living medicines can be designed to dynamically sense diseased environments and respond with a programmed and combinatorial effect compensating for the dysfunction of entire processes or pathways missing in disease. Moreover, a living medicine can also function “catalytically,” since a single living cell can carry out multiple cycles of the intended therapeutic activity during its time in the patient. Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing toxic substances or delivering combinations of therapeutic factors.

Leveraging Synthetic Biology and Metabolic Engineering of Probiotic Bacteria to Produce Living Medicines

Probiotic Bacteria. Probiotic bacteria are non-pathogenic bacteria isolated from the human microbiota and widely used as supplements that are believed to provide health benefits. To confer a therapeutic effect, we leverage basic biological properties of bacteria to develop engineered probiotics. Bacteria have evolved over millions of years to adapt, survive, and carry out active metabolism in many different environments. They are also amenable to genetic manipulation.

Using Synthetic Biology to Generate Synthetic Biotic Medicines. Our scientists genetically engineer a beneficial probiotic bacterium with “wiring” or biological circuits to direct cellular biological processes in a manner analogous to designing electrical circuits. The critical parts of an engineered Synthetic Biotic medicine include (1) the chassis, or probiotic bacterium, (2) the effector module, which is a gene or pathway encoding the core biological activity that provides the therapeutic function, and (3) tunable switches to precisely determine the circumstances under which the effector module will be activated, as well as the potency, performance and output of the effectors themselves. We aim to precisely and appropriately control the amount, location and activity of our Synthetic Biotic medicines to address specific diseases.

Schematic of the Synthetic Biotic Platform Components: Chassis, Effector, Switch

(1) The Chassis: Our Synthetic Biotic platform employs well-characterized bacteria used as probiotics to serve as the chassis upon which we build our living medicines. Our initial programs use E. coli Nissle, which is one of many non-pathogenic strains isolated from the human microbiota. E. coli Nissle is non-colonizing and has been used as a probiotic bacterial supplement for the last 20 years to promote gut health.  Clinical studies have demonstrated that E.coli Nissle is rapidly cleared from most individuals with no significant safety issues (Clin. Transl. Sci. (2017) 00, 1—8). We also observed similar rates of clearance from subjects in our recent Phase 1 clinical trial of SYNB1020 in healthy volunteers. We believe E. coli Nissle’s widespread use as a probiotic is evidence of its utility as a safe background chassis to apply synthetic biology to confer a therapeutic benefit.  E. coli Nissle’s metabolic systems and its genetic and metabolic machinery are well understood and provide a robust cellular context into which genetic information can be introduced with high efficiency and little or no damage to the fitness of the bacterium. In addition, the advanced nature of the synthetic biology toolkit available for E. coli Nissle enables rapid iterative design, assembly, and testing of prototype product candidates and remains unique among other bacterial and cellular engineering approaches.

(2) Building the Effector Module or Circuit: Synthetic Biotic medicines have the advantage that they can be designed with multiple pathway components. We have developed proprietary integration systems to direct stable insertion of multiple genetic circuits and pathways into optimal chromosomal locations, or “landing pads,” of E. coli Nissle. This enables efficient expression of multiple genes encoding enzymes and other proteins. These activities may be further improved for therapeutic effect when combined or when under the control of tunable switches that determine when the mechanisms should be activated.  Our Synthetic Biotic platform allows us to engineer two types of mechanistic activities into our Synthetic Biotic medicines: we can engineer living medicines that act as engines capable of metabolic transformations that can substitute or compensate for missing or defective pathways in a patient, and we can also engineer living medicines to produce therapeutically beneficial molecules. We have leveraged proprietary tools, know-how and intellectual property to build multiple Synthetic Biotic lead strains that produce therapeutically relevant effects in preclinical experiments. Progression of these strains as product candidates in diseases with high unmet need is based on prioritizing those with feasible drug development paths in terms of availability of informative animal models and existence of biomarkers to guide efficient clinical development.

(3) Tunable Switches: We also design and engineer proprietary switches to mediate the activity of the new pathways we introduce into our Synthetic Biotic medicines, with the goal of controlling the engineered circuit or its therapeutic output. To optimize the fitness of a Synthetic Biotic strain, it is critical that the effector is activated only at the appropriate time and place. The switches are based on engineering DNA elements called “inducible promoters” that are designed to sense and respond to disease states, specific environmental signals, or exogenously added inducing molecules. Our goal is to design and develop Synthetic Biotic medicines programmed with switches to produce therapeutic effects at precisely the right time and location such as the anaerobic environment of the gut, or in the context of local inflammation or other pathogenic factors.

Schematic of the Synthetic Biotic Platform to Engineer Probiotic Bacteria

Advantages of Our Synthetic Biotic Drug Development Platform and Synthetic Biotic Living Medicines

We believe our platform has the potential to provide safe and effective therapies for patients given several attributes of our Synthetic Biotic approach:

Unique Mechanisms to Treat Systemic Metabolic and Immune Dysfunction

Synthetic Biotic medicines may be programmed with entire pathways to degrade unwanted molecules or produce those that are beneficial. We believe metabolic pathway complementation is advantageous as compared to gene, RNA or enzyme replacement therapies that are limited to targeting a single gene or protein defect and may require several unique drug products to address genetically heterogeneous patient populations. By compensating with an entire pathway, Synthetic Biotic medicines may provide a therapeutic solution to broader disease populations as a single engineered therapeutic. We believe that our approach has advantages for the treatment of IEMs versus those other modalities that may be limited by delivery, transduction efficiency, duration of therapeutic expression and unclear potential for long-term dosing.

Synthetic Biotic medicines can also be designed to consume or produce metabolites or secrete and display proteins that may shift the tumor microenvironment of the immune system towards anti-tumor activity.

Local Therapeutic Delivery: Production of One or More Effectors at the Site of Disease

We believe that when delivered locally, Synthetic Biotic medicines have the potential to avoid the risks of dose-limiting side effects often associated with systemic therapies, especially when combinations of systemic therapies are required.

Our Synthetic Biotic programs for rare metabolic diseases are designed to be dosed orally, and act locally while transiting through the gut and, as a consequence, decrease toxic metabolite levels in the blood, thereby providing a systemic therapeutic benefit to the patient. This approach is well suited to regulate the amount of a metabolic byproduct in a patient’s body, particularly when there is unconstrained metabolite flux between the systemic circulation and the gut. Given the potential for chronic oral dosing, Synthetic Biotic medicines may have benefits in terms of dose prediction, reversibility of activity and more traditional pricing strategies.

Currently, many complex diseases, such as inflammatory and autoimmune indications and cancer, require that patients are treated systemically with a combination of therapeutic agents, often resulting in poor tolerability, multiple adverse events and increased cost of therapy. Combinations of cytokine, antibody and protein therapies have potential for great benefit, but can be restricted by dose-limiting side effects when administered systemically. Our approach is to leverage the adaptability of E. coli Nissle to enable the combination of multiple activities into one therapy, which therefore could have greater efficacy while avoiding the toxic negative impact of multiple systemic therapies. We believe that the potential to program the control of expression of one or more proteins at the local disease site represents a unique approach to targeted therapy. We have also developed approaches to enhance the secretion of protein effectors to the extracellular environment. We are developing Synthetic Biotic medicines with the potential to normalize function of a dysregulated immune system. For example, in the case of inflammatory conditions, Synthetic Biotic medicines may be programmed to detect inflammation and respond with the production of one or more anti-inflammatory molecules. In oncology, our programs are being designed to secrete effectors to promote immune system activity against a tumor. These activities may further be combined with mechanisms that target tumor metabolism. By incorporating multiple actions, Synthetic Biotic medicines have the potential to address complex diseases while avoiding the risk of systemic toxicity and reducing development costs associated with combining systemic therapies.

Ability to Tune and Enhance Efficacy in Context of Disease

Our Synthetic Biotic platform includes a suite of switches to permit precise control of the timing and amount of therapeutic effect produced. Synthetic Biotic therapies may be designed such that they are activated to produce the desired effect in a particular disease environment, such as sites of inflammation. This tuning has the potential to increase the therapeutic window by increasing the margin between the level of medicine needed for efficacy relative to the risk of systemic toxic side effects.

Rational Design to Achieve Predictable Drug-like Properties

We have demonstrated the ability to move a program from concept to clinical development in as little as three years for our lead programs. Features of our Synthetic Biotic platform enable a highly efficient drug discovery and development process and have the potential to advance product candidates more rapidly and efficiently than is typically possible with other novel or emerging modalities. These include:

•

Single Strain as Safe Chassis. There are several benefits of employing a single, safe and well-characterized probiotic bacterium such as E. coli Nissle as the background chassis. First, because our lead programs are based on E. coli Nissle, experience can be leveraged broadly across the portfolio, further optimizing the efficiency and reproducibility of discovery, development and manufacturing efforts. Next, the non-colonizing nature of E. coli Nissle can be combined with engineering approaches to optimize safety in terms of impact on the patient and the environment. E. coli Nissle can be engineered to require a specific exogenous nutrient supplement for growth, which limits the ability to replicate in the human body and environment. By controlling replication, we can control the number of cells being administered to a patient, which limits patient-to-patient variability. Also, dependence on an essential nutritional supplement not available in the environment reduces biocontainment risk. Moreover, the risk of a Synthetic Biotic medicine to the environment is further limited given that it is disadvantaged in terms of fitness due to its modifications.

•

Predictive Pharmacology and Biomarkers. Synthetic Biotic programs are designed to achieve a target activity, and the platform supports an iterative design-build-test cycle to improve performance for achieving this target. For example, Synthetic Biotic programs can be optimized by including multiple copies or regulated control of certain genes, by adding transporters for particular substrates or by optimizing enzymes for basic bacterial metabolism. These tools enable rational and iterative engineering cycles in the discovery phase.

Biomarkers as indicators of mechanistic and clinical activity may also be engineered into Synthetic Biotic medicines from the beginning to drive optimization and decision-making. By assessing the activities of our Synthetic Biotic programs in in vitro and in vivo preclinical models, we can model activity in humans. As we progress into clinical studies, we expect our predictive pharmacology models will be further refined to inform dosing and development decisions for our additional programs.

•

Stability and Manufacturing. Our lead Synthetic Biotic programs have advanced the platform by defining manufacturing processes that can be used for the entire portfolio. Our use of synthetic biology switches permits the precise control of engineered metabolic pathway activation. We use switches to suppress effector activity during manufacturing, enabling development of reproducible processes for generation of biomass and robust, cost-efficient scale up of product candidates.

Manufacturing efforts have demonstrated reproducibility, yield and stability during small, medium and Phase 1 clinical-scale campaigns where we have developed and executed processes to manufacture 3,000 to 5,000 doses of active drug.

Our Product Pipeline

Our approach to selecting our initial programs is based on the potential of the Synthetic Biotic platform to uniquely address conditions in which there is (1) unmet medical need with (2) well understood biology that is (3) based on an imbalance of a metabolite and (4) where that metabolite is available within or originates from the gut lumen. Additional considerations include the availability of animal models, relevant biomarkers and feasible clinical development paths. Our initial clinical and preclinical programs are focused on certain IEMs and acquired metabolic diseases that share these characteristics. When delivered orally, Synthetic Biotic medicines are designed to act from the gut to compensate for the dysfunctional metabolic pathway with the intended consequence of reducing systemic levels of the toxic metabolites. We believe that clinical success in IEMs will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction, while bringing meaningful change to lives of patients suffering from these debilitating conditions.

Our two lead therapeutic programs are being developed for the treatment of hyperammonemia and PKU.  SYNB1020 is an oral therapy intended for the treatment of patients with hyperammonemia which includes elevated blood ammonia as a result of liver cirrhosis and UCDs. SYNB1618, is an oral therapy intended for the treatment of PKU, an IEM in which Phe accumulates in the body as a result of genetic defects.

Our early-stage metabolic pipeline includes discovery-stage product candidates for additional IEMs, including MSUD, IVA and organic acidemias.

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases, including acquired metabolic diseases, inflammation and cancer. We are developing a portfolio of immuno-oncology programs using a rational approach to select combinations of relevant mechanisms to address specific tumor types.

We have also established a collaboration with Ginkgo Bioworks to discover new living medicines to treat neurological and liver disorders.

Our Initial Programs: Overview of IEMs

Patients with IEMs are born with faulty genes that result in the loss of a necessary enzyme function in an essential metabolic pathway and prevent the body from metabolizing commonly occurring byproducts of digestion. In patients with IEMs, these byproducts can accumulate to toxic levels in the gut and systemically throughout the body to cause serious health consequences, including irreversible neurological dysfunction. Although in some cases diet modification can be beneficial, unmet medical need remains as there are few current therapeutic treatments for IEMs.

While there are hundreds of genetic conditions grouped as IEMs, individual IEMs are considered orphan diseases, with each disease affecting fewer than 200,000 patients in the United States and fewer than five per 10,000 people in the European Union. IEMs include diseases of the urea cycle, amino acid metabolism and organic acid accumulation, among others. Many IEMs are thought to be underdiagnosed given the rarity of the conditions, potential for infant death and lack of available diagnostics and limited therapies.

SYNB1020 for Hyperammonemia: Urea Cycle Disorders and Hepatic Encephalopathy

Hyperammonemia is a metabolic condition characterized by an excess of ammonia in the blood. In healthy individuals, ammonia is primarily produced in the intestine as a byproduct of protein metabolism and microbial degradation of nitrogen-containing compounds. Ammonia itself is then converted to urea in the liver and is excreted in urine. However, if the liver’s ability to convert ammonia to urea is compromised, either due to a genetic defect or acquired liver disease, ammonia accumulates in the blood. Elevated blood ammonia levels are toxic to the brain and can have severe consequences including neurologic crises requiring hospitalization, irreversible cognitive damage and death.

Overview of HE

The primary function of the liver is to filter out toxins, particularly ammonia, that are harmful if not sufficiently metabolized. In patients whose liver function is impaired, these toxins can accumulate in the blood stream and cause organ damage, particularly in the brain, which leads to a decline in brain function that is referred to as HE. Ammonia, a highly toxic substance produced in the body as a byproduct of protein metabolism, plays a key role in the development and prognosis of HE. While ammonia can be minimally metabolized by the brain in patients whose liver function is impaired, excessive ammonia levels can overwhelm the capacity of brain tissue and lead to a greater chance of developing brain swelling, coma and death for patients with HE. It is estimated that 30-45% of patients with chronic liver disease are affected by episodes of HE, and while many HE symptoms can be reversed with appropriate treatment, persistent impairment of memory and learning can occur.

HE severity is typically classified as covert or overt based largely on a patient’s mental state. Covert HE is difficult to diagnose and is often observed in patients with cirrhosis who appear to have no obvious disorientation, but who display mild to moderate symptoms, such as difficulty concentrating, forgetfulness, changes in personality or behavior, and poor sleep. Patients with covert disease are at a higher risk of developing the more severe overt HE and have increasingly been recognized as a cause of morbidity linked with increased risk of traffic accidents and unemployment. Overt HE is associated with obvious mental disorientation and physical symptoms such as lethargy, seizures, tremors, organ failure, or brain swelling, that arise suddenly and may induce a coma or even death, particularly if not adequately treated. Overt HE is associated with a poor prognosis, with one-year survival estimates of 20% to 55%.

The current standard of care for overt HE includes lactulose, a non-absorbable disaccharide that prevents the absorption of ammonia in the gut. Lactulose is associated with GI side effects including both painful abdominal cramping and diarrhea. Non-absorbable antibiotics are also used to treat HE, often concurrently with lactulose. Xifaxan® (rifaximin), a broad-spectrum antibiotic used to reduce growth of bacteria that produce ammonia in the colon, was approved for HE based on improvements in the duration of remission, reduced hospitalizations over six months, and improved quality of life in patients with HE. Although rifaximin and lactulose are used therapeutically for overt HE, there are no approved treatments for covert HE.

Morbidity and mortality associated with overt HE remains high and hospitalizations for HE impose a high burden on community resources. When current therapies fail to control overt HE, patients may be candidates for a potentially curative liver transplantation. There is a need for an effective therapy for patients with HE to reduce episodes of cognitive dysfunction and hospitalizations.

We believe that because ammonia is produced in the GI tract, an orally administered Synthetic Biotic medicine could be an effective therapeutic to reduce the levels of excess ammonia in the blood of patients with UCD and HE without the need for severe protein restriction and the risk of systemic toxicities.

 Overview of UCD

UCDs are a group of rare but serious and potentially fatal, genetic diseases. The urea cycle is an enzymatic pathway in which waste nitrogen, produced as a byproduct of protein metabolism, is converted into urea by the liver and eliminated from the body through urine. Patients with a UCD carry a deficiency in one of the six enzymes necessary for completion of the urea cycle, resulting in accumulation of waste nitrogen throughout the body in the form of ammonia, a substance that is highly toxic even in small amounts.

Functional Urea Cycle

UCD patients have intermittent periods of hyperammonemia, the symptoms of which can range from mild (loss of appetite, vomiting, and lethargy) to a severe hyperammonemic crisis associated with long-term cognitive or behavioral impairment, toxic encephalopathy, and even death. Symptoms often depend on the severity of the enzyme deficiency, and patients with the most severe disease present shortly after birth. Hyperammonemia in newborn infants due to UCD could be catastrophic and is associated with 24% mortality. Patients with later onset disease could suffer from a period of hyperammonemia that is often triggered by stress or illness resulting in severe neurological symptoms and associated with a high risk of mortality.

While it is difficult to estimate the exact incidence and prevalence of UCD, as it is thought that many patients go undiagnosed, it is estimated that UCD occurs in approximately one in 35,000 births in the United States. Based on analysis of the newborn screening data and demographic data from the UCD Longitudinal Registry Study sponsored by the NIH, we believe the size of the diagnosed prevalent population in the United States to be approximately 2,000 patients and that approximately two-thirds of these patients are under 18 years of age.

The mainstay of management of UCD is dietary protein restriction. Patients must carefully balance their protein intake to ensure the body receives adequate nutrients for growth and development, while avoiding triggering hyperammonemia. However, varying protein requirements and variable growth and activity levels often elicit episodes of hyperammonemia that can result in irreversible neurological damage. To supplement for the lower protein intake, patients may incorporate amino acid dietary formulations, such as L-citrulline or L-arginine, into their diet. However, dietary management remains challenging, especially in infants and children.

The only available drugs, Buphenyl® (sodium phenylbutyrate) and Ravicti® (glycerol phenylbutyrate), are approved for the chronic management of patients with UCD and create an alternate pathway for nitrogen/ammonia elimination from the body, although patients must maintain protein restricted diets. Use of sodium phenylbutyrate is limited by pill burden, taste, and tolerability issues that can make compliance challenging. These therapies are mechanistically similar treatment options with limitations on maximal effect due to dose-related neurological safety issues (e.g., vomiting, nausea, headache, somnolence, confusion, or sleepiness) and enzymatic saturation and, therefore, the unmet need remains high.

When these management approaches fail to control chronic UCD-induced hyperammonemia, patients may be candidates for liver transplantation, which is potentially curative as it may correct the enzyme deficiency that causes UCD. However, transplants are limited by availability of donor organs, are associated with potentially life-threatening risks and require life-long suppression of the immune system. Ultimately, morbidity and mortality remain high in UCD, and patients continue to suffer hyperammonemic crises. We believe that a truly transformative therapy for UCD would be an effective oral medicine without systemic toxicity that will maintain blood ammonia concentrations at a safe level while allowing patients to eat a normal or only moderately restricted diet.

SYNB1020 Design

SYNB1020 is an orally administered, engineered strain of E. coli Nissle. SYNB1020 was designed to complement the missing or deficient enzyme functions in patients with hyperammonemia with an enhanced pathway to consume ammonia. This mechanism has applicability in liver disease where there is a need to reduce excess ammonia in the colon before it can be absorbed into the blood and cause HE episodes as well as the potential to treat the spectrum of enzyme deficiencies that underlie UCD.

Our approach was to create a Synthetic Biotic medicine that would continuously consume excess ammonia where it is naturally produced in the colon and produce arginine. Arginine production is deficient in UCD patients due to a defect in the urea cycle, and patients are often treated with arginine supplements. E. coli Nissle has an endogenous arginine production pathway that uses four molecules of ammonia for every new molecule of arginine produced. We modified this pathway to significantly enhance arginine production.

SYNB1020 Nonclinical Program

In in vitro studies, SYNB1020 was demonstrated to consume ammonia and produce arginine at substantially higher rates compared with a control strain of E. coli Nissle that had not been engineered.

Preclinical Efficacy

In an animal model of hyperammonemia, the spf-ash/F1 mouse, we observed a dose-dependent decrease in blood ammonia in mice fed a high protein diet who received orally administered SYNB1020 compared to heat inactivated SYNB1020 at the highest dose. This reduction in blood ammonia resulted in improved survival of animals dosed with SYNB1020, compared to animals given the heat-inactivated control.

SYNB1020 lowers blood ammonia levels in a dose-dependent manner and increases survival in a mouse model of UCD

SYNB1020 Clinical Development Plan

In June 2017, we initiated a Phase 1 trial to evaluate the safety, tolerability, and gastrointestinal clearance of single and multiple doses of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data that demonstrated that SYNB1020 was safe and well-tolerated for up to 14 days and achieved proof-of-mechanism. The Phase 1 trial was a randomized, double-blind, placebo-controlled trial of orally administered SYNB1020 evaluating ascending doses each administered on a single day and multiple ascending doses administered over 14 days. The primary objective of the trial was to assess safety and tolerability of SYNB1020 in healthy volunteers. Secondary objectives were to characterize the microbial kinetics of SYNB1020 in feces as measured by quantitative polymerase chain reaction (qPCR) and gastrointestinal tolerability assessed by the Gastrointestinal Symptom Rating Scale. Exploratory endpoints were designed to evaluate the pharmacodynamic effects of SYNB1020, including measurements of blood ammonia levels and other related biomarkers.

Fifty-two healthy volunteers were dosed orally with either SYNB1020 or placebo (ratio three to one), including 28 in seven cohorts in the SAD portion of the study and 24 subjects in three cohorts of the MAD portion of the trial. Complete safety results from the SAD and MAD Phase 1 trials demonstrate that SYNB1020 was well tolerated at total daily doses up to 1.5x1012 CFU for 14 days. Higher doses were associated with mild to moderate gastrointestinal symptoms, mainly nausea and vomiting.

As expected, we did not observe changes in blood ammonia levels during the trial, as all subjects were healthy volunteers who entered the trial with well-controlled normal blood ammonia levels. In a stable-isotope tracer study in which subjects were orally administered 15N-ammonium chloride, we observed a dose-dependent increase in 15Nitrate, a terminal metabolite of arginine metabolism, in plasma and urine compared to baseline in SYNB1020-treated subjects but not in the placebo group. In subjects treated with the highest dose, the increase in blood and urinary nitrate was statistically-significant compared placebo-treated subjects. This observation is consistent with SYNB1020’s mechanism of action which converts ammonia into arginine.   In addition, conversion of ammonia into arginine was demonstrated in bacteria collected from the feces of treated subjects but not from placebo treated individuals thus demonstrating SYNB1020 retained activity during transit through the colon.

In addition to demonstrating that SYNB1020 was active in vivo, we obtained data on the exposure and clearance of SYNB1020 in treated subjects. We observed that amounts of SYNB1020 detected in the feces increased with increasing SYNB1020 dose and that the bacteria behave in a consistent and predictable way with all subjects completely excreting and clearing SYNB1020 from their systems within two weeks after the final dose.

(A)	(B)

Significant Dose-Dependent Effect on Plasma (A) and Urinary (B) 15Nitrate in SYNB1020 treated healthy volunteers (MPE= molar percent excess)

SYNB1020 Upcoming Milestones

In the first quarter of 2018, we initiated the first clinical trial in patients with cirrhosis as a result of liver disease with elevated blood ammonia and expect to have top-line data by the end of 2018. In addition, we expect to conduct a clinical trial in patients with UCD. Timing of initiation of this study will be informed by a number of factors including data from our Phase 1b / 2a study in patients with cirrhosis.

SYNB1618 for PKU

PKU is a rare IEM caused by a genetic defect in the gene phenylalanine hydroxylase (PAH) leading to Phe accumulation in the blood and brain, where it is neurotoxic and can lead to neurological deficits and even death. Current disease management of PKU involves dietary protein restriction with the consumption of phenylalanine-free protein supplements. The only approved medication,

Kuvan ® (sapropterin dihydrochloride) is indicated for a subgroup of patients who have some residual PAH activity and does not eliminate the need for ongoing dietary management. Despite recommendations supporting life-long control of phenylalanine levels, compliance is challenging due to the highly restrictive nature of the diet, putting patients at risk for cognitive and psychiatric disease and supporting the need for novel treatment approaches.

Our Synthetic Biotic platform is well-suited to complement the missing enzyme function in PKU patients by providing alternative metabolic pathways to consume Phe. Our second IEM program, SYNB1618 for PKU, is designed to remove excess Phe from the blood by transforming it into non-toxic metabolites. SYNB1618 has demonstrated activity in a rodent model of PKU. In October 2017, the FDA granted SYNB1618 orphan drug designation for PKU. We are planning to initiate a Phase 1 / 2a clinical trial for SYNB1618 in the first half of 2018.

Overview of PKU

Phe is an essential amino acid that enters the body primarily through dietary protein and can be toxic if not sufficiently broken down and eliminated. The metabolism of Phe by the liver is dependent on adequate function of the liver enzyme PAH and the cofactor tetrahydrobiopterin (BH4) necessary for its activity. When the PAH gene is mutated and/or the production of BH4 is blocked, Phe cannot be sufficiently broken down and accumulates to toxic levels (i.e., hyperphenylalaninemia), which can cause irreversible brain damage. PKU is an inherited metabolic disease that presents as a severe form of hyperphenylalaninemia.

The disease course of PKU typically involves worsening neurological function that begins in infancy or early childhood. The clinical manifestations vary depending on severity of the enzyme mutation, the time of diagnosis and treatment initiation, and compliance. Symptoms may be extensive, such as severe cognitive impairment, or they may reflect more moderate neurocognitive or physical issues, such as below average intelligence, behavioral or mood disorders, memory loss, difficulty concentrating, decreased motor function, eczema, body odor, and tremors or seizures. A woman with PKU who becomes pregnant could develop maternal PKU if her diet is not strictly controlled, and there is a risk that the baby will be born with one or more birth defects such as cognitive impairment, microcephaly or congenital heart disease.

Based on the success of newborn screening efforts that began in developed countries in the 1960s, it is believed that nearly all PKU patients under the age of 40 have been diagnosed at birth. The National PKU Alliance estimates that in the United States there are currently 16,500 people living with PKU.

Currently, management of PKU requires a heavily modified diet that restricts protein intake, combined with essential amino acid and vitamin supplementation. Special medical foods, including phenylalanine-free protein formula, provide patients with dietary protein and fulfill other nutrient needs. However, it is challenging for most PKU patients to adhere to the restricted diet to the level that provides the necessary control of phenylalanine levels even with the efforts of supportive family and social networks. Patients often have trouble adhering to the diet, with particular challenges arising during times of increasing independence during adolescence. Furthermore, access to low protein foods can be challenging, as they are costlier and less nutritious than their higher protein, non-modified counterparts.

Kuvan® (sapropterin dihydrochloride) was the first drug approved for the treatment of PKU in 2007. It is indicated for the reduction of blood phenylalanine in patients with hyperphenylalaninemia with residual PAH activity as it is a synthetic form of the BH4 cofactor. Oral administration of Kuvan, along with protein restriction, has lowered phenylalanine levels in patients who have residual PAH activity and/or mild forms of the disease, which accounts for approximately 20-50% of the PKU population. However, Kuvan does not eliminate the need for ongoing dietary management in all patients. Large neutral amino acids have also demonstrated activity in blocking absorption of excess phenylalanine by the intestines and brain but are currently only administered in adolescents and adults.

A pegylated form of recombinant phenylalanine ammonia lyase (PAL), called Pegvaliase, an enzyme that metabolizes phenylalanine but does not require cofactor activity, is in clinical development for PKU and is not yet approved. While daily Pegvaliase injections have been proven to lower phenylalanine levels regardless of whether patients are following a low protein diet or not, many patients experience injection site reactions and/or develop antibodies to the product, which limits its effectiveness.

Despite recent improvements in PKU therapy, patients continue to suffer from poor outcomes. Even patients who are diagnosed and treated early have increased risk of neurocognitive abnormalities and psychiatric complications and are burdened by the life-long struggle to comply with strict dietary modifications. Available drug therapies demonstrate limited effectiveness, are accompanied by immunologic and other toxicities, and may still require patients to maintain a heavily restricted diet. We believe a truly transformative therapy would be orally-dosed and provide sustained, safe concentrations of phenylalanine while allowing for a normal or only moderately restricted diet. We believe that a Synthetic Biotic medicine could be an effective oral therapeutic that acts from the gut to consume excess phenylalanine with the consequent effect of reducing levels in the blood without the need for severe phenylalanine restriction or risk of systemic toxicities.

SYNB1618 Design

SYNB1618 is a genetically-modified strain of E. coli Nissle engineered to express a synthetic pathway for transporting and metabolizing Phe in patients with PKU following oral administration. SYNB1618 was designed to overcome the missing enzyme function in patients with PKU with a complementary pathway to reduce phenylalanine levels.

In designing SNYB1618, we integrated genes that convert phenylalanine to the non-toxic byproduct trans cinnamic acid (TCA), which is then converted in the liver to hippurate and excreted in the urine. The inclusion of multiple copies of these genes further enhanced activity.

SYNB1618 Nonclinical Program

Preclinical Efficacy Studies

In vivo studies have focused on the enu2-/- mouse model that contains a mutation in the gene coding for PAH, the same enzyme that is deficient in PKU patients. Mice with this genetic defect maintained on normal chow accumulate Phe in their blood at concentrations greater than 2000 µM, which is similar to blood concentrations found in humans with PKU. On a Phe-restricted diet, blood Phe levels can be maintained at the healthier range of 100-200 µM.

Subcutaneous injection of mice on a Phe-restricted diet with phenylalanine results in a rapid increase in blood phenylalanine concentrations. The increase associated with this phenylalanine challenge was significantly blunted upon oral administration of SYNB1618 compared to administration of the non-engineered control strain that did not have the phenylalanine degradation pathway.

Reduced plasma Phe in enu2-/- mice treated with SYNB1618

The product of Phe degradation by SYNB1618, TCA, is converted to hippurate by liver enzymes and excreted in the urine and can be followed as a urinary biomarker of Phe degradation. Following treatment of enu2-/- mice with SYNB1618, urinary hippurate concentrations increased in a dose-dependent fashion compared to mice treated with an unengineered E. coli Nissle control.

Dose-responsive urinary hippuric acid production in a mouse model of PKU

Taken together, these data demonstrate that SYNB1618 has activity in the GI tract and can decrease blood Phe levels by degradation of recirculating phenylalanine, as well as dietary Phe. We have generated similar data in healthy non-human primates (NHPs) using our clinical candidate strain SYNB1618. With increasing oral doses of this single strain, we observe increasing levels of plasma TCA and urinary hippurate demonstrating that SYNB1618 is functional in the primate gut.

Dose-responsive plasma TCA and urinary hippuric acid production in NHPs

SYNB1618 Clinical Development Plan

In the first half of 2018 we plan to initiate a Phase 1 / 2a, randomized, double-blinded, placebo-controlled study to evaluate the safety, tolerability, and gastrointestinal clearance of SYNB1618. We expect to treat healthy adult volunteers with single- or multiple-ascending doses of SYNB1618 and subsequent cohorts of patients with PKU.

In addition to the primary endpoint of safety and tolerability, this study will evaluate the change from baseline in several pharmacodynamic parameters compared to placebo in order to characterize the kinetics of SYNB1618 in humans, and to provide mechanistic and clinical insights regarding urinary hippurate production and phenylalanine reduction.

Synthetic Biotic Medicines for Additional IEMs

The design, preclinical research, clinical planning and scalable manufacturing of our lead programs have already informed development of future clinical candidates. Our initial programs were selected based on applicability of the Synthetic Biotic platform to provide pathway complementation in IEMs in which the toxic metabolite was known to be associated with the relevant clinical endpoint and to be accessible in the GI tract. Additional examples in which there is opportunity to expand the potential of Synthetic Biotic medicines include discovery-stage programs for MSUD and IVA and organic acidemias. These are rare metabolic deficiencies in which a toxic metabolite can accumulate and lead to neurological decline and death. There is no approved therapy for these diseases and these patients are managed with dietary modifications, supportive care, and liver transplant when available.

A Synthetic Biotic Program for Maple Syrup Urine Disease and Isovaleric Acidemia

MSUD is an IEM that was first described in the 1950s as an inherited progressive neurological degenerative disorder. Patients with this disease have mutations in one of the protein subunits of the mitochondrial multi-enzyme complex called branched-chain alpha-ketoacid dehydrogenase. These mutations cause the patients to accumulate high levels of the branched chain amino acids (BCAA) leucine, isoleucine or valine that are neurotoxic and cause severe neurological pathologies characterized by brain edema, seizure, spasticity and respiratory irregularities that can lead to death. The MSUD name derives from the strong maple syrup odor in the urine of these patients. Similarly, IVA can result from a genetic defect in the same pathway leading to leucine accumulation. It is difficult to estimate the prevalence of these rare indications given few longitudinal studies. Based on estimates of the live birth rate of MSUD of 1:185,000 and IVA of 1:250,000, respectively, and applying assumptions to account for mortality and survival rates, it is estimated that there may be approximately 2,500 MSUD or IVA patients in the United States.

Currently available treatments for disorders involving the catabolism of BCAA are inadequate for the long-term management of the disorders and have severe limitations. A low protein/BCAA-restricted diet, with micronutrient and vitamin supplementation as necessary, is the widely-accepted long-term disease management strategy. However, BCAA-intake restrictions can be problematic since these amino acids are also essential nutrients that can only be acquired through diet and are necessary for critical metabolic activities such as protein synthesis. Even with proper monitoring and patient compliance, branched chain amino acid dietary restrictions result in a high incidence of mental retardation and mortality. MSUD is cured by liver transplantation; however, limited availability of donor organs, costs, and the need to rely on life-long immunosuppressant therapy are limiting. Therefore, there is significant unmet need for an effective, reliable, and/or long-term treatment for disorders involving the catabolism of branched chain amino acids.

We have built Synthetic Biotic medicines to modulate the expression of two BCAA transporters and three BCAA-degrading enzymes. Results in vitro demonstrate the efficient degradation of BCAAs into non-toxic branched-chain alcohols that can then be further metabolized and eliminated from the body. In preliminary studies in a mouse model of MSUD, the oral delivery of the Synthetic Biotic strain suppresses the increase in blood BCAA levels induced by a high-protein diet and prevents the associated waning, or moribund, phenotype as measured by improved locomotor activity. Based on the in vivo therapeutic effects observed, we intend to select a Synthetic Biotic lead candidate and advance it into IND-enabling studies in 2018 as a potential therapy for MSUD and IVA patients.

Synthetic Biotic Medicines for Broader Metabolic Disease

Our Synthetic Biotic platform combined with our product discovery and development capabilities drive the potential for multiple clinically meaningful opportunities for patients affected by a broad set of metabolic diseases of the liver and central nervous system. For these indications, there is need for a safe, oral therapies with local activity in the gut to reset a metabolic dysfunction. We have established a partnership with Ginkgo Bioworks to explore potential development programs in liver and CNS indications that could be developed in the context of a strategic partnership.

Synthetic Biotic Medicines for Immunomodulation

Our Synthetic Biotic platform has the potential to generate clinically meaningful therapies for patients affected by immune-mediated diseases.

Our Synthetic Biotic Medicines for Immuno-Oncology

We believe boosting the body’s immune response against tumor cells is one of the most promising advances in the treatment of cancer. The so-called “hot tumors”, those with robust immune cell infiltration, specifically by T cells, have responded well to immunotherapies such as the PD-1 and CTLA-4 checkpoint inhibitors. Checkpoint inhibitors work by blocking pathways that inhibit T cells thus enabling them to recognize and destroy the tumor. Checkpoint inhibitors have significantly extended the lives of patients with several cancer types and, in some cases, have resulted in complete clinical responses. However, a large proportion of tumors are “cold” (i.e., they lack T cells), and respond poorly to immunotherapy.

Our goal is to leverage our Synthetic Biotic platform to design living medicines that can modify the tumor microenvironment to convert “cold tumors” into “hot tumors”. We believe that this transition will expand the patient population that could benefit from immunotherapy. Our approach is designed to deliver robust therapeutic combinations directly to the tumors, without significant systemic exposure. Synthetic Biotic medicines are being developed to be administered by an intra-tumor injection or, in the case of GI cancers, by oral administration and can be engineered to perform three types of functions: metabolic conversions, secretions of proteins and bacterial surface display of specific single chain antibody domains, known as scFvs.

We believe our Synthetic Biotic platform can approach “cold” tumors in a rational, mechanistic way, and can deliver multiple validated mechanisms to elicit specific immune responses in the tumor microenvironment. Our main mechanistic areas of focus in the context of tumor immunology include:

•

Immune activation and priming: Our bacterial Synthetic Biotic chassis is predicted to engage innate immune cells in the tumor microenvironment, thereby initiating an immune cascade to activate and direct T cells to the tumor. Lack of effective presentation of tumor-specific antigens to T cells is recognized as a significant limitation to the initiation of immune responses in tumors. We are building and optimizing Synthetic Biotics medicines with the potential of addressing this issue. For example, we have built Synthetic Biotic candidates that produce a STING (STimulator of INterferon Genes) agonist (SYN-STING). The STING pathway plays a critical role in the control of tumor growth at both steady state and following a variety of cytolytic and immune-based therapies by initiating an antitumor immune response and driving tumor regression. SYN-STING can be delivered directly into the tumor enabling its localized site of action in the tumor microenvironment. The approach of using intra-tumoral injection elicits innate responses in the tumor but not in the systemic circulation, decreasing the risk of adverse events that may arise from the production of systemic interferon.

•

Immune augmentation/Reversal of immunosuppression: We have developed strains that actively consume and transform immunosuppressive metabolites in the tumor microenvironment, with the goal of setting up a milieu conducive to immune activation and tumor destruction. For example, we have built Synthetic Biotic candidates that consume Kyneurinine to reprogram the tumor microenvironment and to enable recognition of the tumor by the adaptive immune system.

•

T cell expansion: Tumor antigen-specific T cell expansion and prevention of exhaustion are recognized as key objectives for successful cancer immunotherapy. We are developing Synthetic Biotic medicines programs to secrete specific cytokines to promote T cell survival and expansion.

•

Stromal modulation: The physical structure of tumors is receiving increasing attention as emerging data demonstrate its importance in orchestrating tumor growth, immune evasion and resistance to chemotherapy, such as in pancreatic ductal adenocarcinoma. Tumor-derived extracellular matrix proteins can limit the perfusion of drugs or antibodies, contributing to the remarkable resistance of this tumor type to therapy. We have developed strains that secrete active enzymes with the capacity to remodel extracellular matrix proteins to make the tumor more permeable.

Our product vision for immuno-oncology is to use a rational approach to selecting and combining relevant mechanisms of action for the microenvironment of specific tumor types. For example, in animal models we are evaluating Synthetic Biotic medicines that combine the antigen release, activation and priming activities of a STING agonist with the immune augmentation and T cell expansion effects of Kyneurine consumption. In early studies with intra-tumoral administration, in preclinical mouse models, we have observed high rates of durable response with evidence of an effect not only on the treated tumor, but also a shrinking of tumors outside the scope of the localized treatment (abscopal effect), while avoiding systemic toxicity. In 2018, we intend to select a Synthetic Biotic lead candidate in this program and advance it into IND-enabling studies.

Our Synthetic Biotic Medicines for Inflammatory Bowel Disease

Among immune conditions, IBD is particularly attractive for our Synthetic Biotic platform, as it allows us to leverage knowledge and expertise gleaned from our metabolic programs to develop living medicines that can act locally at the site of disease in the gut. Because our approach is based on local delivery to the site of inflammation and not on systemic administration, we anticipate that our Synthetic Biotic medicines may offer an attractive safety profile in this setting. In 2015, we entered into a multi-year global collaboration with AbbVie focused on the discovery and development of Synthetic Biotic medicines for the treatment of IBD. In June 2017 we announced the achievement of the first milestone in this collaboration.

IBD is a group of diseases characterized by significant local inflammation in the GI tract typically driven by T cells, activated macrophages and compromised function of the epithelial barrier. IBD pathogenesis is linked to both genetic and environmental factors and may be caused by altered interactions between gut microbes and the intestinal immune system. Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira® (adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. It is estimated that between 1.0-1.3 million patients have IBD in the United States.

Compromised gut barrier function also plays a central role in autoimmune diseases pathogenesis. A single layer of epithelial cells separates the luminal contents of the gut from the host circulatory system and the immune cells in the body. Disrupting the epithelial layer can lead to pathological exposure of foreign antigens from the lumen resulting in increased susceptibility to autoimmune disorders. The interplay between the gut microbiota and the host is thought to play a key role in the maintenance of the epithelial barrier as well as homeostatic immunity. Thus, enhancing barrier function and reducing inflammation in the gastrointestinal tract are potential therapeutic mechanisms for the treatment or prevention of autoimmune disorders. Our Synthetic Biotic platform allows for the effective programming of E. coli Nissle to execute these functions, including the metabolic production of factors such short chain fatty acids to enhance barrier function, and secreting proteins, such as immunomodulatory cytokines.

Collaboration Agreements

To accelerate the development and commercialization of Synthetic Biotic medicines to patients, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators that can expand our pipeline of therapeutic development and product candidates. We also work, and intend to seek additional opportunities to work, with multiple academic, research and translational medicine organizations and entities to deepen our understanding and development of living medicines with the potential to treat disease and disorders.

AbbVie

In July 2015, we entered into a license agreement with our subsidiary Synlogic IBDCo, Inc. (IBDCo) and an Agreement and Plan of Merger with AbbVie (together, the AbbVie Agreements) to collaborate on the discovery and development of Synthetic Biotic medicines for the treatment of IBD. The AbbVie Agreements provide AbbVie with an exclusive option to acquire IBDCo, which would then have an exclusive worldwide license to develop and commercialize up to three specified Synthetic Biotic medicines for the treatment of IBD.

Under the terms of the collaboration with AbbVie, we have the responsibility to discover, characterize and optimize one lead Synthetic Biotic product candidate to the point of a IND-enabling package, together with two backup product candidates, through a research and development program covering a limited number of effectors that modulate the IBD pathophysiology. The multi-year collaboration combines AbbVie’s expertise in inflammatory diseases with our expertise in synthetic biology and metabolic engineering. AbbVie agreed to pay IBDCo an upfront payment of $2.0 million, received in December 2015, and up to $16.5 million upon the achievement of certain research and development milestones. In May 2017, IBDCo achieved the first of these research and development milestones under the AbbVie Agreement for which it received $2.0 million.

If AbbVie accepts our IND-enabling package covering the lead Synthetic Biotic product candidate, AbbVie may exercise its exclusive option to acquire IBDCo, which would house the lead and two backup product candidates. If this option is exercised, AbbVie would pay us an option exercise fee upon the closing of the IBDCo merger and we would be eligible to receive future development, regulatory and commercial milestone payments, and low single digit royalties on sales of the Synthetic Biotic medicines. In addition, AbbVie would then assume full control of all further clinical development and commercial activity, including responsibility for all expenses and decisions.

Potential Future Collaborations

We view strategic partnerships as important drivers for helping accelerate our goal of effectively treating patients, and we will continue to seek strategic alliances with collaborators who can help fund, develop and commercialize our novel therapeutic development and product candidates, particularly in large metabolic indications and immuno-oncology. As the potential application of our Synthetic Biotics platform is extremely broad, we also plan to continue to identify academic, research and translational medicine organizations and entities that can contribute expertise and resources to our programs, to allow us to more rapidly expand our impact to broader patient populations.

Intellectual Property and Technology Licenses

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of synthetic biology. We additionally rely on data exclusivity, market exclusivity, and patent term extensions when available, and plan to seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We believe we are well positioned in terms of intellectual property because we:

•

have built and expanded, and intend to continue expansion in, a broad worldwide portfolio of intellectual property, including patents and patent applications, in areas relevant to the development, manufacturing and formulation of human therapeutic products using live biotherapeutics based on synthetic biology;

•

intend to take additional steps, where appropriate, to further protect our intellectual property rights, including, for example, through the use of copyright and trademark protection, as well as regulatory protection available via orphan drug designations, data exclusivity, market exclusivity and patent term extensions.

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies, which are directed to diseases and conditions associated with hyperammonemia, hyperphenylalanemia, other IEMs and acquired metabolic disorders, autoimmune and other inflammatory disorders and oncology. As of March 1, 2018, we had 151 Synlogic-owned and in-licensed patents and patent applications in U.S. and foreign jurisdictions, of which 20 have been issued or allowed.

Synlogic Intellectual Property

Disease-related applications

The disease-related applications in our intellectual property portfolio relate to certain pathological conditions including, but not limited to hyperammonemia, hyperphenylalaninemia, diseases and conditions arising from IEMs, acquired metabolic disorders diseases and conditions associated with an inflammatory state, diseases associated with gut inflammation, compromised gut mucosal barrier (leaky gut), and various autoimmune disorders as well as use in immuno-oncology and provide coverage for engineered bacteria having genetic circuitry designed to specifically address those conditions and the associated disease states. The intellectual property portfolio provides coverage for compositions directed to engineered bacterial strains, methods of making the bacterial strains and methods for treating diseases. Currently, intellectual property relating to this technology includes pending applications in U.S. and foreign jurisdictions, as well as several issued U.S. patents directed to composition of matter and pharmaceutical composition claims covering our clinical candidates. The patent term for our current IP has expiration dates ranging from December 2035 to February 2037, depending on the indication and excluding any patent term adjustments or extensions.

Our current intellectual property for IBD, which is being developed in collaboration with AbbVie, is Synlogic-owned. In addition, we have one U.S. application and five international applications relating to this technology which is jointly owned by us and MIT, which expires in December 2035, excluding any patent term adjustments or extensions.

Platform Technology Applications

In addition to the disease-related technology, our intellectual property portfolio also includes applications directed to platform technologies developed internally by us. Exemplary platform technologies include bacterial chassis-related and genetic circuitry-related technological developments, including, for example, improvements in inducible gene regulation, control of bacterial cell growth, including auto-regulation thereof, and systems for importing metabolites, as well as secreting therapeutic effectors. These platform technologies, and our intellectual property coverage thereof, are broadly applicable to our therapeutic Synthetic Biotic medicines.

Technology Licenses

In addition to our own patent applications, we have licensed patents and patent applications from MIT and Trustees of Boston University (BU) to access intellectual property covering synthetic biology circuitry that we are exploring and developing. The intellectual property licensed from MIT and BU relates to genetic circuitry (designed to be modular components for integration into biological systems), cells containing the genetic circuitry, and methods and systems for gene regulation using the genetic circuitry.

The intellectual property licensed from MIT includes applications related to genome editing systems used to target specific genes for recombination and methods for delivering a gene editing system to endogenous bacteria. It also includes applications directed to genetic circuits and biological systems for regulating gene expression using various recombinase-based and other promoter systems, including promoter systems that respond to different levels of an input signal. The MIT intellectual property also covers methods for identifying mutant promoters that have an altered level of response to an input signal and methods of controlling gene expression in certain bacteria. In addition, the MIT intellectual property includes a PCT application jointly owned by us and MIT, directed to engineered bacteria and methods for treating inflammatory bowel disease. The licensed patents and applications from the MIT have expiration dates ranging from 2033 to 2037, excluding any patent term adjustments or extensions.

The intellectual property licensed from BU includes patents and applications relates to genetic circuitry and biological systems for controlling gene expression employing the genetic circuits, detecting the production of a target gene product, and delivering genetic circuits to endogenous bacteria. The various genetic circuits are designed to respond to external cues and also designed to tighten control of gene expression regulated by inducible and constitutive promoter systems using a variety of genetic components, for example, sensors, inducers, repressors, antisense, stem-loop sequences, recombinases, RNAi, inverted sequences, and ribosome-binding site sequences, to generate various promoter toggle switches, adjustable threshold switches, and oscillator switches, among others. In addition, the BU intellectual property covers biocontainment systems that couple environmental sensing with circuit-based control of cell viability. The licensed patents and applications from BU have expiration dates ranging from 2019 to 2036, excluding any patent term adjustments or extensions.

Massachusetts Institute of Technology (MIT) License

We entered into a license agreement with MIT, effective November 2015 and amended as of July 2016. Under this license agreement, MIT granted us a worldwide license under certain patents and patent applications that is exclusive in the therapeutics and theranostics fields and non-exclusive in the internal research field. The license grants us rights to develop, make, have made, use, import, sell, and offer to sell licensed products and processes. We do not have the right to control prosecution of these licensed patents and patent applications and our rights to enforce the in-licensed patent rights are subject to certain limitations.

Under the terms of the MIT license agreement, as consideration for the license, we paid to MIT an upfront license fee and are eligible to receive an annual maintenance fee, milestone fees, sublicense fees if we should ever grant a sublicense to the licensed patents or patent applications and low single-digit royalty percentages on net sales of licensed products. MIT also receives reimbursement from us for patent prosecution expenses. We are subject to diligence requirements to develop licensed products in accordance with certain development milestones.

BU and MIT License

We entered into a license agreement with BU and MIT effective October 2015 and signed April 2017. Howard Hughes Medical Institute (HHMI) has an ownership interest in certain patent rights licensed to us under this license, which interest HHMI assigned to BU. HHMI is not a party to the license agreement, but receives the benefit of certain terms. Under this license agreement, BU and MIT granted us a worldwide license under certain patents and patent applications that is exclusive in the therapeutics and theranostics fields and non-exclusive in the diagnostic and internal research field. The license grants us rights to make, have made, use, lease, import, sell, and offer to sell licensed products and processes. We do not have the right to control prosecution of the licensed patents and patent applications, and our rights to enforce the licensed patent rights are subject to certain limitations. Under the terms of this license agreement, as partial consideration for the license, BU, MIT and MIT’s agent Omega Cambridge SPV, L.P. were issued an aggregate of 325,377 shares of our common stock. In addition, we paid an upfront fee, and reimbursed past patent prosecution costs, and the licensors are eligible to receive from us an annual maintenance fee, milestone fees, sublicense fees if we should ever grant a sublicense to the licensed patents and patent applications and low single-digit royalty percentages on net sales of licensed products. BU also receives reimbursement from us for patent prosecution expenses. We are subject to diligence requirements to develop licensed products in accordance with certain development milestones.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to account for delays in prosecution at the U.S. Patent and Trademark Office and/or to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. For regulatory delays, the restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

The patent positions of companies like us are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of synthetic biology has emerged in the United States. The patent situation outside of the United States is even more uncertain. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us the future will be commercially useful in protecting our products and the methods used to manufacture those products. For additional risks, please see the section entitled “Risk Factors—Risks Related to Intellectual Property”.

Trademarks

Our registered trademark portfolio currently contains six registered trademarks, and nine pending applications

Other

Generally, we seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including employees, contractors, consultants, collaborators, and advisors. In some circumstances, we may rely on trade secrets to protect our technology. We seek to preserve the integrity and confidentiality of our proprietary technology, trade secrets and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that company employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section entitled “Risk Factors—Risks Related to Intellectual Property,” in this prospectus supplement.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process and a new biologic must be approved by the FDA through the biologics license application (BLA), process before it may be legally marketed in the United States

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and in the case of biologics, also under the Public Health Service Act (PHSA) and implementing regulations. Our product candidates will be regulated by the FDA as biologics. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies according to GLP other applicable regulations;
•	submission to the FDA of an IND application which must become effective before human clinical trials may begin;
•	performance of adequate and well controlled human clinical trials according to GCP to establish the safety and efficacy of the proposed drug for its intended use;
•	development and approval of a companion diagnostic device if the FDA or the sponsor believes that its use is essential for the safe and effective use of a corresponding product;
•	submission to the FDA of a BLA;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the BLA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. In June 2016, the FDA issued an updated guidance for the industry entitled “Early Clinical Trials with Live Biotherapeutic Products: Chemistry, Manufacturing and Control Information,” which included recommendations from the FDA regarding the chemistry, manufacturing and control information that should be included in an IND for early clinical trials with live biotheraeutic products. This Guidance reflects the FDA’s thinking on a topic at the time that it was issued and although it is not binding on the FDA or a sponsor, it provided us with additional information about what should be included in our IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP requirements. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An institutional review board (IRB) at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If this type of discussion occurs, a sponsor may be able to request a Special Protocol Assessment (SPA), the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

According to FDA guidance for industry on the SPA process, a sponsor that meets the prerequisites may make a specific request for a special protocol assessment and provide information regarding the design and size of the proposed clinical trial. The FDA is required to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the drug was identified after the testing began. If the sponsor makes any unilateral changes to the approved protocol, the agreement will be invalidated.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of all trial related information, and it is possible that data and other information from trials involving drugs that never garner approval could require disclosure in the future.

U.S. Review and Approval Processes

The results of product development, preclinical and other nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product. The submission of a BLA is subject to the payment of a significant user fee; although a waiver of such fee may be obtained under certain limited circumstances, including where the biologic has been designated as an orphan drug. The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in depth substantive review. FDA may refer the BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the BLA, or an approval letter following satisfactory completion of all aspects of the review process. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving a BLA, the FDA will inspect the facility or facilities where the product is manufactured.

BLAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. Priority review for an original BLA will be six months from the date that the BLA is filed. In addition, products studied for their safety and effectiveness in treating serious or life threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled Phase 4 clinical trials. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after BLA approval and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a Risk Evaluation and Mitigation Strategy (REMS), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

 The Pediatric Research Equity Act (PREA), requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. Orphan indications are exempt from PREA. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (referred to as the Hatch Waxman Amendments). The Hatch Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND, and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of its currently-owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant NDA.

Pediatric exclusivity is a type of marketing exclusivity available in the United States. Under the Best Pharmaceuticals for Children Act (the BPCA), an additional six months of marketing exclusivity may be available if a sponsor conducts clinical trials in children in response to a written request from the FDA. If a written request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate written requests. The issuance of a written request does not require the sponsor to undertake the described clinical trials. To date, we have not received any written requests.

Biologics Price Competition and Innovation Act of 2009

The ACA, which included the BPCIA, amended the PHSA to create an abbreviated approval pathway for two types of “generic” biologics, biosimilars and interchangeable biologic products, and provides for a 12-year data exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however if pediatric clinical trials are performed and accepted by the FDA, the 12-year data exclusivity period will be extended for an additional six months. Because our product candidates will be regulated as biologics, if they are approved they may be subject to competition from biosimilars. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically-inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

The biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical trials to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

An application for a biosimilar product may not be submitted until four years after the date on which the reference product was first approved. The first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed, but the exclusivity period may be shortened under certain circumstances.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug. More than one product candidate may receive an orphan drug designation for the same indication. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity, except in very limited circumstances. The FDA will not recognize orphan drug exclusive approval if a sponsor fails to demonstrate upon approval that the drug is clinically superior to a previously approved drug, regardless of whether or not the approved drug was designated an orphan drug or had orphan drug exclusivity. Thus orphan drug exclusivity could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA and we are not able to show the clinical superiority of our drug or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.

In August 2016, the FDA granted orphan drug designation for SYNB1020 for the treatment of UCDs. In October 2017, the FDA granted SYNB1618 orphan drug designation for the treatment of PKU. Orphan drug designation will provide us with seven years of market exclusivity that begins when the BLA for the drug receives FDA marketing approval for the use for which the orphan drug status was granted.

Expedited Review and Approval

The FDA has various programs, including Fast-Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast-Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-BLA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of BLA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast-Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast-Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides an earlier approval of drugs that treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing clinical trials to confirm the appropriateness of the surrogate marker trial.

A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint. A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end of Phase 2 meeting. The FDA will respond to a Breakthrough Therapy designation request within 60 days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all Fast-Track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase 1 and commitment from the FDA involving senior managers.

In June 2017, the FDA granted Fast-Track designation for the use of SYNB1020 for the treatment of UCDs.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

From time-to-time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all European Union member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

As in the United States, we may apply for designation of a product as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan designated product.

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third party reimbursement. Third party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. We anticipate third party payors will provide reimbursement for our products. However, these third party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Our product candidates may not be considered cost effective. It is time consuming and expensive for us to seek reimbursement from third party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Medicare is a federal healthcare program administered by the federal government that covers individuals age 65 and over as well as individuals with certain disabilities. Drugs may be covered under one or more sections of Medicare depending on the nature of the drug and the conditions associated with and site of administration. For example, under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage for outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level.

Medicare Part B covers most injectable drugs given in an in-patient setting and some drugs administered by a licensed medical provider in hospital outpatient departments and doctors’ offices. Medicare Part B is administered by Medicare Administrative Contractors, which generally have the responsibility of making coverage decisions. Subject to certain payment adjustments and limits, Medicare generally pays for a Part B-covered drug based on a percentage of manufacturer-reported average sales price, which is regularly updated. We believe that our product candidates that are intended to be administered intratumorally will be subject to the Medicare Part B rules.

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA) enacted in March 2010, was expected to have a significant impact on the health care industry. The ACA has been under scrutiny by the U.S. Congress almost since its passage, and certain sections of the ACA have not been fully implemented or effectively repealed. As a result, its longevity continues to be uncertain. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on our profitability placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to be significantly lower.

Other Regulatory Matters

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. These operations may involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations may also produce hazardous waste products. We contract with third parties for the disposal of these materials and wastes.

Manufacturing

We have made and continue to make significant investments to develop manufacturing processes designed to allow it to reproducibly manufacture high quality living medicines at clinical scale and, later, at commercial scale to enable approval of our product candidates. We have a small-scale internal development group to support discovery and preclinical research and are building the organization to support scale-up and development towards commercialization. We currently work with contract manufacturing organizations (CMOs) for clinical material and formulation development work.

We have successfully transferred our manufacturing process for our lead hyperammonemia and our PKU programs to a CMO where it was used to manufacture Phase 1 clinical material pursuant to FDA’s cGMP requirements.

These first clinical materials use a liquid formulation. We are investing in the development of a solid dose oral formulation (tablets, capsules, or sachets) for later stage clinical development and commercial use.

To enable the production of high levels of cells, or biomass, we can engineer our Synthetic Biotic medicines with switches. These switches are comprised of transcription factor and promoter pairs that allow for controlled expression of the therapeutic effectors produced by our Synthetic Biotic medicines. To ensure the metabolic capacity of the cells is allotted to the production of a high level of biomass during manufacturing, the effector circuits in the Synthetic Biotic programs are not expressed during this growth phase. At the end of the manufacturing process, the circuits are then induced, or activated. This two-step approach was designed to enable a high level of biomass production as well as to deliver the required activity necessary at the time of administration.

As we progress in clinical development, we will need to scale up from Phase 1 clinical-scale to commercial-scale manufacturing. We are in the process of assessing CMOs who meet our criteria to supply our later-stage clinical development and commercial supply. We plan to compare the merits of working with one or more CMOs who meet our criteria with the possibility of building cGMP manufacturing capacity and capabilities internally.

Competition

The biotechnology industry is extremely competitive in the race to develop new products. While we believe we have significant competitive advantages with our industry-leading expertise in synthetic biology and metabolic engineering of probiotic bacteria, our clinical development expertise, and strong intellectual property position, we currently face and will continue to face competition for our development programs from companies that use synthetic biology or cell therapy development platforms and from companies focused on more conventional therapeutic modalities such as small molecules and antibodies. The competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. Many of these competitors may have access to greater capital and resources than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in accessing technologies to enable our programs. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future.

Competitors to our efforts to provide living medicines to patients with a wide range of indications include other synthetic biology companies developing other synthetic biology methods, cellular and microbiome-based companies, DNA and RNA-based companies, as well as companies developing small molecules or other biologics. In the case of indications that we are targeting with our own Synthetic Biotic medicines, competitors include, but are not limited to:

•	UCD
•	Horizon Pharma plc has a licensed product; and
•

Dimension Therapeutics, Inc. (acquired by Ultragenyx Pharmaceutical Inc.), Aeglea Biotherapeutics, Inc., Arcturus Therapeutics Inc., Translate Bio (formerly RaNA Therapeutics) and Selecta Biosciences, Inc. are each involved with discovery or pre-clinical stage product candidates.

•	HE
•	Valeant Pharmaceuticals International, Inc. has a licensed product; and
•

Ocera Therapeutics, Inc. (acquired by Mallinckrodt Pharmaceuticals), Umecrine Cognition AB, Rebiotix, Inc. and Salix Pharmaceuticals, Ltd, as well as other pre-clinical and discovery stage companies are each developing product candidates.

•	PKU
•	BioMarin, Inc. has a licensed and a development stage product; and
•

MipSalus ApS, Codexis, Inc., Dimension Therapeutics, Inc. (acquired by Ultragenyx Pharmaceutical Inc.) Homology Medicines, Inc., Rubius Therapeutics and Synthetic Biologics, Inc. are each developing product candidates.

•	IO
•

The field of immuno-oncology is highly competitive with many companies developing and commercializing a wide range of types of pharmaceutical products and combinations.  Examples include companies such as Merck and Bristol Myers Squibb that develop and market antibodies called checkpoint inhibitors.  Celgene and Gilead market autologous cell-based therapies called CAR-T.  Other companies are developing and or marketing oncolytic viruses, cancer vaccines, cytotoxic agents, and other approaches to treating cancer.

Our Team: Executives, Founders and Scientific Advisors

Our team of executives has proven track records of successfully translating scientific visions into successful commercial therapeutic products, solving complex issues in developing novel therapeutics and progressing new and novel products through regulatory approval. Our scientific founders, Timothy Lu, M.D., Ph.D., and James Collins, Ph.D., are experts in the emerging field of synthetic biology. In addition to our management team and founders, we have established advisory relationships with researchers and clinicians dedicated to the development of Synthetic Biotic therapeutic products for patients with significant unmet medical needs and whose expertise spans synthetic biology, metabolic engineering, metabolism, immuno-modulation and immuno-oncology arenas. Our scientific advisors include Dr. Lu and Dr. Collins; Christopher Voigt, Ph.D., Cammie Lesser, M.D., Ph.D. and Kristala Prather, Ph.D., experts in synthetic biology and bacterial metabolism; and Charles Mackay, Ph.D., Ulrich von Andrian, M.D., Ph.D. and Sangeeta Bhatia, M.D., Ph.D., experts in immunomodulation and oncology. We intend to expand our advisory boards as we grow. All of our founders and advisors are equity holders in us and receive compensation as scientific advisors. Although they are regularly available for scientific consultation, our arrangements with these individuals do not entitle us to any of their existing or future intellectual property derived from their independent research or research with other third parties.

Employees

As of March 1, 2018, we had 63 full-time employees. Of our full-time employees, 47 were primarily engaged in research and development activities. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Corporate Information and History

We were originally incorporated in the State of Delaware in December 2007 under the name “Mirna Therapeutics, Inc.” We carry on our business directly and through our subsidiaries.

Our subsidiary, Synlogic Operating Company, Inc. was incorporated in Delaware as TMC Therapeutics, Inc. on March 14, 2014. On July 15, 2014, TMC Therapeutics, Inc. changed its name to Synlogic, Inc. (Private Synlogic when referred to prior to the Merger (as defined below)). On July 2, 2015, the common and preferred shareholders of Private Synlogic executed the Synlogic, LLC Contribution Agreement, pursuant to which such common and preferred shareholders contributed such shareholders’ equity interests in Private Synlogic in exchange for common and preferred units in a newly formed parent company named Synlogic, LLC (the 2015 Reorganization). In addition, IBDCo was formed as a subsidiary of Synlogic, LLC, as part of the 2015 Reorganization, and we entered into a license, option and merger agreement with AbbVie for the development of treatments for IBD. In May 2017, we completed a series of transactions pursuant to which Synlogic, LLC merged with and into Private Synlogic with Private Synlogic continuing as the surviving corporation.

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed its business combination with Synlogic, Inc. in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (Merger Sub), and Private Synlogic (the Merger Agreement), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the Merger). On August 25, 2017, in connection with, and prior to the completion of, the Merger, Mirna effected a 1:7 reverse stock split of its common stock (the Reverse Stock Split), and on August 28, 2017, immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX).

Under the terms of the Merger Agreement, Mirna issued shares of its common stock to Private Synlogic’s stockholders, at an exchange ratio of 0.5532 shares of Mirna’s common stock, after taking into account the Reverse Stock Split, for each share of Private Synlogic common stock and preferred stock outstanding immediately prior to the Merger (Exchange Ratio). The Exchange Ratio was determined through arms’-length negotiations between Mirna and Private Synlogic. Mirna assumed all of the stock options outstanding under the Synlogic 2017 Stock Incentive Plan (2017 Plan), with such stock options henceforth representing the right to purchase a number of shares of Mirna’s common stock equal to 0.5532 multiplied by the number of shares of Private Synlogic common stock previously represented by such options. Mirna also assumed the 2017 Plan.

Immediately after the Merger, there were 16,282,496 shares of our common stock outstanding. At this time, the former stockholders and optionholders of Private Synlogic owned, or held rights to acquire, approximately 82.4% of our fully-diluted common stock, which for these purposes is defined as our outstanding common stock , plus “in the money” options, assuming that all “in the money” options outstanding immediately prior to the Merger were exercised on a cashless basis immediately prior to the closing of the Merger (the Fully-Diluted Common Stock), with Mirna’s stockholders and optionholders immediately prior to the Merger owning approximately 17.6% of our Fully-Diluted Common Stock.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. Before deciding whether to invest in our common stock, you should consider carefully the risk factors discussed below. The following risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future.

Risks Related to Our Financial Condition, Capital Requirements and Operating Results

We are a clinical-stage biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotics and we have incurred significant operating losses since our inception in 2014. Our net loss was approximately $40.4 million and $21.0 million for the fiscal years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of approximately $71.7 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as factors described elsewhere in this prospectus supplement and others:

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as reports by industry analysts, investor perceptions or negative announcements by other companies involving similar technologies or diseases. These factors also include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In June 2017, we initiated a Phase 1 clinical trial with SYNB1020, however all of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. In addition, we expect to initiate a Phase 1 / 2a clinical trial of SYNB1618 in the first half of 2018. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. This annual report does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Clinical development of a product candidate is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trials we undertake to conduct will be conducted as planned or completed on schedule or at all. A failure of one or more clinical trials can occur at any stage of development. Events that may prevent successful or timely completion of clinical development of our product candidates include but are not limited to:

•

inability to generate satisfactory preclinical or other nonclinical data, including, toxicology, or other in vivo or in vitro data or diagnostics to support the initiation or continuation of clinical trials;

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

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as Synthetic Biotic therapeutics may be more expensive and take longer than for other, better known or more extensively studied therapeutic modalities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by the European Medicines Agency or national regulatory agencies may not be indicative of what the FDA, and vice versa, may require for approval and different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction. In addition, the FDA has advised us that the clinical development of SYNB1020 does not require submission to the National Institutes of Health’s (NIH) Recombinant DNA Advisory Committee (RAC), a committee that reviews human gene transfer protocols. Nevertheless, if RAC review is deemed necessary by one or more of our clinical trial sites that receives NIH funding, our clinical trials could be delayed. Our product candidates do not involve gene transfers to humans, and we believe that they do not meet any of the criteria for that type of review. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

Additionally, even if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of or revoke licenses for such products;
•	regulatory authorities may require additional warnings on the labels of such products;
•

we may be required to create a risk evaluation and mitigation strategy (REMS) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

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

In addition, none of our product candidates has advanced into any pivotal clinical trial, for our proposed indications and it may be years before any pivotal clinical trials are initiated and completed, if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may obtain approval to sell competing drugs to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we have developed and may in the future develop product candidates that may be eligible for FDA and European Commission orphan drug designation. In August 2016, the FDA granted orphan drug designation to SYNB1020 for the treatment of UCD and in October 2017, the FDA granted orphan drug designation to SYNB1618 for the treatment of PKU. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat, diagnose or prevent rare diseases or conditions that affect fewer than 200,000 people in the United States. In the EU, orphan drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU. The company that first obtains FDA approval for a designated orphan drug for the associated rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are in effect in the EU with a ten-year period of market exclusivity.

Because the extent and scope of patent protection for some of our product candidates may be limited, obtaining orphan drug designation is especially important for any product candidates that may be eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug designation for our product candidates that do not have broad patent protection, our competitors may then seek to sell a competing drug to treat the same condition and our revenues, if any, may be adversely affected thereby.

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

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials, or are likely to benefit from any product candidate that we may develop, which will require those potential patients to undergo a screening assay for the presence or absence of a particular genetic sequence or clinical trait. Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate there are approximately 2,000 patients diagnosed with UCD in the United States, and approximately 16,500 patients that may be diagnosed with PKU in the United States. If we, or any third parties that we engage to assist us, are unable to successfully identify patients with these diseases, or experience delays in doing so, then we may not realize the full commercial potential of any product candidate we develop.

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

We may seek a breakthrough therapy designation from the FDA for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA could also be eligible for accelerated approval.

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

We may seek Fast-Track designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for FDA Fast-Track designation. We were awarded Fast-Track designation for SYNB1020 in June 2017. Fast-Track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast-Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast-Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast-Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (cGMP) regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any Biologic License Application (BLA) or marketing authorization application.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory approval or revoke a license;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•	require a product recall.

Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and operating results would be adversely affected.

Healthcare legislative reform measures may have a material adverse effect on our financial condition or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), was passed, which was intended to substantially change the way health care is financed by both governmental health programs and private insurers, and significantly impact the U.S. pharmaceutical industry. The ACA, among other things, introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

The ACA has been under scrutiny by the U.S. Congress almost since its passage, and certain sections of the ACA have not been fully implemented or effectively repealed. As a result, its longevity continues to be uncertain. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

To develop, manufacture and sell certain products outside the United States, we must dedicate resources to comply with numerous laws and regulations in each jurisdiction in which we operate. The Foreign Corrupt Practices Act (FCPA), prohibits any United States individual or business from paying, offering, authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of preclinical or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed.

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

Presently, we have rights to certain intellectual property, through licenses from third parties and under patents and patent applications owned by us. The growth of our business will likely depend in part on our ability to obtain, maintain or enforce our and our licensors’ intellectual property rights and to acquire or in-license additional proprietary rights. For example, our programs may involve additional product candidates or delivery systems that may require the use of additional proprietary rights held by third parties. Our ultimate product candidates may also require specific formulations to work effectively and efficiently. These formulations may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations.

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

Even if we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection, data exclusivity or orphan drug exclusivity, for our product candidates, we believe that our product candidates will be protected by exclusivity that prevents approval of a biosimilar in the United States for a period of twelve years from the time the product to which it claims similarity was first approved. However, The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262 (the BPCIA), created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. Current biosimilars litigation are addressing certain requirements of the BPCIA which is creating uncertainty over how certain terms of the BPCIA should be construed and this, presents uncertainty for both the biologics innovator and biosimilar party. The BPCIA mechanism required for biosimilar applicants may pose greater risk that patent infringement litigation will disrupt our activities and add increased expenses as well as divert management’s attention. If a biosimilar version of one of our product candidates were approved in the United States, it could have a negative effect on our business.

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

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, collaborators, advisors, independent contractors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business, financial condition or results of operations. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

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

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at universities, academic research institutions and at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we have written agreements with and make every effort to ensure that our employees, consultants, collaborators, advisors, independent contractors or other third parties do not use the proprietary information or intellectual property rights of others in their work for us, we may in the future be subject to claims that our employees, consultants, collaborators, advisors, independent contractors or other third parties have inadvertently or intentionally used or disclosed confidential information of these third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, Horizon Pharma plc, Dimension Therapeutics, Inc. (acquired by Ultragenyx Pharmaceutical Inc.), Aeglea BioTherapeutics, Inc., Arcturus Therapeutics Inc., Translate Bio (formerly Rana Therapeutics) and Selecta Biosciences, Inc. have developed or are developing product candidates for the treatment of UCD; Valeant Pharmaceuticals International, Inc., Ocera Therapeutics, Inc. (recently acquired by Mallinckrodt Pharmaceuticals), Umecrine Cognition AB, Salix Pharmaceuticals, Ltd, Rebiotix, Inc. as well as other preclinical and discovery stage companies have developed or are each developing product candidates for the treatment of HE; and BioMarin, Inc., MipSalus ApS, Dimension Therapeutics, Inc., Rubius Therapeutics, Homology Medicines, Inc. and Synthetic Biologics, Inc. have developed or are developing product candidates for the treatment of PKU. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as ours and what reimbursement codes our product candidates may receive if approved.

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

Nasdaq imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq Capital Market. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, Nasdaq could send a deficiency notice to the company for not remaining in compliance with the minimum bid listing standards. During the year ended December 31, 2017, our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.

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

Based on the beneficial ownership of our common stock as of March 1, 2018, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 49% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 15, 2018 there were a total of  22,172,117 shares of our common stock outstanding.

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

Our current executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.6 million at December 31, 2017 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with Synlogic.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and operations are located in Cambridge, Massachusetts. We currently lease 41,346 square feet of laboratory and office space at 301 Binney Street and until February 2018, we leased 14,390 square feet of laboratory and office space at 200 Sidney Street, both in Cambridge, Massachusetts. The agreement to terminate the lease for the 200 Sidney Street space occurred in July 2017 in conjunction with the execution of the lease for the space in the 301 Binney Street facility.  Our 301 Binney Street lease expires in 2028.  We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings.

From time to time, we are subject to various legal proceedings, claims and administrative proceedings that arise in the ordinary course of our business activities.  Although the results of the litigation and claims cannot be predicated with certainty, as of the date of this report, we do not believe we are party to any claim, proceeding or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on The Nasdaq Capital Market under the symbol “SYBX” since August 28, 2017, prior to which it was traded under the symbol “MIRN”.  The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported by Nasdaq:

	High	Low
Year Ended December 31, 2017
First Quarter	$16.45	$11.41
Second Quarter	$15.05	$9.10
Third Quarter	$23.00	$10.15
Fourth Quarter	$20.12	$8.76
Year Ended December 31, 2016
First Quarter	$46.55	$24.99
Second Quarter	$34.58	$27.72
Third Quarter	$31.15	$12.74
Fourth Quarter	$13.86	$7.84

Stockholders

As of March 15, 2018, there were approximately 157 stockholders of record of our common stock.

Dividends

We have never declared or paid any dividends to our stockholders since our inception and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain any future earnings for the operation and expansion of our business.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K, the audited financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K, and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term "Private Synlogic" refers to Synlogic, Inc. prior to the consummation of the Merger described herein. The term "Mirna" refers to Mirna Therapeutics, Inc. prior to the consummation of the Merger described herein. Unless otherwise indicated, references to the terms "Synlogic," the "Company," "we," "our" and "us" refer to Private Synlogic prior to the consummation of the Merger described herein and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) upon the consummation of the Merger described herein.

Overview

Recent Developments

Merger with Mirna

On August 25, 2017, in connection with, and prior to the completion of, the Merger (as defined below), Mirna effected a 1:7 reverse stock split of its common stock (the Reverse Stock Split). On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed its business combination with Synlogic, Inc. (Private Synlogic when referred to prior to the Merger) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (Merger Sub), and Private Synlogic (the Merger Agreement), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the Merger). As part of the Merger, Mirna was renamed Synlogic, Inc. (Public Synlogic) and Private Synlogic was renamed Synlogic Operating Company, Inc. Following completion of the Merger, Private Synlogic, now known as Synlogic Operating Company, Inc., is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Synlogic. The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Synlogic treated as the accounting acquirer of Mirna. The historical financial statements of Private Synlogic have become the historical financial statements of Public Synlogic, or the combined company, and are included in this filing labeled Synlogic, Inc. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of Public Synlogic, including the effect of the Merger exchange ratio and the Public Synlogic common stock par value of $0.001 per share. See “Merger with Mirna Therapeutics” within Note 3 of the notes to our audited consolidated financial statements for the year ended December 31, 2017 included in this Annual Report on Form 10-K for additional discussion of the Merger and the exchange ratio.

Pursuant to the terms of the Merger Agreement and after giving effect to a reverse stock split, at the effective time of the Merger (the Effective Time), each outstanding share of Private Synlogic capital stock was converted into the right to receive approximately 0.5532 shares of Mirna common stock (the Exchange Ratio). In addition, at the Effective Time, Mirna assumed all outstanding options to purchase shares of Private Synlogic common stock, which were exchanged for options to purchase shares of Mirna common stock, in each case appropriately adjusted based on the Exchange Ratio.  Mirna also assumed the Synlogic 2017 Stock Incentive Plan (the 2017 Plan). Immediately after the Merger, there were 16,282,496 shares of our common stock outstanding. At this time, the former stockholders and optionholders of Private Synlogic owned, or held rights to acquire, approximately 82.4% of the fully-diluted common stock of the combined company, which for these purposes is defined as the outstanding common stock, plus “in the money” options, assuming that all “in the money” options outstanding immediately prior to the Merger were exercised on a cashless basis immediately prior to the closing of the Merger (the Fully-Diluted Common Stock), with Mirna’s stockholders and optionholders immediately prior to the Merger owning approximately 17.6% of the Fully-Diluted Common Stock.

Follow-on Offering of Synlogic Common Stock

On January 26, 2018 we sold 5,130,000 shares of our common stock through a firm commitment, underwritten public offering at a price to the public of $9.75 per share.  On January 31, 2018, the underwriters elected to exercise their option to purchase 769,500 additional shares of our common stock at the public offering price, less underwriting discounts and commissions.  As a result of the offering, including the exercise of the overallotment option, we received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $53.7 million.

Business

We are a clinical-stage biopharmaceutical company focused on advancing our drug discovery and development platform for Synthetic Biotic™ medicines, which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated from our proprietary drug discovery and development platform applying the principles and tools of synthetic biology to engineer beneficial probiotic bacteria to perform or deliver critical therapeutic functions.  As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Our goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit.

Our initial focus is on metabolic diseases with the potential to be corrected following oral delivery of a living medicine to the gut. This includes a group of rare genetic diseases called inborn errors of metabolism (IEMs), as well as acquired metabolic diseases caused by organ dysfunction. When delivered orally, Synthetic Biotic medicines are designed to act from the gut to compensate for the dysfunctional metabolic pathway with the intended consequence of reducing the systemic levels of the toxic metabolites. We believe that success in IEMs will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Our two lead therapeutic programs are being developed for the treatment of hyperammonemia and phenylketonuria (PKU). SYNB1020, our first therapeutic program, is an oral therapy intended for the treatment of patients with liver disease and hepatic encephalopathy (HE) and in patients with urea cycle disorders (UCD). In these conditions ammonia accumulates in the body and becomes toxic leading to neurocognitive crisis and risk of long-term cognitive or behavioral impairment, coma or death. SYNB1020 has received both Fast Track Designation and Orphan Drug Designation for UCD from the U.S. Food and Drug Administration (the FDA). We initiated a Phase 1 clinical trial in June 2017 to evaluate the safety and tolerability of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe and well-tolerated and achieved proof of mechanism. In March 2018, we initiated a clinical trial in patients with cirrhosis and elevated blood ammonia to evaluate the safety and tolerability of SYNB1020 as well as the ability of this Synthetic Biotic medicine to lower systemic levels of ammonia. We also intend to conduct a clinical trial of SYNB1020 in UCD patients.  Timing of initiation of this study will be informed by a number of factors including data from our Phase 1b / 2a study in patients with cirrhosis.

Our second program, SYNB1618, is an oral therapy intended for the treatment of PKU, an IEM in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess circulating Phe, resulting in normalization of levels in the blood and tissues. In October 2017, the FDA granted SYNB1618 Orphan Drug Designation for PKU. We are planning to initiate a Phase 1 / 2a clinical trial for SYNB1618 in the first half of 2018.

Our early-stage metabolic pipeline includes discovery-stage product candidates for additional IEMs, including maple syrup urine disease (MSUD), isovaleric acidemia (IVA) and organic acidemias. These are rare metabolic deficiencies in which the toxic accumulation of metabolites such as branched chain amino acids in the case of MSUD can lead to neurological decline and death. There are no currently approved pharmaceutical therapies for these disorders, ultimately resulting in patients relying on liver transplants when possible. In 2018 we intend to select a Synthetic Biotic clinical candidate in our MSUD program and advance it into preclinical studies to enable filing of an Investigational New Drug application (IND) with the FDA.

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases, including acquired metabolic diseases, inflammation and cancer. Synthetic Biotic medicines are designed to locally deliver combinations of complementary therapeutics to treat these complex disease states. Our portfolio of immuno-oncology (IO) programs is designed to deliver a combination of activities to modify the tumor microenvironment, activate the immune system and result in tumor reduction. In 2018 we intend to select a Synthetic Biotic clinical candidate in our IO program and advance it into preclinical studies to enable filing of an IND application with the FDA.

We have established a collaboration with Ginkgo Bioworks, a privately held synthetic biology company, to discover new living medicines to treat neurological and liver disorders. We also have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of inflammatory bowel disease (IBD) such as Crohn’s disease and ulcerative colitis. We may consider entering additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We were incorporated in Delaware as TMC Therapeutics, Inc. on March 14, 2014. On July 15, 2014, TMC Therapeutics, Inc. changed its name to Synlogic, Inc. (Private Synlogic when referred to prior to the Merger). On July 2, 2015, the common and preferred stockholders of Private Synlogic executed the Synlogic, LLC Contribution Agreement (the Contribution Agreement),

pursuant to which such common and preferred stockholders contributed such stockholders’ equity interests in Private Synlogic in exchange for common and preferred units in a newly formed parent company organized as a limited liability company named Synlogic, LLC (the 2015 Reorganization). In addition, IBDCo was formed as a subsidiary of Synlogic, LLC, as part of the 2015 Reorganization, and we entered into a license, option and merger agreement with AbbVie for the development of treatments for IBD. In May 2017, we completed a series of transactions pursuant to which Synlogic, LLC merged with and into Private Synlogic with Private Synlogic continuing as the surviving corporation (the 2017 Reorganization). In connection with the 2017 Reorganization, Private Synlogic issued shares of its common stock to holders of Synlogic LLC’s outstanding common units and preferred stock to holders of Synlogic LLC’s outstanding preferred units.  In addition, upon consummation of the 2017 Reorganization, the Synlogic, LLC 2015 Plan (the 2015 LLC Plan) and all grants made thereunder were cancelled and were replaced with shares of Private Synlogic common stock under the 2017 Plan with continued vesting on the same terms as the incentive units issued under the 2015 LLC Plan.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have received approximately $209.2 million in proceeds to date as we financed our operations through approximately $110.7 million in aggregate net proceeds from the sale of Private Synlogic preferred stock and Synlogic, LLC preferred units, approximately $0.4 million in a convertible promissory note with one of our investors, which was converted into Private Synlogic preferred stock, approximately $4.0 million in payments received under the AbbVie Agreement, approximately $40.4 million from our merger with Mirna, net of transaction costs, and approximately $53.7 million in net proceeds from our follow-on public offering of common stock in January 2018.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 2014. We have incurred net losses of approximately $40.4 million and $20.9 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, we had an accumulated deficit of approximately $71.7 million and $31.2 million, respectively, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

We do not expect to generate product revenue unless and until we successfully complete clinical development and obtain regulatory approvals for our product candidates, either alone or in collaboration with third parties. Additionally, we expect to utilize third-party contract research organizations (CROs) and contract manufacturing organizations (CMOs) to carry out our clinical development and manufacturing activities, and we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations or licenses, capital lease transactions or other available financing transactions. However, we may be unable to raise additional funds through these or other means when needed. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if it will be able to achieve or maintain profitability. Even if we are able to generate product revenue, we may not become profitable.

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

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates, including the conduct of preclinical and clinical studies and product development, which are expensed as they are incurred. These expenses consist primarily of:

•	compensation, benefits and other employee related expenses;
•	supplies to support our internal research and development efforts;
•	research and development related facility and depreciation costs; and
•	third-party contract costs relating to research, process and formulation development, preclinical and clinical studies and regulatory operations.

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

The successful development of our product candidates is highly uncertain and subject to a number of risks. Refer to the risk factors under the heading Risks Related to the Development of Our Product Candidates in Part II, Item 1A, found elsewhere in this Annual Report on Form 10-K.

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

	Year ended
	December 31,
	2017	2016
SYNB1020	$5,528	$2,317
SYNB1618	3,564	—
External pre-development candidate expenses and unallocated expenses	8,615	5,527
Internal research and development expenses	12,634	7,166
	$30,341	$15,010

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

Other Income (Expense)

Interest and investment income consists primarily of interest income earned on investments. Interest expense consists of expense related to our capital leases. Other expense consists primarily of losses on foreign currency translation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S.(GAAP). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition, research and development expenses and accruals and equity-based compensation are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions.

We believe that the application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

We generate revenue through our collaboration agreement with AbbVie for the development and commercialization of product candidates. The terms of this agreement include payment to us of one or more of the following: nonrefundable, up-front license fees; milestone payments; and royalties on product sales.

We recognize revenue for each unit of accounting when there is persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured.

We record amounts we receive prior to satisfying the revenue recognition criteria as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

When we evaluate revenue from agreements, we consider the nature and contractual terms of the arrangement and the nature of our business operations to determine the classification of the transactions. When we are an active participant in the activity and exposed to significant risks and rewards dependent on the commercial success of the collaboration, we will record transactions on a gross basis in the consolidated financial statements and describe the rights and obligations under the collaborative arrangement in the notes to the consolidated financial statements.

Multiple-Element Arrangements

We evaluate revenue from agreements that have multiple elements and determine whether the individual deliverables have value on a stand‑alone basis and represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. We account for those deliverables as separate elements when: (i) the delivered item(s) has value to the customer on a stand‑alone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

The determination that multiple elements in an arrangement meet the criteria for separate units of accounting requires us to exercise our judgement.  We consider such factors as the research, manufacturing and commercialization capabilities of the collaboration partner; our retention of any key rights; and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

In situations where we have identified multiple units of accounting, the arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. We determine the estimated selling price for units of accounting within each arrangement using vendor‑specific objective evidence, or VSOE, of selling price, if available; third‑party evidence, or TPE, of selling price if VSOE is not available; or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We then determine the appropriate period and pattern of recognition. We recognize as revenue, upon delivery, arrangement consideration attributed to deliverables that have stand‑alone value from the other deliverables to be provided in an arrangement. For deliverables that do not have stand‑alone value from the other deliverables to be provided in an arrangement, we recognize revenue over the estimated performance period, as the arrangement would be accounted for as a single unit of accounting.

If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement for the single unit of accounting on a straight‑line basis over the period it expects to complete its performance obligations. Alternatively, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight‑line method or proportional performance method, as applicable.

Milestones

Contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We use considerable judgement and evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making the assessment whether a milestone is substantive.  Assuming all other revenue recognition criteria are met, we recognize revenue associated with substantive milestones upon successful accomplishment of each milestone and we recognize revenue for milestones that are not considered substantive over the remaining period of performance. To date, we have recognized one substantive milestone under our AbbVie collaboration agreement.

Payments received or reasonably assured after performance obligations are fully met are recognized as earned.  Because the recognition of a substantive milestone under a collaboration agreement typically requires the completion of a number of activities conducted over a significant period of time, the expenses related to achieving the milestone often are incurred prior to the period in which the milestone payment is recognized.  When we achieve milestones that we consider substantive under our collaboration, we may experience significant fluctuations in our revenue from quarter to quarter and year to year depending on the timing of achieving such substantive milestones.

Up-Front License Fees

We recognize revenues from nonrefundable, up-front license fees related to collaboration and license agreements, including the $2.0 million under the AbbVie collaboration agreement, on a straight-line basis over the contracted or estimate period of performance due to its continued involvement in research and development.  The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur.  As a result, we often are required to make estimates regarding drug development and commercialization timelines for compounds being developed pursuant to a collaboration or license agreement.  Because the drug development process is lengthy and our collaboration and license agreements typically cover activities over several years, this approach has resulted in the deferral of revenue into future periods.  In addition, because of the many risks and uncertainty associated with the development of drug candidates, our estimates regarding the period of performance may change in the future.  Any change in our estimates could result in substantial changes to the period over which the revenues from an up-front license fee are recognized.  To date, we have had no material changes to our estimated period of continuing involvement under our AbbVie collaboration agreement.

Research and Development Expense

All research and development expenses are expensed as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including compensation, benefits and other employee costs; equity‑based compensation expense; laboratory and clinical supplies and other direct expenses; facilities expenses; overhead expenses; fees for contractual services, including preclinical studies, clinical trials, clinical manufacturing and raw materials; and other external expenses. Nonrefundable advance payments for research and development activities are capitalized and expensed over the related service period or as goods are received. When third-party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of our obligations to those third parties, including clinical trial costs, contractual service costs and costs for supply of our drug candidates, incurred in a given accounting period and record accruals at the end of the period.  We base our estimates on our knowledge of the research and development programs, services performed for the period and the expected duration of the third-party service contract, where applicable.  Please read Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of research and development expenses.

Equity-based Compensation Expense

We have issued incentive units and a restricted common unit award while an LLC and stock options and restricted stock awards at various points in our history as a corporation, depending on our corporate organizational structure.

We measure equity-based compensation to employees and directors based on the grant date fair value of the awards, net of estimated forfeitures, and recognize the associated expense in the consolidated financial statements over the requisite service period of the award, which is generally the vesting period.

Equity‑based compensation costs for nonemployee awards are recognized as services are provided, which is generally the vesting period, on a straight‑line basis. The measurement date for nonemployee awards is generally the date the performance of services required from the nonemployee is complete.  We believe that the fair value of the equity is more reliably measurable than the fair value of the services rendered. The fair value of the award granted to a nonemployee is remeasured at each reporting date until performance is completed with any increase or decrease in fair value recorded as equity‑based compensation expense.

We record the expense for equity grants subject to performance-based milestone vesting over the remaining service period when we determine that achievement of the milestone is probable.  Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

The Black-Scholes option-pricing model, and the Black Scholes with barrier option pricing model used for valuing incentive units, requires the use of highly subjective assumptions to estimate the fair value of equity-based awards. If we had made different assumptions, equity-based compensation expense, net loss and net loss per common share/unit could have been significantly different. These assumptions include:

•

Fair market value of our common stock: Prior to our Merger, our common stock and common units were not publicly traded so our Board of Directors was required to estimate its fair market value as described below. Subsequent to the Merger, it is determined as the closing trading price of our common stock.

•

Threshold price of our incentive units: Prior to our Merger, we determined the price at which an incentive unit would have had a liquidation value of zero at the date of grant in setting the threshold price for incentive units as described below.

•

Expected volatility: As we do not have a lengthy trading history for our common stock, the expected stock price volatility for our common stock was based on an average of the historical volatility of a peer group of similar public companies based on daily price observations over a period equivalent to the expected term of the equity award. Industry peers consist of several public companies in the biopharmaceutical industry that are similar in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•

Expected term: We do not believe we are able to rely on our historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term for use in estimating the fair value-based measurement of our equity awards. Therefore, we have opted to use the “simplified method” for estimating the expected term of our stock options.  Since our incentive units did not have an expiration date, we use a probability-weighted estimated term to a liquidity event.

•	Risk-free interest rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term at the time of grant.
•

Expected dividend yield: We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Prior to the Merger, the Board of Directors determined the estimated per share fair market value of our common stock and common units at various dates considering contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. The fair market value of the common stock and common units was determined by the Board of Directors at each award grant date based on assumptions, each of which are subjective and generally require judgement and estimation by management, including results obtained from independent third party valuations, our financial position and historical financial performance, the status of technological developments within our product candidates, the composition and ability of the research and management team, an evaluation or benchmark of our competition, the business climate in the marketplace, the illiquid nature of the common stock and common units, arm’s length sales of our capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stock, and the prospects of a liquidity event. The Board of Directors determined the threshold price for an incentive unit, which was the price at which an incentive unit would have had a liquidation value of zero, considering the fair value of our assets and performed an analysis to determine the per unit amount that a holder would have received upon a distribution event. In determining the fair value of our assets, we relied on independent third-party valuations, which take into account a variety of factors, including our financial position and historical financial performance, the status of technological developments within our products, the composition and ability of the research and management team, an evaluation or benchmark of its competition, the business climate in the marketplace, the illiquid nature of the common units and incentive units, arm’s-length sales of our equity, the effect of the rights and preferences of the preferred unit holders, and the prospects of a liquidity event, among others.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Year ended December 31,
	2017	2016
	(in thousands)
Revenue	$2,444	$444
Operating expenses:
Research and development	30,341	15,010
General and administrative	12,927	6,398
Total operating expenses	43,268	21,408
Loss from operations	(40,824)	(20,964)
Other income (expense):
Interest and investment income	504	17
Interest expense	(57)	(7)
Other income (expense), net	447	10
Net loss	$(40,377)	$(20,954)

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

	Years Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Revenue	$2,444	$444	$2,000	450%

Revenue was $2.4 million for the year ended December 31, 2017 compared to $0.4 million for the year ended December 31, 2016. The increase was due to the $2.0 million development milestone achieved in the AbbVie collaboration in May 2017. The remaining revenue is associated with the upfront, nonrefundable $2.0 million payment from the AbbVie collaboration, which is being recognized over the expected term of the collaboration.

Operating Expenses

	Years Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$30,341	$15,010	$15,331	102%
General and administrative	12,927	6,398	6,529	102%
Total operating expenses	$43,268	$21,408	$21,860	102%

Research and Development Expense

Research and development expense was $30.3 million for the year ended December 31, 2017 compared to $15.0 million for the year ended December 31, 2016. The increase of $15.3 million was primarily due to an increase in external costs of approximately $9.9 million for clinical, process and formulation development, pre-clinical and consulting fees.  Of this amount $3.2 million related to SYNB1020 primarily for our Phase 1 clinical trial and formulation development, approximately $3.6 million related to SYNB1618 for preclinical studies and process and formulation development and approximately $1.8 million related to the non-cash expense for the issuance of shares of common stock associated with the execution of the license agreement in April 2017 with the Massachusetts Institute of Technology and Boston University. Other increases in research and development expense include $4.1 million associated with compensation, benefits and other employee-related expenses associated with increased headcount, $0.8 million associated with research and development support costs, including increased rent and depreciation from our 200 Sidney Street facility, which we occupied in February 2016, and approximately $0.3 million in temporary support as we supplemented our workforce.

General and Administrative Expense

General and administrative expense was $12.9 million for the year ended December 31, 2017 compared to $6.4 million for the year ended December 31, 2016. The increase of $6.5 million was due primarily to an increase of approximately $4.1 million in professional fees.  These fees related to costs of preparing for and being a public company, such as audit fees, investor relations, consulting, filing fees and insurance for our directors and officers.  Other professional fee increases were related to corporate legal fees for our May 2017 reorganization and for patent-related legal fees to support our patent portfolio. In addition, an increase of $2.7 million was associated with compensation, benefits and other employee-related expenses associated with increased headcount and equity compensation expense, partially offset by $0.7 million in lower severance expense in 2017.

Other Income (Expense)

	Years Ended
	December 31,		Change
	2017	2016	$	%
	(dollars in thousands)
Other income (expense):
Interest and investment income	$504	$17	$487	2865%
Interest expense	(57)	(7)	(50)	714%
Other income (expense), net	$447	$10	$437	4370%

Other income (expense) for the year ended December 31, 2017 was $0.4 million compared to $10 for the corresponding period in 2016. The increase of $0.4 million was related to an increase in interest and investment income resulting from higher cash balances, as well as higher interest rates in an interest-bearing account established in September 2016 and an investment account acquired during the Merger with Mirna.  These increases in interest and investment income were partially offset by an increase in interest expense associated with the new capital leases.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of December 31, 2017, we had an accumulated deficit of approximately $71.7 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, payments received under our AbbVie collaboration agreement, interest earned on investments, and the merger with Mirna.  At December 31, 2017, we had approximately $87.0 million in cash, cash equivalents, and marketable securities. In January 2018, we sold 5,130,000 shares of our common stock through a firm commitment, underwritten public offering at a price to the public of $9.75 per share.  The underwriters elected to exercise their option to purchase 769,500 additional shares of our common stock at the public offering price, less underwriting discounts and commissions.  As a result of the offering, including the exercise of the overallotment option, we received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $53.7 million. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus accrued interest, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities. We invest cash in excess of immediate requirements in accordance with our investment policy which limits the amounts we may invest in any one type of investment and required all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation. We expect that our available capital resources, including our funding from January 2018 discussed above, will be sufficient to meet our cash needs for the next twelve months.

During the year ended December 31, 2017 our cash balance increased approximately $44.9 million.  The increase was primarily due to the net proceeds of approximately $26.6 million from the sale of Series B preferred units, approximately $40.4 million from the sale of Series C preferred stock, and approximately $40.4 million, net of transaction costs, received in the Merger.  The increase was partially offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary drug candidates and support the development of our proprietary platform. We also made capital purchases and made payments on our capital leases.

The following table sets forth the major sources and uses of cash for each of the periods below:

	Years ended December 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,055)	$(20,408)
Investing activities	9,278	(1,833)
Financing activities	66,678	30,648
Net increase in cash:	$44,901	$8,407

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $31.1 million for the year ended December 31, 2017.  The primary use of cash was our net loss of approximately $40.4 million.  These uses of cash were partially offset by non-cash items of approximately $6.7 million including equity-based compensation, depreciation and equity-based costs connected with the execution of a license agreement and approximately $2.6 million in working capital, primarily from increases in accounts payable and accrued expenses and decreases in deferred rent associated with the acceleration of recognition due to the 200 Sidney Street lease termination.

Net cash used in operating activities totaled approximately $20.4 million for the year ended December 31, 2016.  The primary uses of cash were our net loss of approximately $21.0 million and a decrease of approximately $0.5 million in working capital primarily from reductions in deferred revenue as revenue was recognized from its collaboration agreement with AbbVie. These uses of cash were partially offset by non-cash items of approximately $1.1 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2017 totaled approximately $9.3 million and resulted from the $40.4 million in net proceeds received in the Merger and the proceeds from the maturity of marketable securities of $22.9 million. These proceeds were partially offset by uses of cash including the purchase of securities of $51.4 million and purchases of property and equipment of $2.6 million, including deposits related to the construction of leasehold improvements associated with the new facilities lease.

Cash used in investing activities for the year ended December 31, 2016 totaled approximately $1.8 million and resulted primarily from the purchase of property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 totaled approximately $66.7 million and resulted primarily from the net proceeds from the sale of Class B preferred units in March 2017 of $26.6 million and $40.4 million in net proceeds from the sale of Series C preferred stock in May 2017. These sources of cash were partially offset by $0.4 million of payments on our capital leases.

Cash provided by financing activities for the year ended December 31, 2016 totaled approximately $30.6 million and resulted primarily from the net proceeds of the sale of Class A and Class B preferred units in February 2016 of approximately $17.1 million and $13.6 million, respectively.  This source of cash was partially offset by payments on our capital leases of approximately $0.1 million.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of December 31, 2017, as well as additional milestone payments from our current and future collaborators, and our January 2018 follow-on public offering, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Commitments and Obligations

Our commitments for operating leases relate to our leases of office and laboratory space at 301 Binney Street and 200 Sidney Street in Cambridge, Massachusetts.

In July 2017, we entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts. Annual rent is approximately $3.1 million. The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. Additionally, we have committed to a tenant improvement investment of approximately $1.6 million. In conjunction with the lease, we established a letter of credit of approximately $1.0 million.

In July 2015, we entered into an operating lease for office and laboratory space on Sidney Street in Cambridge, Massachusetts. The operating lease term commenced in February 2016 and expired in April 2021 and had a one year renewal option to extend the lease. We agreed to terminate the lease in July 2017 at a date that is 30 days after the commencement of our new lease. No penalties were associated with the termination of the lease. The operating lease provided for a free-rent period, annual rent increases and an allowance for tenant improvements.

As we are a clinical stage company, having entered the clinic for our first Phase 1 clinical trial in June 2017, we expect our most significant clinical trial expenditures will be with CROs and CMOs.  These contracts generally are cancellable, with notice, at our option and do not have cancellation penalties.  These items are not included in the table below.

The following table summarizes our contractual obligations at December 31, 2017 (excluding interest):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$960	$468	$492	$—	$—
Operating lease obligations	36,175	1,250	6,445	10,413	18,067
Total contractual obligations	$37,135	$1,718	$6,937	$10,413	$18,067

The commitment for capital lease obligations relates to leased lab equipment.

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

JOBS Act

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies.

Recent Accounting Pronouncements

Please read Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide this information required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-36, respectively, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

Other than discussed below, there have not been any changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not contain management's report on internal control over financial reporting due to the nature and timing of changes to our internal controls as a result of the Merger. Private Synlogic was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition in accordance with GAAP. Accordingly, for all purposes, including reporting with the SEC, our financial statements for periods prior to the Merger reflect the historical results of Private Synlogic, and not those of Mirna, and our financial statements for all subsequent periods reflect the results of the combined company.

Following the Merger, we were recapitalized from a private operating company into a public company during our fiscal year. Following the Merger, Mirna’s management was not retained and its operations were substantially merged with our operations, which resulted in the elimination of previously existing controls of Mirna. Further, and as described below, the acquired operations of Mirna are insignificant to our 2017 financial statements. Since the Merger took place towards the end of our third quarter, it was not practicable for us, as the accounting acquirer, to effectively and efficiently complete an assessment of our internal controls for the year in which the Merger was consummated. Therefore, the Company is excluding management’s report on internal control over financial reporting pursuant to the Section 215.02 of the SEC’s Compliance and Disclosure Interpretations.

We also considered the following factors in reaching that conclusion:

•

Timing and Effects of Merger. The Merger closed during the third fiscal quarter, leaving us with significantly less time in 2017 to conduct an assessment of the Company’s internal control over financial reporting in the period between the consummation of the Merger and the date of management’s assessment of internal control over financial reporting as required by SEC rules.

•

Changes in Management. Immediately following the Merger, no employees of Mirna were retained by us. As such, our management was required to develop its own internal controls and processes as if we were a newly public company and without the benefit of prior Mirna management.

•	Integration of Internal Systems. Our management is only at the early stages of making a determination as to which compliance and control systems to integrate, if any.

•

Significance of Each Entity to the Combined Entity’s Financial Statements. Following the Merger closing, our primary focus has been to develop Synlogic’s business as conducted immediately prior to the Merger. For the post-Merger period from the consummation of the Merger through December 31, 2017, expenses recognized related to Mirna’s legacy business comprised less than one percent (1%) of our post-Merger expenses.

Our management is currently assessing and implementing our internal controls over financial reporting. Our Annual Report on Form 10-K for the year ending December 31, 2018 will include a management's report on internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues or misstatements, if any, within a company have been detected.  Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Item 15(a).The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)See “Consolidated Financial Statements and Supplementary Data” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.

Item 15(a)(3)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^

Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc. (included as Annex A to the proxy statement/prospectus/information statement forming a part of this Registration Statement).

			8-K (Exhibit 2.1)	5/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	8/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	8/28/2017	001-37566

3.4	Amended and Restated Bylaws		8-K (Exhibit 3.2)

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	9/18/2015	333-206544

10.1#	2015 Equity Incentive Award Plan	X

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	9/11/2015	333-206544

10.3#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	9/11/2015	333-206544

10.4#	2017 Stock Incentive Plan	X

10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	00-37566

10.6#	Non‑Employee Director Compensation Program.	X

10.7#	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	9/11/2015	333-206544

10.8#	Offer Letter by and between Synlogic and Jose Carlos Gutierrez-Ramos, Ph.D., dated as of March 20, 2015		8-K (Exhibit 10.2)	8/28/2017	001-37566

10.9#	First Amendment to Offer Letter by and between Synlogic and Jose Carlos Gutierrez-Ramos, Ph.D., dated as of May 8, 2017		8-K (Exhibit 10.3)	8/28/2017	001-37566

10.10#	Offer Letter by and between Synlogic and Todd Shegog, dated as of June 17, 2016		8-K (Exhibit 10.4)	8/28/2017	001-37566

10.11#	First Amendment to Offer Letter by and between Synlogic and Todd Shegog, dated as of May 8, 2017		8-K (Exhibit 10.5)	8/28/2017	001-37566

10.12#	Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of June 22, 2016		8-K (Exhibit 10.6)	8/28/2017	001-37566

10.13#	First Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of November 7, 2016		8-K (Exhibit 10.7)	8/28/2017	001-37566

10.14#	Second Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of May 8, 2017		8-K (Exhibit 10.8)	8/28/2017	001-37566

10.15#	Amended and Restated Letter Agreement by and between Paul Miller, Ph.D., dated as of May 16, 2017		8-K (Exhibit 10.9)	8/28/2017	001-37566

10.16#	Employment Agreement, dated as of September 4, 2017, by and between the Company and Andrew W. Gengos.		8-K (Exhibit 10.1)	10/10/2017	001-37566

10.17#	Separation Agreement by and between the Company and Paul Lammers, dated as of August 20, 2017.		8-K (Exhibit 10.10)	8/28/2017	001-37566

10.18#	Separation Agreement by and between the Company and Alan Fuhrman, dated as of August 20, 2017.		8-K (Exhibit 10.11)	8/28/2017	001-37566

10.19†^

Agreement and Plan of Merger by and among AbbVie S.à.r.l., Suffolk Merger Sub, Inc., Synlogic IBDCo, Inc., Synlogic, LLC, Synlogic, Inc. and the founders named therein, dated as of July  16, 2015; as amended by a First Amendment to Agreement and Plan of Merger, dated as of December 14, 2015

			8-K (Exhibit 10.12)	8/28/2017	001-37566

10.20†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	8/28/2017	001-37566

10.21†	License Agreement by and among Trustees of Boston University, Massachusetts Institute of Technology and Synlogic, Inc., dated as of October 18, 2015		8-K (Exhibit 10.14)	8/28/2017	001-37566

10.22†

Exclusive Patent License Agreement by and between Massachusetts Institute of Technology and Synlogic, Inc., dated as of November  9, 2015; as amended by a Letter Agreement by and among Massachusetts Institute of Technology, Synlogic, Inc. and Synlogic IBDCo, dated as of November 9, 2015 and a First Amendment to the Exclusive Patent License Agreement, dated as of July  20, 2016

			8-K (Exhibit 10.15)	8/28/2017	001-37566

10.23	Sales Agreement, dated as of October 13, 2017 by and between the registrant and Cowen and Company, LLC		8-K (Exhibit 1.1)	10/16/2017	001-37566

10.24	Lease by and between BMR-Rogers Street LLC and the registrant	X

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Accounting Firm	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

_______________

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Management contract or compensatory plans or arrangements.
†	Confidential treatment has been requested or granted as to certain portions, which portions have been omitted and filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synlogic, Inc.

Date: March 20, 2018	By:	/s/ Jose Carlos Gutiérrez-Ramos
Jose Carlos Gutiérrez-Ramos
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ Jose Carlos Gutiérrez-Ramos	President, Chief Executive Officer and Director	March 20, 2018
Jose Carlos Gutiérrez-Ramos	(Principal Executive Officer)

/s/ Todd Shegog	Chief Financial Officer	March 20, 2018
Todd Shegog	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Barrett
Peter Barrett	Chairman of the Board	March 20, 2018

/s/ Chau Khuong
Chau Khuong	Director	March 20, 2018

/s/ Nick Leschly
Nick Leschly	Director	March 20, 2018

/s/ Edward Mathers
Edward Mathers	Director	March 20, 2018

/s/ Michael Powell
Michael Powell	Director	March 20, 2018

/s/ Richard P. Shea
Richard P. Shea	Director	March 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, contingently redeemable preferred equity and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Cambridge, Massachusetts

March 20, 2018

SYNlogic, Inc. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share/unit amounts)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$58,440	$14,586
Short-term marketable securities	28,585	—
Prepaid expenses and other current assets	1,564	1,477
Total current assets	88,589	16,063
Property and equipment, net	9,783	3,504
Restricted cash	1,097	50
Other assets	230	422
Total assets	$99,699	$20,039
Liabilities, Contingently Redeemable Preferred Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$2,679	$988
Accrued expenses	4,823	2,296
Deferred revenue	444	444
Deferred rent	656	255
Capital lease obligations	425	203
Total current liabilities	9,027	4,186
Long-term liabilities:
Deferred revenue, net of current portion	668	1,112
Deferred rent, net of current portion	4,500	1,061
Capital lease obligations, net of current portion	466	177
Total long-term liabilities	5,634	2,350
Commitments and contingencies (Note 18)
Contingently Redeemable Class A preferred units
Issued and outstanding 0 and 781,693 units as of December 31, 2017 and December 31, 2016, respectively	—	5,000

See accompanying notes to the audited consolidated financial statements.

Synlogic, Inc. and SUBSIDIARIES

Consolidated Balance Sheets (continued)

(In thousands, except share/unit amounts)

	December 31,	December 31,
	2017	2016
Stockholders' Equity
Preferred stock, $0.001 par value
5,000,000 shares authorized, none issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Class B preferred units
Issued and outstanding 0 and 1,029,850 units as of December 31, 2017 and December 31, 2016, respectively	—	13,611
Class A preferred units
Issued and outstanding 0 and 3,922,027 units as of December 31, 2017 and December 31, 2016, respectively	—	25,548
Common stock, $0.001 par value
250,000,000 and 0 shares authorized as of December 31, 2017 and December 31, 2016. 16,272,617 shares issued and outstanding as of December 31, 2017 and 0 shares issued and outstanding as of December 31, 2016	16	—
Common units
Issued and outstanding 0 and 1,847,615 units as of December 31, 2017 and December 31, 2016, respectively	—	592
Additional paid-in capital	156,685	—
Accumulated other comprehensive income	(9)	—
Accumulated deficit	(71,654)	(31,248)
Total contingently redeemable preferred equity and stockholders' equity	85,038	8,503
Total liabilities, contingently redeemable preferred equity and stockholders' equity	$99,699	$20,039

See accompanying notes to the audited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share/unit and per share/unit amounts)

	Years ended December 31,
	2017	2016
Revenue	$2,444	$444
Operating expenses:
Research and development	30,341	15,010
General and administrative	12,927	6,398
Total operating expenses	43,268	21,408
Loss from operations	(40,824)	(20,964)
Other income (expense):
Interest and investment income	504	17
Interest expense	(57)	(7)
Other income (expense), net	447	10
Net loss	$(40,377)	$(20,954)

Net loss per share attributable to common shareholders - basic and diluted	$(6.00)	$—
Weighted-average common shares used in computing net loss per share attributable to common shareholders - basic and diluted	6,724,641	—

Net loss per unit attributable to common unit holders - basic and diluted	$—	$(13.30)
Weighted-average common units used in computing net loss per unit attributable to common unit holders - basic and diluted	—	1,575,558

See accompanying notes to the audited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	2017	2016
Net Loss	$(40,377)	$(20,954)

Other comprehensive loss:
Net unrealized losses on marketable securities	(9)	—
Other comprehensive loss	(9)	—

Comprehensive loss	$(40,386)	$(20,954)

See accompanying notes to the audited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Contingently Redeemable Preferred Equity and Stockholders’ Equity

(In thousands, except share and unit amounts)

	Contingently redeemable		Contingently redeemable		Class A		Class B
	Class A preferred		Series A preferred		preferred		preferred
	units		stock		units		units		Common units
	Units	Amount	Shares	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2015	419,809	2,383	—	—	1,916,679	11,048	—	—	1,882,190	223
Sale of Class A-3 preferred units, net of issuance costs of $0	361,884	2,617	—	—	2,005,348	14,500	—	—	—	—
Sale of Class B preferred units, net of issuance costs of $317	—	—	—	—	—	—	1,029,850	13,611	—	—
Repurchase of founders' units	—	—	—	—	—	—	—	—	(34,575)	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	369
Net loss	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2016	781,693	5,000	—	—	3,922,027	25,548	1,029,850	13,611	1,847,615	592
Sale of Class B preferred units, net of issuance costs of $18	—	—	—	—	—	—	1,971,717	26,648	—	—
Issuance of common stock for license agreement	—	—	—	—	—	—	—	—	179,996	1,750
Repurchase of founders' units	—	—	—	—	—	—	—	—	(7,244)	—
Exchange of preferred and common units into preferred and common stock	(781,693)	(5,000)	781,693	5,000	(3,922,027)	(25,548)	(3,001,567)	(40,259)	(2,020,367)	(2,342)
Sale of Class C preferred stock, net of issuance costs of $1,567	—	—	—	—	—	—	—	—	—	—
Convertible preferred stock and contingently redeemable preferred stock exchanged for common stock	—	—	(781,693)	(5,000)	—	—	—	—	—	—
Common stock ($.0001 par) exchanged for common stock ($.001 par)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in the Merger	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	—	—	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—
Effect of adoption of ASU 2016-09	—	—	—	—	—	—	—	—	—	—
Unrealized gain/(loss) on securities	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—

See accompanying notes to the audited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Contingently Redeemable Preferred Equity and Stockholders’ Equity (continued)

(In thousands, except share and unit amounts)

	Series A		Series B		Series C
	convertible preferred		convertible preferred		convertible preferred		Common shares
	stock		stock		stock		$0.0001 par
	Shares	Amount					Shares	Amount
Balance at December 31, 2015	—	—	—	—	—	—	—	—
Sale of Class A-3 preferred units, net of issuance costs of $0	—	—	—	—	—	—	—	—
Sale of Class B preferred units, net of issuance costs of $317	—	—	—	—	—	—	—	—
Repurchase of founders' units	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2016	—	—	—	—	—	—	—	—
Sale of Class B preferred units, net of issuance costs of $18	—	—	—	—	—	—	—	—
Issuance of common stock for license agreement	—	—	—	—	—	—	—	—
Repurchase of founders' units	—	—	—	—	—	—	—	—
Exchange of preferred and common units into preferred and common stock	3,922,027	25,548	3,001,567	40,259	—	—	2,020,367	—
Sale of Class C preferred stock, net of issuance costs of $1,567	—	—	—	—	2,882,679	40,433	—	—
Convertible preferred stock and contingently redeemable preferred stock exchanged for common stock	(3,922,027)	(25,548)	(3,001,567)	(40,259)	(2,882,679)	(40,433)	—	—
Common stock ($.0001 par) exchanged for common stock ($.001 par)	—	—	—	—	—	—	(2,714,694)	—
Issuance of common stock in the Merger	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	697,292	—
Cancellation of restricted stock	—	—	—	—	—	—	(2,965)	—
Equity-based compensation expense	—	—	—	—	—	—	—	—
Effect of adoption of ASU 2016-09	—	—	—	—	—	—	—	—
Unrealized gain/(loss) on securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Contingently Redeemable Preferred Equity and Stockholders’ Equity (continued)

(In thousands, except share and unit amounts)

	Common shares		Additional	Unrealized
	$0.001 par		paid-in	gain/(loss)	Accumulated	Total
	Shares	Amount	capital	on securities	deficit	equity
Balance at December 31, 2015	—	—	—	—	(10,294)	977
Sale of Class A-3 preferred units, net of issuance costs of $0	—	—	—	—	—	14,500
Sale of Class B preferred units, net of issuance costs of $317	—	—	—	—	—	13,611
Repurchase of founders' units	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	369
Net loss	—	—	—	—	(20,954)	(20,954)
Balance at December 31, 2016	—	—	—	—	(31,248)	8,503
Sale of Class B preferred units, net of issuance costs of $18	—	—	—	—	—	26,648
Issuance of common stock for license agreement	—	—	—	—	—	1,750
Repurchase of founders' units	—	—	—	—	—	—
Exchange of preferred and common units into preferred and common stock	—	—	2,342	—	—	—
Sale of Class C preferred stock, net of issuance costs of $1,567	—	—	—	—	—	40,433
Convertible preferred stock and contingently redeemable preferred stock exchanged for common stock	10,587,966	10	111,230	—	—	5,000
Common stock ($.0001 par) exchanged for common stock ($.001 par)	2,714,694	3	(3)	—	—	—
Issuance of common stock in the Merger	2,979,836	3	40,430	—	—	40,433
Exercise of stock options	386	—	5	—	—	5
Issuance of restricted stock	2,884	—	—	—	—	—
Cancellation of restricted stock	(13,149)	—	—	—	—	—
Equity-based compensation expense	—	—	2,652	—	—	2,652
Effect of adoption of ASU 2016-09	—	—	29	—	(29)	—
Unrealized gain/(loss) on securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(40,377)	(40,377)
Balance at December 31, 2017	16,272,617	$16	$156,685	$(9)	$(71,654)	$85,038

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(40,377)	$(20,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,310	692
Loss on disposal of property and equipment	5	4
Equity-based compensation expense	2,652	369
Common shares issued for license acquisition	1,750	—
Accretion/amortization of investment securities	(6)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(87)	(1,341)
Accounts payable and accrued expenses	4,071	1,329
Deferred revenue	(444)	(444)
Deferred rent	(1,121)	21
Other assets	192	(84)
Net cash, cash equivalents and restricted cash used in operating activities	(31,055)	(20,408)
Cash flows from investing activities:
Net assets acquired in reverse merger, net of transaction costs	40,433	—
Purchases of marketable securities	(51,438)	—
Proceeds from maturity of marketable securities	22,850	—
Proceeds from sale of property and equipment	11	8
Purchases of property and equipment	(2,578)	(1,841)
Net cash, cash equivalents and restricted cash provided by (used) in investing activities	9,278	(1,833)
Cash flows from financing activities:
Payments on capital lease obligations	(408)	(80)
Proceeds from exercise of stock options and grant of restricted stock	5	—
Proceeds from sale of convertible preferred stock, net of issuance costs	40,433	—
Proceeds from sale of preferred units, net of issuance costs	26,648	30,728
Net cash, cash equivalents and restricted cash provided by financing activities	66,678	30,648
Net increase in cash, cash equivalents and restricted cash	44,901	8,407
Cash, cash equivalents and restricted cash at beginning of period	14,636	6,229
Cash, cash equivalents and restricted cash at end of period	$59,537	$14,636

Supplemental disclosure of non-cash investing activities:
Landlord funded allowance for tenant improvements	$4,961	$1,295
Adjustment for property and equipment purchases included in accounts payable and accrued expenses	$147	$41
Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$35	$8
Purchase under capital lease	$918	$367
Prior period adjustment related to the adoption of ASU 2016-09	$29	$—

See accompanying notes to the consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (“Synlogic” or the “Company”) is a clinical-stage biopharmaceutical company focused on advancing its drug discovery and development platform for Synthetic Biotic™ medicines, which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform applying the principles and tools of synthetic biology to engineer beneficial probiotic bacteria to perform or deliver critical therapeutic functions. As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Synlogic’s goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit.

Synlogic, Inc. (“Private Synlogic” when referred to prior to the Merger (as defined below)) was founded and began operations on March 14, 2014, as TMC Therapeutics, Inc., located in Cambridge, Massachusetts. On July 15, 2014, TMC Therapeutics, Inc. changed its name to Synlogic, Inc. On July 2, 2015, the common and preferred stockholders of Private Synlogic executed the Synlogic, LLC Contribution Agreement (the “Contribution Agreement”), pursuant to which such common and preferred stockholders contributed such stockholders’ equity interests in Private Synlogic in exchange for common and preferred units in a newly formed parent company named Synlogic, LLC. In addition, Synlogic IBDCo, Inc. (“IBDCo”) was formed as a subsidiary of Synlogic, LLC (“2015 Reorganization”). In conjunction with the 2015 Reorganization, Private Synlogic entered into a license, option and merger agreement with AbbVie S.à.r.l. (“AbbVie”), for the development of treatments for inflammatory bowel disease (“IBD”) (Note 11).

In May 2017, Private Synlogic completed a reorganization (“2017 Reorganization”) pursuant to which Synlogic, LLC merged with and into Private Synlogic, with Private Synlogic continuing as the surviving corporation. Pursuant to the 2017 Reorganization, the common units and preferred units of Synlogic, LLC, together consisting of Class A preferred units, contingently redeemable Class A preferred units and Class B preferred units, were exchanged for common stock and preferred stock of Private Synlogic, respectively. Additionally, Private Synlogic issued equity awards under the Synlogic 2017 Stock Incentive Plan (“2017 Plan”) to replace the canceled incentive units pursuant to the termination of the Synlogic, LLC 2015 Equity Incentive Plan (“2015 LLC Plan”) (Note 10).

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (“Mirna”), completed its business combination with Private Synlogic in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (“Merger Sub”), and Private Synlogic (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the “Merger”). On August 25, 2017, in connection with, and prior to the completion of, the Merger, Mirna effected a 1:7 reverse stock split of its common stock (the “Reverse Stock Split”), and on August 28, 2017, immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX) (Note 3). Pursuant to the terms of the Merger Agreement and after giving effect to the Reverse Stock Split, at the effective time of the Merger (the “Effective Time”), each outstanding share of Private Synlogic capital stock was converted into the right to receive approximately 0.5532 shares of Mirna common stock (the “Exchange Ratio”).  In addition, at the Effective Time, Mirna assumed all outstanding options to purchase shares of Private Synlogic common stock, which were exchanged for options to purchase shares of Mirna common stock, in each case appropriately adjusted based on the Exchange Ratio.  Mirna also assumed the 2017 Plan.  Immediately after the Merger, there were 16,282,496 shares of common stock outstanding.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Risks and Uncertainties

At December 31, 2017, the Company had approximately $87.0 million in cash, cash equivalents, and marketable securities, excluding approximately $1.1 million of restricted cash, and an accumulated deficit of approximately $71.7 million. Since its inception through December 31, 2017, the Company has primarily financed its operations through the issuance of preferred stock, the AbbVie collaboration, and the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. The Company secured new funding from the sale of Class B preferred units in March 2017, and the sale of Series C convertible preferred stock in May 2017, generating approximately $26.6 million and $40.4 million, respectively in net proceeds. Additionally, the Company received approximately $40.4 million in net proceeds from the Merger. As a result of the Merger proceeds and the proceeds from the Series C and Class B financing rounds in 2017, management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) (“U.S. GAAP” or “GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  On an on-going basis, the Company’s management evaluates its estimates, including those related to revenue recognition, income taxes including the valuation allowance for deferred tax assets, research and development, accrued expenses, contingencies and equity-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.  Changes in estimates are reflected in reported results in the period in which they become known.

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and corporate debt securities. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $32.7 million at December 31, 2017. The Company did not have cash equivalents at December 31, 2016.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Reclassifications

Restricted cash has been presented in the beginning and opening balances of cash, cash equivalents and restricted cash to conform with the adoption of ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash.

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

Restricted Cash

The Company held cash of approximately $1.0 million at December 31, 2017 in a letter of credit to secure its lease at the 301 Binney Street facility.  In addition, the Company held cash of $50,000 at December 31, 2017 and 2016 in a separate restricted bank account as collateral for the Company’s credit cards.  The Company has classified these deposits as long-term restricted cash on its balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$58,440	$14,586
Restricted cash included in other long-term assets	1,097	50
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$59,537	$14,636

Fair Value

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level 1 – Utilize observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2 – Utilize data points that are either directly or indirectly observable, such as quoted prices, interest rates and yield curves;
•	Level 3 – Utilize unobservable data points in which there is little or no market data, which require the Company to develop its own assumptions for the asset or liability.

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the year ended December 31, 2017.  The Company did not hold investment securities during the year ended December 31, 2016.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income. To determine whether an other-than-temporary impairment exists, the Company considers whether it has the ability and intent to hold the investment until a market price recovery, and whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments during the year ended December 31, 2017. The Company did not hold investment securities during the year ended December 31, 2016.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and depreciated over their estimated useful lives using the straight‑line method. Repairs and maintenance costs are expensed as incurred, whereas major improvements are capitalized as additions to property and equipment.

Depreciation begins at the time the asset is placed in service. Depreciation is provided over the following estimated useful lives:

Asset classification	Useful life
Computer and office equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Lesser of useful life or remaining lease term

Impairment of Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of impairment is calculated as the difference between the carrying value and fair value of the asset. To date, no such impairments have been recognized.

Rent Expense

The Company’s leases for both the 301 Binney Street facility and the 200 Sidney Street facility in Cambridge, Massachusetts provide for a rent-free period as well as fixed increases in minimum annual rental payments. The total amount of rental payments due over the lease term is being charged to rent expense on a straight-line basis over the term of the lease. Tenant improvement allowances and other incentives are recorded as deferred rent and amortized as a reduction of periodic rent expense, over the term of the lease. Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the Company’s facilities. The Company began to accelerate the recognition of deferred rent on its 200 Sidney Street facility when it agreed to terminate the lease in July 2017.

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

Research and development expenses are comprised of costs incurred in performing research and development activities, including salary and benefits, equity-based compensation expense, laboratory supplies and other direct expenses, facilities expenses, overhead expenses, contractual services and other outside expenses.

When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period and the expected duration of the third-party service contract, where applicable.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Revenue recognition

The Company generates revenue through a collaboration and license arrangement with a strategic partner for the development and commercialization of product candidates.

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

The Company evaluates collaboration agreements with respect to FASB ASC Topic 808, Collaborative Arrangements, considering the nature and contractual terms of the arrangement and the nature of its business operations to determine the classification of the transactions. When the Company is an active participant in the activity and exposed to significant risks and rewards dependent on the commercial success of the collaboration, it will record its transactions on a gross basis in the consolidated financial statements and describe the rights and obligations under the collaborative arrangement in the notes to the consolidated financial statements.

Multiple-Element Arrangements

The Company evaluates multiple‑element arrangements based on the guidance in FASB ASC Topic 605‑25, Revenue Recognition – Multiple‑Element Arrangements (“ASC 605‑25”). Pursuant to this guidance, the Company identifies the deliverables included in the arrangement and determines whether the individual deliverables have value to the customer on a stand‑alone basis and represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a stand‑alone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In assessing whether an item has stand‑alone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner; the retention of any key rights by the Company; and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

In situations where the Company has identified multiple units of accounting, the arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. The Company determines the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605‑25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor‑specific objective evidence (“VSOE”) of selling price, if available; third‑party evidence (“TPE”) of selling price if VSOE is not available; or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

Then, the applicable revenue recognition criteria in ASC 605‑25 are applied to each of the separate units of accounting to determine the appropriate period and pattern of recognition. The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605‑25 are satisfied for that particular unit of accounting. The Company will recognize as revenue, upon delivery, arrangement consideration attributed to deliverables that have stand‑alone value from the other deliverables to be provided in an arrangement. For deliverables that do not have stand‑alone value from the other deliverables to be provided in an arrangement, revenue is recognized over the Company’s estimated performance period as the arrangement would be accounted for as a single unit of accounting.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement for the single unit of accounting on a straight‑line basis over the period the Company is expected to complete its performance obligations. Alternatively, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight‑line method or proportional performance method, as applicable.

Milestones

Contingent consideration from research and development activities that is earned upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. The Company recognizes revenue associated with substantive milestones in accordance with FASB ASC Topic 605‑28, Revenue Recognition – Milestone Method upon successful accomplishment of each milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met.

Equity‑Based Compensation

The Company measures equity-based compensation to employees and directors based on the grant date fair value of the awards and recognizes the associated expense in the financial statements over the requisite service period of the award, which is generally the vesting period.

Equity‑based compensation costs for nonemployee awards are recognized as services are provided, which is generally the vesting period, on a straight‑line basis. The measurement date for nonemployee awards is generally the date the performance of services required from the nonemployee is complete.  The Company believes that the fair value of the equity is more reliably measurable than the fair value of the services rendered. The fair value of the award granted to a nonemployee is remeasured at each reporting date until performance is completed with any increase or decrease in fair value recorded as equity‑based compensation expense.

Prior to the Merger in August 2017, the Company’s Board of Directors determined the estimated per share fair market value of the common stock and common units at various dates considering contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, or the Practice Aid. The fair market value of the common stock and common units was determined by the Board of Directors at each award grant date based on assumptions, each of which are subjective and generally require judgement and estimation by management, including results obtained from independent third‑party valuations, the Company’s financial position and historical financial performance, the status of technological developments within the Company’s product candidates, the composition and ability of the research and management team, an evaluation or benchmark of the Company’s competition, the business climate in the marketplace, the illiquid nature of the common stock and common units, arm’s length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred stock, and the prospects of a liquidity event.

The fair value of each option was estimated on the date of grant or remeasurement using the Black‑Scholes option‑pricing model. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer‑group of similar public companies. The expected term of options granted for employees was calculated using the simplified method, which represented the average of the contractual term of the option and the weighted-average vesting period of the option. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk‑free interest rate is based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant or remeasurement. Forfeitures are recognized as they occur as allowed under ASU 2016-09.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company’s Board of Directors estimated the threshold price for each incentive unit issued by Synlogic, LLC, which is the price at which an incentive unit would have had a liquidation value of zero, considering the fair value of the Company’s assets at the date of grant and performed an analysis to determine the per unit amount that a holder would have received upon a distribution event. In determining the fair value of its assets, the Company relied on independent third-party valuations, which take into account a variety of factors, including the Company’s financial position and historical financial performance, the status of technological developments within the Company’s products, the composition and ability of the research and management team, an evaluation or benchmark of the Company’s competition, the business climate in the marketplace, the illiquid nature of the common units and incentive units, arm’s-length sales of the Company’s equity, the effect of the rights and preferences of the preferred unit holders, and the prospects of a liquidity event, among others.

The fair value of each incentive unit award was estimated on the date of grant or remeasurement using the Black‑Scholes with barrier option‑pricing model. Assumptions utilized in the model for valuing the incentive units including expected volatility, dividend yield and risk-free interest rate were arrived at in the same manner as those utilized for the stock option model described above.  Forfeitures are treated in the manner described above. Incentive units did not have an expiration date, thus, the expected term of incentive units granted was determined based on the probability‑weighted estimated term to a liquidity event.

The Company records the expense for equity grants subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable.  Management evaluates when the achievement of a performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

The Company classifies equity-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

Uncertain tax positions represent tax positions for which reserves have been established. The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net Loss Per Share/Unit

Basic net loss per share/unit is computed using the weighted-average number of shares of common stock/units outstanding during the period. Diluted net loss per share/unit is computed using the sum of the weighted-average number of shares of common stock/units outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock/units, including unvested restricted common stock/units and outstanding stock options.

The Company computed basic and diluted net loss per shares/unit using the two-class method, which gives effect to the impact of the outstanding participating securities.  As the twelve months ended December 31, 2017 and 2016 resulted in net losses attributable to common stockholders/unit holders, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted net loss per share/unit because the preferred stockholders/unit holders do not participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders/unit holders, diluted net loss per share/unit attributable to common stockholders/unit holders is the same as basic net loss per share/unit attributable to common stockholders/unit holders, since dilutive common stock/units are not assumed to have been issued if their effect is anti-dilutive.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As the 2017 Reorganization resulted in a one for one conversion of preferred units for preferred stock and common units for common stock, the conversion was not substantive for the purposes of this calculation and the weighted average was calculated as if outstanding equity was outstanding from the beginning of the period presented.

Additionally, at the Effective Time of the Merger, the Company issued shares of its common stock to Private Synlogic stockholders, at the Exchange Ratio of 0.5532 shares of common stock, after taking into account the Reverse Stock Split, in exchange for each share of Private Synlogic preferred and common stock outstanding immediately prior to the Merger. The Exchange Ratio was calculated by a formula pursuant to the Merger Agreement. For the purposes of calculating net loss per share, the Exchange Ratio was applied retroactively to all periods presented.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment: discovery and development of synthetic biology therapeutics for the treatment of rare, infectious and other diseases. The Company’s chief executive officer, as chief operating decision maker, manages and allocates resources to the operations of the Company on a total company basis. All of the Company’s equipment, leasehold improvements and other fixed assets are physically located within the United States, and all agreements with its partners are denominated in U.S. dollars, except where noted.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15—Presentation of Financial Statements—Going Concern (“ASU 2014-15”) on disclosure of uncertainties about an entity’s ability to continue as a going concern. This guidance addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted ASU 2014-15 as of December 31, 2016 and it did not have a material effect on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17—Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, that provides guidance on the presentation of deferred income taxes which requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 for the fiscal year ended December 31, 2017 and it did not have a material impact on its financial statements.

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

In November 2016, the FASB issued ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company elected to early adopt this guidance on December 31, 2017. This guidance was applied using a retrospective transition method for each period and, accordingly, the Company included approximately $1.0 million and $0.1 million of restricted cash in cash and cash equivalents as of the beginning and ending periods in the accompanying consolidated financial statements as of December 31, 2017, 2016, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) which supersedes all existing revenue recognition requirements, including most industry-specific guidance. In addition, the FASB recently issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. This standard is based on the principle that an entity should recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of assets recognized from costs incurred to fulfill a contract. It will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted any time after the original effective date, which for the Company is January 1, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.

The Company will adopt this standard as of January 1, 2018 under the modified retrospective approach.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company is assessing but has not yet completed its assessment of the impact of the adoption of this standard on its consolidated financial statements. Currently, the Company anticipates a potential impact on the revenue recognition method used to recognize revenue for the identified performance obligations under the AbbVie Collaboration Agreement as well as the recognition of a portion of its milestone revenue prior to achievement of the milestone. The expected impact is further described below. Estimated impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard.

With respect to the AbbVie Collaboration Agreement, the Company identified three deliverables that are treated as a single unit of accounting under the provisions of ASC 605.  The Company expects the agreement will continue to be have a single performance obligation under the provisions of ASC 606. However, it currently expects that the timing and pattern of revenue recognition under step (v) above will differ from the pattern of revenue recognition under ASC 605.

The Company expects the accounting for contingent milestone payments under its collaboration agreements to change under ASC 606. ASC 606 does not contain guidance specific to milestone payments, thereby requiring contingent milestone payments to be considered in accordance with the overall model of ASC 606. Revenue from contingent milestone payments may begin to be recognized earlier under ASC 606 than under ASC 605, based on an assessment of the probability of achievement of the milestone event and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in the recognition of a portion of the revenue related to contingent milestone payments before the milestone event has been achieved.   Under the AbbVie Collaboration Agreement, the Company anticipates that the previously recognized $2.0 million milestone achieved and recognized in May 2017 pursuant to ASC605 will be recognized over the performance period once it becomes probable of achievement, following the pattern determined under ASC 606. Revenue from any future contingent milestone payments will be assessed for probability of achievement and recognized according to this methodology when deemed to no longer be at significant risk of reversal.

As of December 31, 2017, the Company had recognized $2.8 million of revenue under the AbbVie Collaboration Agreement since its inception. Deferred revenue related to the AbbVie Collaboration Agreement amounted to $1.1 million as of December 31, 2017, of which $0.4 million is included in current liabilities. The Company expects a change in the timing and pattern of revenue

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

recognition upon adoption of ASC 606 to impact the Company’s accumulated deficit and deferred revenue. As a result of the adoption of ASU 2014-09, the Company anticipates an increase in its deferred revenue and an increase in its associated accumulated deficit.

ASC 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

In February 2016, the FASB issued ASU 2016-02 – Leases (topic 842), which replaces the existing accounting guidance for leases.  This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet.  The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018.  The guidance is required to be applied by the modified retrospective transition approach and early adoption is permitted.  While the Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures, it anticipates it will result in an increase in assets and liabilities.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting. The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The new standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

(3)	Merger with Mirna Therapeutics

On August 28, 2017, Private Synlogic completed the Merger with Mirna as discussed in Note 1. For accounting purposes, Private Synlogic is considered to have acquired Mirna in the Merger. Private Synlogic was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) Private Synlogic stockholders owned approximately 83% of the combined company immediately following the closing of the Merger, (ii) Private Synlogic directors held five of the seven board seats in the combined company, and (iii) Private Synlogic management held all key positions in the management of the combined company. The Merger was accounted for as an asset acquisition rather than a business combination because the assets acquired and liabilities assumed by the Company do not meet the definition of a business as defined by ASU 2017-01. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values as of August 28, 2017, the date the Merger was completed (the “Merger Closing Date”).

Under the terms of the Merger Agreement, Mirna issued shares of its common stock to Private Synlogic’s stockholders, at an exchange ratio of 0.5532 shares of Mirna’s common stock, after taking into account the Reverse Stock Split, for each share of Private Synlogic common stock and preferred stock outstanding immediately prior to the Merger. The Exchange Ratio was determined through arms’-length negotiations between Mirna and Private Synlogic. Mirna assumed all of the stock options outstanding under the 2017 Plan, with such stock options henceforth representing the right to purchase a number of shares of Mirna’s common stock equal to 0.5532 multiplied by the number of shares of Private Synlogic common stock previously represented by such options. Mirna also assumed the 2017 Plan. The consolidated financial statements give retroactive effect to the Exchange Ratio for all periods presented.

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

On the Merger Closing Date, Mirna had approximately 20.9 million shares of common stock outstanding and a market capitalization of approximately $35 million. The estimated fair value of the net assets of Mirna on August 28, 2017 was approximately $42.6 million. The fair value of the Mirna common stock on the Merger Closing Date was below the fair value of Mirna’s net assets. As Mirna’s net assets were predominantly comprised of cash, cash equivalents and marketable securities, partially offset by current liabilities, the fair value of Mirna’s net assets as of the Merger Closing Date is considered to be the best indicator of the fair value and, therefore, the estimated preliminary purchase consideration.

All of Mirna’s assets and liabilities were reflected at their fair value on the Merger Closing Date. No goodwill or intangible assets were recognized. Consistent with accounting for an asset acquisition, the Company capitalized the costs associated with the

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The table below presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2017 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

At December 31, 2017, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$21,301	$21,301	$—	$—
Corporate debt securities (included in cash and cash equivalents)	11,405	—	11,405	—
Corporate debt securities (included in short-term investments)	28,585	—	28,585	—
Total	$61,291	$21,301	$39,990	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2017 and December 31, 2016 are carried at amounts that approximate fair value due to their short-term maturities.  Capital lease obligations at December 31, 2017 and December 31, 2016 approximate fair value as they bear interest at a rate approximating a market interest rate.

(5)	Available-for-Sale Investments

The following table summarizes the available-for-sale securities held at December 31, 2017 (in thousands):

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$28,593	$1	$(9)	$28,585
Total	$28,593	$1	$(9)	$28,585

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company did not have any available-for-sale securities at December 31, 2016.

The contractual maturity of all securities held at December 31, 2017 was one year or less.  There were seven investments in an unrealized loss position at December 31, 2017, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position was approximately $19.3 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at December 31, 2017.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Prepaid insurance	$437	$71
Prepaid research and development	508	1,163
Other prepaid	321	212
Other current assets	298	31
	$1,564	$1,477

(7)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Laboratory equipment	$2,999	$1,534
Computer and office equipment	354	252
Furniture and fixtures	220	220
Leasehold improvements	2,308	2,308
Construction in progress	7,017	—
	12,898	4,314
Less accumulated depreciation	(3,115)	(810)
	$9,783	$3,504

At December 31, 2017 and 2016, leasehold improvements include approximately $1.3 million of lessor-paid tenant improvements for which the Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns.  Also, at December 31, 2017, construction in progress contained approximately $5.0 million of lessor-paid tenant improvements expected to be placed in service in February 2018, for which the Company was deemed to be the accounting owner primarily because it was responsible for project cost overruns.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In both 2017 and 2016, the Company entered into leases for certain laboratory equipment which were capital leases. The leases had either a present value of expected payments in excess of 90% of the fair value of the equipment or a bargain purchase option at the end of the lease. As such, as of December 31, 2017 and 2016, the Company had approximately $1.4 million and $0.5 million, respectively, of assets under a capital lease having accumulated depreciation of approximately $0.2 million and $0.1 million, respectively.

(8)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,	December 31,
	2017	2016
Payroll related	$1,721	$1,341
Professional fees	805	522
Research and development	2,027	273
Other	270	160
	$4,823	$2,296

(9)	Common Stock

The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
•	The holders of shares of common stock are entitled to receive dividends, if and when, declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

The Company holds repurchase or forfeiture rights relating to 481,531 shares of common stock. The repurchase rights are at a price equal to the initial purchase price by the founders of Private Synlogic, adjusted by the Merger Exchange Ratio. The repurchase right lapses over time and is exercisable should the founders cease providing services to the Company prior to the end of a four-year period which began in April or May 2014, as the case may be. The forfeiture right lapses over time and is triggered when a holder ceases providing services to the Company.  As of December 31, 2017, the Company has exercised its repurchase right on 41,819 shares of common stock and 16,111 shares of common stock have been forfeited back to the Company.

(10)	Preferred Stock

Preferred Stock of Synlogic, Inc.

The Company’s preferred stock may be issued from time to time in one or more series, with each such series to consist of such number of shares and to have such terms as adopted by the board of directors. Authority is given to the board of directors to determine and fix such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitation or restrictions thereof, including without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences.

Preferred Stock of Private Synlogic

Prior to the Merger, Private Synlogic had contingently redeemable preferred stock and three series of convertible preferred stock. On the Merger Closing Date, Mirna issued shares of its common stock to holders of these shares, at an exchange rate of 0.5532 shares of common stock, after taking into account the Reverse Stock Split, in exchange for each share of preferred stock outstanding immediately prior to the Merger.

Pursuant to, and at the time of, the 2017 Reorganization, preferred stock was granted to all holders of preferred units. The Synlogic preferred stock had substantially similar rights and preferences as the preferred units, except that the preferred stock was convertible into common stock at the option of the holder, on a one-for-one basis, subject to an antidilution adjustment.  Conversion of the preferred stock would have been automatically triggered upon a firm-commitment underwritten public offering or upon a supermajority preferred interest vote (see (a)(v) below).

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

After the 2017 Reorganization, in May 2017, the Company sold and issued 2,882,679 shares of Series C preferred stock at $8.06 per share to investors for total consideration of approximately $40.4 million, net of offering costs of approximately $1.6 million. The Series C preferred stock was issued with the same terms as the then-existing preferred stock.

Rights and Preferences

Preferred stock had the following rights and preferences:

(i)	Voting

The holders of the preferred stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote, except with respect to matters on which Delaware General Corporation Law required that a vote would be by a separate class, in which case the holders of the preferred stock would have voted separately as a class. Each holder of preferred stock was entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock was convertible at the time of such vote.

(ii)	Dividends

In the event that a dividend was declared for the holders of common stock, the holders of the preferred stock would have been entitled to the amount of dividends on an as-converted basis. Through December 31, 2017 and December 31, 2016, no dividends were declared or paid.

(iii)	Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of preferred stock then outstanding would have been entitled to be paid, on a pari passu basis, out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of common stock by reason of their ownership thereof, with respect to each series of preferred stock, an amount per share equal to the greater of (i) the applicable original issue price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares been converted into common stock immediately prior to such liquidation, dissolution or winding up of the Company.

If upon any such liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of shares of preferred stock the full amount to which they should have been entitled, the holders of shares of preferred stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

(iv)	Par Value

Par value was assigned as $0.0001.

(v)	Conversion

Each share of preferred stock, at the option of the holder, was convertible into that number of fully paid shares of common stock as determined by dividing the sum of the original issue price, plus any declared but unpaid dividends, by the conversion price in effect at the time of conversion. The initial conversion price for each share of preferred stock would have been the original issue price, subject to adjustment in accordance with antidilution provisions. Each share of preferred stock would have been automatically converted upon (i) the closing of a firm commitment underwritten public offering in which the public offering price exceeded $12.09 (adjusted to reflect subsequent stock dividends, stock splits or recapitalization) and the aggregate proceeds raised were not less than $50,000,000, or (ii) upon the vote or written consent of a supermajority preferred interest (or a majority preferred interest in the event of a public offering that did not result in the offering price or aggregate proceeds amount set forth in clause (i) above).

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(vi)	Redemption

The preferred stock was not redeemable except upon a deemed liquidation event. Deemed liquidation events included a merger or acquisition in which the majority of the stock of the pre-merger corporation was not owned by the majority of the stockholders of the post-merger entity or the sale of all or substantially all of the Company’s assets. All holders of equally and more subordinated equity instruments of the Company would have been entitled to receive the same form of consideration upon the occurrence of a deemed liquidation event, consequently, the preferred stock was classified as permanent equity.

In September 2014, the Company entered into a letter agreement with the Bill & Melinda Gates Foundation (“the Gates Foundation”) with respect to the Gates Foundation purchase of 781,693 shares of the Company’s Series A Preferred Stock. The Gates Foundation investment was made in three tranches of 201,163 shares in September 2014, 218,646 shares in May 2015 and 361,884 shares in February 2016. Under the letter agreement, the Company was required to spend the approximately $5.0 million invested by the Gates Foundation for research on a particular disease, further develop the Company’s proprietary technology platform and provide assistance with access to use of such technology in developing countries. If the Company failed to spend the amount appropriately, or defaulted under certain other commitments in the agreement and the Company did not cure such default within 90 days of notice, if requested by the Gates Foundation, the Company would have been obligated to redeem the shares of Series A Preferred Stock or shares of common stock into which they had converted then held by the Gates Foundation or find a third party to purchase such shares at a price equal to the greater of the initial purchase price and the then current fair value of such shares. In either case, if the Company, over the 6 months following such redemption, had sold substantially all of its equity or assets or completed an initial public offering at a value greater than 200% of the price paid upon redemption, then the Company would have had to reimburse the Gates Foundation for the difference. As of December 31, 2017, all obligations with respect to the Gates Foundation investment have been satisfied.

Participation Rights in Future Equity Issuances

For series of preferred stock that were issued in multiple tranches, all holders of preferred stock had a pro rata right and obligation, based on their percentage equity ownership within the series, to participate in subsequent issuances within the same series of equity securities of the Company approved by 70% vote of holders of preferred stock. Should any such holder have chosen not to purchase its full pro rata share, they would have been deemed a defaulting purchaser and all preferred stock held by a defaulting purchaser would have been automatically converted into common stock of the Company.

(11)	Preferred Units

Prior to the 2017 Reorganization, the Company had one class of contingently redeemable preferred units and two classes of convertible preferred units. Pursuant to the 2015 Reorganization, each share of the Company’s Series A Preferred Stock and Series A Contingently Redeemable Preferred Stock was exchanged for a like type and number of the Company’s Class A Preferred Units and Contingently Redeemable Class A Preferred Units, respectively.

In February 2016, Synlogic issued and sold 2,005,348 units of Class A-3 Preferred Units and 361,884 units of Contingently Redeemable Class A-3 Preferred Stock at $7.23 per unit to investors for net proceeds of approximately $17.1 million. There were no issuance costs related to these transactions.

In February 2016, Synlogic also issued and sold 1,029,850 units of Class B Preferred Units at $13.53 per unit to investors for net proceeds of approximately $13.6 million. Issuance costs related to this transaction of approximately $0.3 million were recorded as a reduction of proceeds within Class B Preferred Units (together with the Class A Preferred Units, Contingently Redeemable Class A Preferred Units, Class A-2 Preferred Units, Class A-2 Contingently Redeemable Preferred Units, Class A-3 Preferred Units and Contingently Redeemable Class A-3 Preferred Units, the “Preferred Units”).

Rights and Preferences

The Preferred Units had substantially similar rights and preferences as were conferred upon the preferred stock as follows:

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(i)	Voting

The holders of the Preferred Units were entitled to vote, together with the holders of the Company’s common units as a single class, on all matters submitted to unit holders for a vote. In addition, holders of at least a majority of the outstanding Preferred Units and common units voting as a single class were entitled to take any action required or permitted to be taken at any meeting of the members, unless a different vote is required by the Delaware Limited Liability Company Act or the Company’s operating agreement.

(ii)	Distributions

Distributions were governed by the Company’s operating agreement (Note 13). No distributions were made in either of the years ended December 31, 2017 or December 31, 2016.

(iii)	Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company would have been distributed, after the payout or provision for payment of all creditors of the Company, in accordance with the same order of priority as distributions (Note 13).

(iv)	Par Value

The Preferred Units did not have a par value.

(v)	Redemption

The Preferred Units were not redeemable except upon a deemed liquidation event. Deemed liquidation events included the merger, acquisition or sale of all or substantially all of the Company’s assets. All holders of equally and more subordinated equity instruments of the Company would have been entitled to receive the same form of consideration upon the occurrence of a deemed liquidation event, consequently, the Preferred Units were classified as permanent equity.

In September 2014, the Company entered into a letter agreement with the Bill & Melinda Gates Foundation (“the Gates Foundation”) (Note 10) with respect to the Gates Foundation purchase of 781,693 shares of the Company’s Series A Preferred Stock. The Gates Foundation investment was made in three tranches of 201,163 shares in September 2014, 218,646 shares in May 2015 and 361,884 units in February 2016. The first two tranches, totaling 419,809 shares were exchanged for Class A Preferred Units pursuant to the 2015 Reorganization in July 2015. As a result, 781,693 units of Class A Preferred Units with a cost of approximately $5.0 million were classified as Contingently Redeemable Preferred Units in mezzanine equity, as of December 31, 2016.

(vi)	Participation Rights

Holders of Class A Preferred Units had the right and obligation to participate in additional closings of Class A Preferred Units upon the achievement of certain milestones by the Company. If any holder of Class A Preferred Units did not purchase the number of Class A Preferred Units required to be purchased by it at any such additional closing, then each Class A Preferred Unit held by such member would have automatically been converted into common units at the applicable adjustment ratio in effect with respect to such units immediately prior to such closing. All holders of Class A Preferred Units participated in additional closings at the required levels. Holders of Class B Preferred Units had the right and obligation to participate in additional closings of Class B Preferred Units upon the achievement of certain milestones by the Company. If any holder of Class B Preferred Units did not purchase the number of Class B Preferred Units required to be purchased by it at any such additional closing, then each Class B Preferred Unit held by such member would have automatically been converted into common units at the applicable adjustment ratio in effect with respect to such units immediately prior to such closing.

(vii)	Initial Public Offering

In connection with preparation for an initial public offering, upon request of holder of at least 70% of the Preferred Units, all unit holders would have been required to have taken appropriate steps to implement a reorganization of the Company that may have included, for example, contribution of their units to a newly formed corporation.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(12)	Equity‑based Compensation and Equity Incentive Plans

The Company is displaying all equity in its post-Merger amounts, as impacted by the Exchange Ratio.

Equity Plans

The Company has a number of equity plans, two of which are currently active.

The 2015 Equity Incentive Award Plan (“2015 Plan”) was adopted by Mirna in 2015 and remains active after the Merger, now functioning as the primary equity plan for the Company. Following the Merger, there were 647,893 shares authorized under the 2015 Plan. The 2015 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2015 Plan, which annual increase will be added on the first day of each fiscal year from 2016 through 2025, inclusive, and will be equal to the lesser of (i) five percent of the shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board of Directors. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards.

The 2017 Stock Incentive Plan was adopted by Private Synlogic in 2017 at the time of the 2017 Reorganization and provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. Under the 2017 Plan 1,753,061 shares were initially authorized and reserved for issuance. Pursuant to the 2017 Reorganization, Private Synlogic issued restricted common stock awards under the 2017 Plan to replace the canceled incentive units pursuant to the termination of the 2015 LLC Plan (“2015 LLC Plan”). In addition, Private Synlogic also issued stock options to certain employees prior to the Merger. Pursuant to the Merger Agreement, each restricted common stock award of Private Synlogic under the 2017 Plan that was outstanding immediately prior to the Merger and each option to purchase common stock of Private Synlogic under the 2017 Plan that was outstanding and unexercised immediately prior to the Merger was converted into and became restricted common stock and options to purchase shares of the Company’s common stock, respectively, based on the Exchange Ratio of 0.5532 and the Company assumed the 2017 Plan.

The 2015 Employee Stock Purchase Plan (“ESPP”) was adopted by Mirna in 2015 and allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  The Company has suspended the ESPP.

The 2008 Long Term Incentive Plan (“2008 Plan”) was adopted by Mirna in 2008 and allowed for the grant of incentive stock options to employees and nonqualified stock options and other equity awards to employees and nonemployees.  The 2015 Plan is the successor to the 2008 Plan and at the time of the Merger, the remaining awards outstanding thereunder were cancelled and the number of shares with respect to those awards were transferred to the 2015 Plan. As of the Merger, the 2008 Plan was retired.

The 2015 LLC Plan was adopted by Private Synlogic at the time of the 2015 Reorganization, which provided for the grant of equity incentive units to employees, officers, directors or consultants. The 2015 LLC Plan was cancelled pursuant to the 2017 Reorganization as described above.

As of December 31, 2017, there were 85,809 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

Stock Options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued under its two active equity plans, the 2015 Plan and the 2017 Plan, during the year ended December 31, 2017 were:

	Year ended December 31, 2017
	Employee	Nonemployee
Expected term	6.2 years	0.2-1.6 years
Weighted-average, risk-free interest rate	2.1%	1.0%
Expected volatility	70.4%	63.8%
Dividend yield	—	—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity, as adjusted for the Exchange Ratio under the 2015 and 2017 Plans.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term	(in thousands)
Outstanding at December 31, 2016	—	$—	—	$—
Options granted upon 2017 Reorganization	295,289	13.53	9.4	—
Granted	986,358	13.62	9.7	—
Exercised	(386)	13.53	9.4	—
Forfeited	(14,040)	13.53	9.4
Outstanding at December 31, 2017	1,267,221	13.62	9.6	$—

Vested or expected to vest at December 31, 2017	1,267,221	13.62	9.6	—

Exercisable at December 31, 2017	156,068	13.67	9.4	$—

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2017. No options were in the money at December 31, 2017.

During the year ended December 31, 2017, 1,281,647 stock options were granted to employees and consultants and approximately $1.9 million in equity compensation was recognized related to stock options granted to employees and approximately $0.1 million for stock options granted related to consultants.

The weighted average grant date fair value per share of options granted to employees during the year ended December 31, 2017 was approximately $8.73 and the grant date fair value was approximately $10.8 million.

As of December 31, 2017, there was approximately $9.0 million of unrecognized share-based compensation related to employees for unvested stock option grants which is expected to be recognized over a weighted average period of 3.24 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was approximately $0.1 million of unrecognized share-based compensation, related to unvested stock option grants to non-employees which is expected to be recognized over a weighted average period of 0.29 years. The amount of equity-based compensation expense related to non-employees that will ultimately be recorded will depend on the remeasurement of the outstanding awards through their vesting date.

Restricted Common Stock

During the year ended December 31, 2017, 1,062,794 shares of restricted common stock were granted including 1,059,910 shares of restricted common stock (adjusted for the Exchange Ratio) granted in exchange for the restricted common units and incentive units that were cancelled as part of the 2017 Reorganization. These shares retained the same vesting schedule as the cancelled restricted common units and incentive units. Private Synlogic treated these as modifications to the original grants of incentive units because the cancellation and reissuance was deemed to be concurrent. The calculation of the incremental compensation expense was based on the excess of the fair value of the award measured immediately before and after the modification.  As a result of the modification, Private Synlogic recognized approximately $26,000 in equity-based compensation.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table shows restricted common stock activity:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2016	—	$—
Awards exchanged upon 2017 Reorganization	1,059,910	13.53
Granted	2,884	19.01
Vested	(671,204)	13.54
Forfeited	(16,111)	13.53
Unvested at December 31, 2017	375,479	$13.55

During the year ended December 31, 2017, 671,204 shares of restricted common stock vested and approximately $0.5 million in equity compensation was recognized.

As of December 31, 2017, there was approximately $0.6 million of unrecognized share-based compensation related to restricted stock awards granted to employees, which is expected to be recognized over a weighted average period of 2.1 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was approximately $0.1 million of unrecognized share-based compensation, related to unvested restricted stock awards granted to non-employees which is expected to be recognized over a weighted average period of 0.4 years.

Incentive Units

The weighted average assumptions used in the Black-Scholes with barrier option-pricing model for incentive unit awards issued under the 2015 LLC Plan, during the year ended December 31, 2016 were:

	Year ended December 31, 2016
	Employees	Nonemployees
Expected term	2.5 years	0.6 - 3.3 years
Weighted-average, risk-free interest rate	1.1%	0.9%
Expected volatility	77.0%	71.6%
Dividend yield	—	—

Incentive units issued by Synlogic, LLC under the 2015 LLC Plan generally vested 25% after one year and ratably monthly thereafter over the next 36 months. Certain awards provided for accelerated vesting upon a change in control, as defined in the 2015 LLC Plan. Incentive units did not expire. Holders of incentive units had no voting rights in connection with such incentive units. Each incentive unit was intended to be a profits interest within the meaning of IRS regulations promulgated under the Internal Revenue Code. Each incentive unit had a threshold price, which was the price above which an incentive unit would participate in distributions. In this way, an incentive unit was designed to participate in the future profits and appreciation of Synlogic, LLC. Holders of incentive units would have been entitled to receive profits when and if distributions were in excess of the threshold price of the award set by the Board of Directors on the date of grant.

Synlogic, LLC measured and recorded the value of incentive units granted to non-employees over the period of time that services were provided and, as such, unvested portions were subject to remeasurement at subsequent reporting periods.

No incentive units were issued during the year ended December 31, 2017 and 1,352,502 incentive units were issued during the year ended December 31, 2016.  In May 2017, all incentive units were cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no unrecognized compensation expense related to incentive units as of December 31, 2017.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table represents a summary of incentive unit activity, as adjusted for the Merger, under the 2015 LLC Plan:

	Incentive units
		Weighted-	Weighted-	Weighted-
		average	average	average
	Number of	strike	threshold	grant date
	units	price	price	fair value
Nonvested units at December 31, 2015	890,140	$1.01	$4.57	$0.89
Granted	1,352,502	6.38	6.38	1.08
Vested	(281,701)	1.70	4.72	1.17
Forfeited	(204,061)	1.01	4.57	0.78

Non-vested units at December 31, 2016	971,906	$5.22	$5.93	$1.01
Granted	—	—	—	—
Vested	(73,719)	4.01	5.53	0.87
Forfeited	(260,145)	4.19	5.57	1.05
Non-vested units cancelled upon 2017 Reorganization	(638,042)	5.78	6.15	1.05
Non-vested units at December 31, 2017	—	$—	$—	$—

Vested or expected to vest at December 31, 2017	—	$—	$—	$—

Restricted Common Units

No restricted common unit awards were issued by Synlogic, LLC during the years ended December 31, 2017 and 2016.  During the years ended December 31, 2017 and 2016, 37,770 and 143,532 restricted common units, respectively, vested and approximately $0.1 million was recognized in equity compensation in each period. In May 2017, the restricted common unit award was cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no unrecognized compensation expense related to unvested restricted common units as of December 31, 2017.

The following table shows the restricted common unit activity, as adjusted for the Merger:

	Restricted common units
		Grant date
	Number of	fair value
	units	(per unit)
Unvested at December 31, 2015	362,619	$1.48
Granted	—	—
Vested	(143,532)	1.48
Forfeited	—	—
Unvested at December 31, 2016	219,087	$1.48
Granted	—	—
Vested	(37,770)	1.48
Forfeited	—	—
Exchanged as part of 2017 Reorganization	(181,317)	1.48
Unvested at December 31, 2017	—	$—

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $2.7 million and $0.4 million, during the years ended December 31, 2017 and 2016, respectively. Equity compensation during the years ended December 31, 2017 and 2016 is derived from multiple equity instruments, including stock options, restricted stock awards, incentive units and restricted common units, depending on the legal structure of the Company at the time.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In July 2015, in connection with the 2015 Reorganization, all outstanding stock options and awards were canceled and reissued as incentive units and restricted common units. As such, equity compensation during the year ended December 31, 2016 and the first half of 2017 was derived from incentive units and from a grant of restricted common units.

In May 2017, in connection with the 2017 Reorganization, the incentive units and restricted common units were cancelled and exchanged for restricted stock awards and stock options. Equity compensation after May 2017, was derived from stock options and restricted stock awards.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Research and development	$1,410	$154
General and administrative	1,242	215
	$2,652	$369

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2017 and 2016 (in thousands):

	Years ended December 31,
	2017	2016
Stock options	$1,956	$—
Restricted stock awards	508	—
Incentive units	132	235
Restricted common units	56	134
	$2,652	$369

(13)	Distributions

The Board of Directors of Synlogic, LLC had the authority to determine the amount, if any, of proceeds available for distribution to unit holders. In the event that a distribution of proceeds was declared by the Board of Directors, such proceeds would have been distributed in accordance with the following order of priority:

•	First, to holders of Class B Preferred Units, pro rata in proportion to their unpaid contributed capital, until such holder had received an amount equal to its capital contribution;
•

Second, to holders of Class A Preferred Units and Class A Contingently Redeemable Preferred Units, pro rata in proportion to their unpaid contributed capital, until such holder had received an amount equal to its capital contribution;

•

Third, to all holders of preferred units, common units and incentive units, pro rata in proportion to the remaining amount to be distributed, until an aggregate amount had been distributed in respect of each preferred unit, common unit and incentive unit equal to the greatest aggregate amount per unit distributed in respect of any preferred unit under the first and second priority described above; provided, that no holder of an incentive unit shall participate in any distributions until a total amount equal to the threshold price with respect to such incentive unit has been distributed in respect of any common unit outstanding on the date of issuance of such incentive unit subsequent to the issuance of such incentive unit;

•

Fourth, to each holder of certain incentive units for which the Board of Directors had established a strike price, pro rata in proportion to the remaining amount to be distributed, an amount equal to the difference between the strike price for such incentive unit, and the threshold price for such incentive unit; and

•	Thereafter, to all holders of preferred units, common units and incentive units, pro rata in proportion to their percentage interest.

No distributions were made to unit holders prior to the 2017 Reorganization.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(14)Significant Agreements

AbbVie Collaboration Agreement

In July 2015, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with AbbVie under which the Company granted an exclusive option to AbbVie to purchase IBDCo and agreed to collaborate in researching and developing an Investigatory New Drug (“IND”) candidate for the treatment of IBD.

In exchange for the exclusive option to acquire IBDCo, initial research and development services, ongoing patent defense, and participation on the joint research committee (“JRC”), AbbVie agreed to pay IBDCo an upfront, nonrefundable cash payment of $2.0 million, which IBDCo received in December 2015. AbbVie also agreed to pay IBDCo up to $16.5 million in development milestone payments, all of which were considered substantive, as well as an option exercise fee upon the execution of their option to buy IBDCo. In May 2017, the Company achieved the first development milestone under the Agreement for consideration of $2.0 million. The agreement also provides for royalty payments and payments upon the achievement of certain clinical, regulatory and commercial milestones.

The Agreement sets forth the Company’s and AbbVie’s respective obligations for development and delivery of an IND candidate package using reasonable commercial efforts. The JRC will make a determination as to the continuation of the collaboration at the achievement of the milestones.

At the inception of the Agreement, the Company identified the following deliverables: (i) an exclusive option to purchase IBDCo, (ii) research and development services and ongoing patent defense, and (iii) participation on the JRC. The Company also identified contingent deliverables related to four phases of research and development, delivery of an IND candidate package milestone, and transfer of ownership of IBDCo upon exercise of the option to buy IBDCo. The contingent deliverables have been excluded from the initial allocation and will be treated as a separate unit of accounting when and if delivered.

The Company concluded that none of the three deliverables identified at the inception of the Agreement has stand‑alone value from the other undelivered elements. Accordingly, these deliverables represent a single unit of accounting.

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

During the years ended December 31, 2017 and 2016, the Company recognized approximately $2.4 million and $0.4 million , respectively, in revenue associated with the Agreement. As of December 31, 2017, there was approximately $1.1 million of deferred revenue related to the Agreement, which is classified as current or noncurrent in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the collaboration agreement will be recorded in research and development expense in the consolidated statements of operations and comprehensive loss in the period incurred.

License Agreement with the Massachusetts Institute of Technology and Boston University

In April 2017, the Company exercised an option associated with the October 2014 agreement with Boston University and the Massachusetts Institute of Technology to acquire a license for certain intellectual property in exchange for $50,000. The execution of this option triggered an equity award for the issuance of 325,377 common units, which were converted to 325,377 common shares upon the 2017 Reorganization and converted to 179,999 common shares during the Merger.  Based on the fair value of common units at the time of the execution of the license, the Company recognized license fees of approximately $1.8 million upon issuance of the common units associated with the equity award. Additionally, the Company was required to pay approximately $0.3 million for prior patent costs incurred in connection with the option agreement.  The Company recorded these amounts, including the fair value of the common stock issued to the licensors as research and development expense, as the licenses do not have future alternative use, in accordance with ASC Topic 730, Research and Development.

Sales Agreement with Cowen and Company

On October 13, 2017 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through Cowen as its sales agent. In an ATM offering, exchange-listed companies incrementally sell

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. No sales of common stock were made pursuant to the ATM during 2017.

(15)Net Loss per Share/Unit

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders/unit holders (in thousands, except for share/unit and per share/unit amounts):

	2017	2016
Numerator:
Net loss attributable to common stockholders	$(40,377)	$—
Denominator:
Weighted-average common shares outstanding - basic and diluted	6,724,641	—
Net loss per share attributable to common stockholders - basic and diluted	$(6.00)	$—

Numerator:
Net loss attributable to common unit holders	$—	$(20,954)
Denominator:
Weighted-average common units outstanding - basic and diluted	—	1,575,558
Net loss per unit attributable to common unit holders - basic and diluted	$—	$(13.30)

The Company’s potentially dilutive shares/units, which include outstanding stock options and unvested restricted common stock/units, are considered to be common share/unit equivalents and are only included in the calculation of diluted net loss per share/unit when their effect is dilutive.

The following potential common shares/units, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net loss per share/unit attributable to common stockholders/unit holders for the period indicated because including them would have had an anti-dilutive effect.

	As of December 31,
	2017	2016
Unvested restricted common unit awards		219,087
Unvested restricted common stock awards	375,479	—
Outstanding options to purchase common stock	1,267,221	—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(16)Income Taxes

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$21,248	$11,478
Tax credit carryforwards	3,038	957
Accrued expenses	32	170
Property and equipment	390	34
Deferred rent	53	100
Equity compensation	503	119
Amortizable intangibles	1,492	201
Other	—	1
Gross deferred tax assets	26,756	13,060
Deferred tax liability:
Other	(241)	—
Valuation allowance	(26,515)	(13,060)
Net deferred tax assets	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $26.5 million and $13.1 million was established at December 31, 2017 and 2016, respectively.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows (dollars in thousands):

	Years ended December 31,
	2017		2016
	Amount	Tax Rate	Amount	Tax Rate
Income tax benefit using U.S. federal statutory rate	$(13,728)	34%	$(7,125)	34%
State income taxes, net of federal benefit	(2,085)	5%	(1,078)	5%
Other permanent differences	307	(1)%	100	0%
Foreign rate differential	—	0%	—	0%
Tax credits	(1,893)	5%	(591)	3%
Other items	120	0%	(5)	0%
Change in rate due to Tax Reform	10,808	(27)%	—	0%
Mirna acquisition	(6,984)	17%	—	0%
Net change in valuation allowance	13,455	(33)%	8,699	(42)%
Income tax expense (benefit)	—	—	—	—

A roll-forward of the valuation allowance for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Years ended December 31,
	2017	2016
Balance at beginning of year	$(13,060)	$(4,362)
Increase in valuation allowance	(13,455)	(8,698)
Reversal of valuation allowance	—	—
Effect of foreign currency translation	—	—
Balance at end of year	$(26,515)	$(13,060)

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of December 31, 2017 and 2016, the Company had federal and state net operating loss carryforwards that may be available to reduce future taxable income of approximately $82.0 million and $28.7 million, respectively, which begin to expire in 2034. In addition, at December 31, 2017, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of approximately $2.1 million and $1.2 million, respectively. These credits begin to expire in 2034 and 2029, respectively.

Pursuant to Section 382 of the Internal Revenue Code of 1986 (“IRC”), certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss (“NOL”) carryforwards and research and development credit (“R&D credit”) carryforwards that may be used in future years. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the IRC due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to a significant complexity and related costs associated with such a study. There could be additional ownership changes in the future that may result in additional limitations on the utilization of NOL carryforwards and credits.

The Company adopted the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which required the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2017.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2014 to the present are open to examination under the statute. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There are no interest or penalties accrued at December 31, 2017 and 2016.

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into U.S. law the Tax Cuts and Jobs Act of 2017 (“Tax Reform”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017, or in the case of certain other provisions of the law, January 1, 2018. Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin ("SAB") No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

However, several provisions of the Tax Reform have significant impact on the Company’s U.S. tax attributes, generally consisting of credits, loss carry-forwards, and amortizable intangibles.  The Company has reevaluated its assets and liabilities associated with such future tax benefits in the current year and recognized a decrease in its deferred tax asset of approximately $10.8 million.  This reduction in the deferred tax asset has been offset by a coinciding reduction in the associated valuation allowance, creating a zero net impact to the Company’s statement of operations. The Company’s tax attributes are generally subject to a full valuation allowance in the United States and thus, any adjustments to the attributes will not impact the tax provision. Although the Company has made a reasonable estimate of the gross amounts of the attributes disclosed, a final determination of the Tax Reform’s impact on the attributes and related valuation allowance requirements remain incomplete pending a full analysis of the provisions and their interpretations.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Other significant provisions that are not yet effective but may impact income taxes in future years include: a limitation on the current deductibility of net interest expense in excess of 30 percent of adjusted taxable income and a limitation of net operating losses generated after fiscal 2018 to 80 percent of taxable income.

(17)Leases

The Company recorded a rent credit of approximately $0.2 million for the year ended December 31, 2017 due to the accelerated amortization the deferred rent associated with the 200 Sidney Street facility. In July 2017, the Company agreed to terminate its lease and revised its estimate of the remaining amortization period from 63 months to seven months. The Company recorded rent expense of approximately $1.0 million for the year ended December 31, 2016.

Operating Leases

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts.  Annual rent is approximately $3.1 million.  The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises In addition to approximately $1.6 million the Company has committed to for tenant improvements, the operating lease also provided for a tenant improvement allowance, at the cost of the lessor, not to exceed approximately $6.6 million. The Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns. Therefore, the amounts will be recorded as a leasehold improvement and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term.  At December 31, 2017, the Company has capitalized approximately $5.0 million of the landlord-funded tenant improvements, representing the completed portion of the buildout. In conjunction with the lease, the Company established a letter of credit of approximately $1.0 million secured by cash balances included in restricted cash.

In July 2015, the Company entered into an operating lease for office and laboratory space at 200 Sidney Street in Cambridge, Massachusetts. The operating lease term commenced in February 2016 and expired in April 2021 with a one year renewal option to extend the lease. The Company agreed to terminate the lease in July 2017 at a date that was 30 days after the commencement of its new lease. No penalties were associated with the termination of the lease. Rent expense commenced on February 1, 2016 and was recognized on a straight‑line basis over the duration of the term. The operating lease provided for annual rent of approximately $0.9 million, payable on a monthly basis, which increased at a rate of 3% annually, and included three months of rent abatement during the first year. The Company was responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. Pursuant to the lease, the Company provided a security deposit of approximately $0.2 million to the lessor and recorded the deposit in other assets in its consolidated balance sheet. The operating lease also provided for a tenant improvement allowance, at the cost of the lessor, not to exceed approximately $1.3 million, all of which was incurred in 2016. The Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns. Therefore, the amounts were recorded as a leasehold improvement and deferred rent and were being recorded as a reduction to rent expense ratably over the lease term of 63 months. As a result of the agreement to terminate its lease, the Company revised its estimate of the remaining amortization period of the deferred rent and its estimate of the remaining useful life of its leasehold improvements to seven months.

On November 14, 2014, the Company entered into an operating sublease for office space with a termination option at the Company’s discretion or when the parties mutually agree. The operating lease provided for annual rent of approximately $0.3 million, payable on a monthly basis. The Company was responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.  Additionally, the Company maintained a security deposit of approximately $72,000 with the lessor and recorded the deposit in other assets in its consolidated balance sheet. The Company mutually agreed with the lessor to terminate the sublease effective March 4, 2016.

Capital Leases

In June 2017, the Company entered two non-cancellable thirty-six month lease agreements for certain lab equipment of approximately $0.2 million and $0.7 million, respectively. The lease term and payments for each agreement began upon delivery and installation of the equipment. Both leases are accounted for as a capital lease as one has a bargain purchase option and in the other, the present value of the lease exceeds 90% of the fair market value. At December 31, 2017 the interest rate on each capital lease obligation was approximately1.1% and 7.3%, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In October 2016, the Company entered into a twenty-four month, non-cancellable lease agreement for approximately $0.4 million for certain lab equipment. Due to the existence of a bargain purchase option, the lease has been accounted for as a capital lease. At December 31, 2017 and 2016, the interest rate on the outstanding capital lease obligation was approximately 9.6%.

Future minimum lease payments under the Company’s non-cancelable operating and capital leases as of December 31, 2017, are as follows (in thousands):

	Operating	Capital
	leases	leases
Fiscal year:
2018	$1,250	$468
2019	3,175	282
2020	3,270	210
2021	3,369	0
2022	3,470	0
Thereafter	21,641	0
Total future minimum lease payments	$36,175	$960
Less amounts representing interest		69
Capital lease obligations at December 31, 2017		891
Less current portion of capital lease obligations		425
Capital lease obligations, net of current portion		$466

(18)	Commitments and Contingencies

On November 9, 2015, the Company exercised an option to enter into a license agreement with the Massachusetts Institute of Technology in exchange for $50,000 and reimbursement of prior patent costs of approximately $0.1 million. These amounts were recorded as research and development expense in the year ended December 31, 2016. The agreement requires the payment of annual maintenance fees, of which the Company paid $15,000 during the year ended December 31, 2017.  The Company will pay future maintenance fees totaling approximately $0.1 million through the year ending December 31, 2020 and $50,000 per year thereafter during the period the license is effective, and may also require future payments of up to approximately $1.9 million upon achievement of certain regulatory milestones.

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

(19)	Employee Benefits

The Company has a defined contribution 401(k) plan for eligible employees. Employees are eligible to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company has not made any matching contributions since the adoption of the 401(k) plan.

(20)	Related-Party Transactions

During the year ended December 31, 2017, before the Company became a public company, the Company received repayment of the loan to its chief executive officer of approximately $0.2 million.  The loan was repaid in June 2017, including interest which accrued at a rate of 0.6%.

The Company contracted services from one of its principal investors for the Company’s former chief medical officer who was employed by the principal investor, as well as employed to support separate portfolio companies of the investor. We made no payments during the twelve months ended December 31, 2017 and made payments of approximately $0.1 million during the year ended December 31, 2016, related to reimbursement for a portion of the salary of the former chief medical officer.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company contracted the services of The Orphan Group which specializes in supporting biotechnology companies in developing therapeutics toward diseases of high unmet medical needs in rare disorders. The Orphan Group is owned by the Company’s former chief operating officer. The Company made no payments to the Orphan Group during the year ended December 2017 and paid approximately $13,000 for contracted services during the year ended December 31, 2016.

(21)	Selected Quarterly Data (Unaudited)

The following tables contain quarterly financial information for 2017 and 2016.  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Revenue	$111	$2,111	$111	$111
Operating expenses	7,485	11,568	12,186	12,029
Loss from operations	(7,374)	(9,457)	(12,075)	(11,918)
Net loss	(7,368)	(9,388)	(11,924)	(11,697)
Net loss per share attributable to common stockholders - basic and diluted	$—	$(4.70)	$(1.66)	$(0.74)
Net loss per unit attributable to common unit holders - basic and diluted	$(4.49)	$—	$—	$—

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands)
Revenue	$111	$111	$111	$111
Operating expenses	3,937	5,082	5,419	6,970
Loss from operations	(3,826)	(4,971)	(5,308)	(6,859)
Net loss	(3,828)	(4,972)	(5,306)	(6,848)
Net loss per unit attributable to common unit holders - basic and diluted	$(2.52)	$(3.17)	$(3.33)	$(4.28)

(22)	Subsequent Events

On January 26, 2018 the Company sold 5,130,000 shares of its common stock through a firm commitment, underwritten public offering at a price to the public of $9.75 per share.  On January 31, 2018, the underwriters elected to exercise their option to purchase 769,500 additional shares of common stock at the public offering price, less underwriting discounts and commissions.  As a result of the offering, including the exercise of the overallotment option, the Company received aggregate net proceeds of approximately $53.7 million, after underwriting discounts and commissions and other estimated offering expenses.