Form 10-Q
period 2018-03-31
SYNLOGIC, INC.
filed 2018-05-15
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 001-37566

SYNLOGIC, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	26-1824804 (I.R.S. Employer Identification No.)

301 Binney St., Suite 402 Cambridge, MA 02142 (Address of principal executive offices)	(617) 401-9975 (Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2018, there were 25,450,808 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•

our need to add personnel and financial and management information systems to support our product development and potential future commercialization efforts, and to enable us to operate as a public company; and

•	other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors”.

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

SYNLOGIC, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$27,185	$58,440
Short-term marketable securities	98,618	28,585
Prepaid expenses and other current assets	2,057	1,564
Total current assets	127,860	88,589
Property and equipment, net	13,704	9,783
Restricted cash	1,097	1,097
Other assets	—	230
Total assets	$142,661	$99,699
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,336	$2,679
Accrued expenses	4,237	4,823
Deferred revenue	434	444
Deferred rent	621	656
Capital lease obligations	382	425
Total current liabilities	7,010	9,027
Long-term liabilities:
Deferred revenue, net of current portion	—	668
Deferred rent, net of current portion	6,483	4,500
Capital lease obligations, net of current portion	401	466
Total long-term liabilities	6,884	5,634
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, $0.001 par value
5,000,000 shares authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2018 and December 31, 2017. 22,172,117 and 16,272,617 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.	22	16
Additional paid-in capital	211,351	156,685
Accumulated other comprehensive loss	(111)	(9)
Accumulated deficit	(82,495)	(71,654)
Total stockholders' equity	128,767	85,038
Total liabilities and stockholders' equity	$142,661	$99,699

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share/unit and per share/unit amounts)

	For the three months ended
	March 31, 2018	March 31, 2017
Revenue	$354	$111
Operating expenses:
Research and development	8,361	5,118
General and administrative	3,629	2,367
Total operating expenses	11,990	7,485
Loss from operations	(11,636)	(7,374)
Other income (expense):
Interest and investment income	486	16
Interest expense	(14)	(8)
Other expense	(1)	(2)
Other income (expense), net	471	6
Net loss	$(11,165)	$(7,368)

Net loss per share attributable to common shareholders - basic and diluted	$(0.55)	$—
Weighted-average common shares used in computing net loss per share attributable to common shareholders - basic and diluted	20,145,881	—

Net loss per unit attributable to common unit holders - basic and diluted	$—	$(4.49)
Weighted-average common units used in computing net loss per unit attributable to common unit holders - basic and diluted	—	1,640,367

Comprehensive loss:
Net loss	$(11,165)	$(7,368)
Net unrealized losses on marketable securities	(102)	—
Comprehensive loss	$(11,267)	$(7,368)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(11,165)	$(7,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	681	222
Loss on disposal of property and equipment	2	—
Equity-based compensation expense	919	130
Accretion/amortization of investment securities	(171)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(493)	320
Accounts payable and accrued expenses	(2,975)	(41)
Deferred revenue	(354)	(111)
Deferred rent	295	(63)
Other assets	230	7
Net cash used in operating activities	(13,031)	(6,904)
Cash flows from investing activities:
Purchases of marketable securities	(74,964)	—
Proceeds from maturity of marketable securities	5,000	—
Purchases of property and equipment	(1,904)	(125)
Net cash used in investing activities	(71,868)	(125)
Cash flows from financing activities:
Payments on capital lease obligations	(108)	(60)
Proceeds from sale of common stock, net of issuance costs	53,752	—
Proceeds from sale of preferred units, net of issuance costs	—	26,649
Net cash provided by financing activities	53,644	26,589
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,255)	19,560
Cash, cash equivalents and restricted cash at beginning of period	59,537	14,636
Cash, cash equivalents and restricted cash at end of period	$28,282	$34,196
Supplemental disclosure of non-cash investing activities:
Landlord funded allowance for tenant improvements	$1,653	$—
Property and equipment purchases included in accounts payable and accrued expenses	$1,047	$18
Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$14	$8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (“Synlogic” or the “Company”), is a clinical-stage biopharmaceutical company focused on advancing its drug discovery and development platform for Synthetic Biotic™ medicines, which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform applying the principles and tools of synthetic biology to engineer beneficial probiotic bacteria to perform or deliver critical therapeutic functions. As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, by compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Synlogic’s goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit.

Synlogic, Inc. (“Private Synlogic” when referred to prior to the Merger (as defined below)) was founded and began operations on March 14, 2014, as TMC Therapeutics, Inc., located in Cambridge, Massachusetts. On July 15, 2014, TMC Therapeutics, Inc. changed its name to Synlogic, Inc. On July 2, 2015, the common and preferred stockholders of Private Synlogic executed the Synlogic, LLC Contribution Agreement (the “Contribution Agreement”), pursuant to which such common and preferred stockholders contributed such stockholders’ equity interests in Private Synlogic in exchange for common and preferred units in a newly formed parent company named Synlogic, LLC. In addition, Synlogic IBDCo, Inc. (“IBDCo”) was formed as a subsidiary of Synlogic, LLC (the “2015 Reorganization”). In conjunction with the 2015 Reorganization, Private Synlogic entered into a license, option and merger agreement with AbbVie S.à.r.l. (“AbbVie”), for the development of treatments for inflammatory bowel disease (“IBD”). See Note 12, AbbVie Collaboration Agreement.

In May 2017, Private Synlogic completed a reorganization (the “2017 Reorganization”) pursuant to which Synlogic, LLC merged with and into Private Synlogic, with Private Synlogic continuing as the surviving corporation.

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (“Mirna”), completed its business combination with Private Synlogic pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (“Merger Sub”), and Private Synlogic (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the “Merger”). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). See Note 3, Merger with Mirna Therapeutics.

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

Risks and Uncertainties

At March 31, 2018, the Company had $125.8 million in cash, cash equivalents, and marketable securities, $1.1 million of restricted cash and an accumulated deficit of $82.5 million. Since its inception through March 31, 2018, the Company has primarily financed its operations through the issuance of preferred stock and units, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. In January 2018, the Company sold a total of 5,899,500 shares of its common stock in a firm commitment, underwritten public offering at a price of $9.75 per share.  The Company received $53.8 million in net proceeds from this offering, after underwriting discounts and commission and other offering expenses. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2018, have had no material changes during the three months ended March 31, 2018, other than our adoption of ASC 606 (as defined below) which is discussed in detail in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2017 and 2016 audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018. The December 31, 2017 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2018 and 2017.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other interim period or future year or period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, or ASC 605, and creates ASC 606, Revenue from Contracts with Customers. In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company has entered into collaboration agreements for research and development services, under which the Company licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Any variable consideration is constrained, and therefore the cumulative revenue associated with the consideration is not recognized, until it is deemed not be at significant risk of reversal.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements for which the collaboration partner is also a customer, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses significant judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to the goods and services the Company expects to provide. The Company uses estimates to determine the timing of satisfaction of performance obligations, which may include the use of full time employees (“FTE”) as a measure of satisfaction of performance obligations.

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

Licenses of Intellectual Property

In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Research and Development Services

If an arrangement is determined to contain a promise or obligation for the company to perform research and development services, the Company must determine whether these services are distinct other promises in the arrangement. In assessing whether the services are distinct from the other promises, the Company considers the capabilities of the customer to perform these same services. In addition, the Company considers whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For research and development services that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, that is, the option to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on an alternative approach when the goods or services are both (i) similar to the original goods and services in the contract and (ii) provided in accordance with the terms of the original contract. Under this alternative, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to a material right are not recognized as revenue until the option is exercised and the performance obligation is satisfied.

Milestone Payments

At the inception of each arrangement that includes milestone payments, the Company evaluates whether a significant reversal of cumulative revenue provided in conjunction with achieving the milestones is probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. For other milestones, the Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal of cumulative revenue would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Contract costs

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. As a practical expedient, the Company recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. To date, the Company has not incurred any incremental costs of obtaining a contract with a customer.

For additional discussion of accounting for collaboration revenues, see Note 12, AbbVie Collaboration Agreement.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Impact of Adoption

As a result of adopting ASC 606 on January 1, 2018, the Company has recorded a cumulative-effect decrease to opening accumulated deficit of $0.3 million as of January 1, 2018 and a corresponding decrease to deferred revenue. Total revenue recorded in the three months ended March 31, 2018 under ASC 606 was $0.4 million, as compared to $0.1 million that would have been recorded under ASC 605. Deferred revenue as of March 31, 2018 was $0.4 million under ASC 606, as compared to a balance of $1.0 million which would have resulted under ASC 605.

The most significant changes relate to the Company’s revenue recognition pattern for the AbbVie Collaboration Agreement and the accounting for milestone payments.

Under ASC 605, the Company was recognizing the revenue allocated to each unit of accounting on a straight‑line basis over the period the Company is expected to complete its obligations. Under ASC 606, the Company is recognizing the revenue allocated to each performance obligation measuring progress using an input method over the period the Company is expected to complete each performance obligation.

Under ASC 605, the Company recognized revenue related to milestone payments as the milestone was achieved, using the milestone method. Under ASC 606, the Company determined that the milestones at the beginning of certain research and development phases represent a 90-day contract with daily customer renewal options for the Company’s continued research and development services.  As a result, revenue from these milestones is recognized over a performance obligation consisting of the next phase of research and development services.  For further discussion of the adoption of this standard, see Note 12, AbbVie Collaboration Agreement.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting. The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The new standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The Company adopted this standard as of January 1, 2018 and it did not have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018, have had no material changes during the three months ended March 31, 2018, except as described below.

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

In February 2018, the FASB issued ASU 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220), which provides amended guidance on income tax accounting. The amended guidance permits the reclassification of the income tax effect on amounts recorded within other comprehensive income impacted by the Tax Cuts and Jobs Act into retained earnings. The amended guidance is effective for periods ending after December 15, 2018 and applies only to those amounts remaining in Other Comprehensive Income at the date of enactment of the Act. The amended guidance may be adopted on either a retrospective basis or at the beginning of the period of adoption. The Company is assessing the potential impact of the amended standard.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The standard amends Accounting Standards Codification 740, Income Taxes (“ASC 740”), to provide guidance on accounting for the tax effects of the Tax Act pursuant to Staff Accounting Bulletin No. 118. The Company is currently evaluating the new guidance included in ASU 2018-05, but does not expect it to have a material impact on its consolidated financial statements.

(3)	Merger with Mirna Therapeutics

On August 28, 2017, Synlogic, Inc., formerly known as Mirna, completed its business combination with Private Synlogic in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (“Merger Sub”), and Private Synlogic (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna. On August 25, 2017, in connection with, and prior to the completion of, the Merger, Mirna effected a 1:7 reverse stock split of its common stock (the “Reverse Stock Split”), and on August 28, 2017, immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). Pursuant to the terms of the Merger Agreement and after giving effect to the Reverse Stock Split, at the effective time of the Merger (the “Effective Time”), each outstanding share of Private Synlogic capital stock was converted into the right to receive approximately 0.5532 shares of Mirna common stock (the “Exchange Ratio”).  In addition, at the Effective Time, Mirna assumed all outstanding options to purchase shares of Private Synlogic common stock, which were exchanged for options to purchase shares of Mirna common stock, in each case appropriately adjusted based on the Exchange Ratio.  Mirna also assumed the 2017 Plan.  Immediately after the Merger, there were 16,282,496 shares of common stock outstanding.

For accounting purposes, Private Synlogic is considered to have acquired Mirna in the Merger. Private Synlogic was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) Private Synlogic stockholders owned approximately 83% of the combined company immediately following the closing of the Merger, (ii) Private Synlogic directors held five of the seven board seats in the combined company, and (iii) Private Synlogic management held all key positions in the management of the combined company. The Merger was accounted for as an asset acquisition rather than a business combination because the assets acquired and liabilities assumed by the Company did not meet the definition of a business as defined by ASU 2017-01. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values as of August 28, 2017, the date the Merger was completed (the “Merger Closing Date”). For additional disclosure related to the Merger, see Note 3, Merger with Mirna, in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

(4)	Fair Value of Financial Instruments

The table below presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

At March 31, 2018 and December 31, 2017, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	March, 31	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$15,816	$15,816	$—	$—
Corporate debt securities (included in cash and cash equivalents)	1,246	—	1,246	—
Corporate debt securities (included in short- term investments)	98,618	—	98,618	—
Total	$115,680	$15,816	$99,864	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$21,301	$21,301	$—	$—
Corporate debt securities (included in cash and cash equivalents)	11,405	—	11,405	—
Corporate debt securities (included in short- term investments)	28,585	—	28,585	—
Total	$61,291	$21,301	$39,990	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities.  Capital lease obligations at March 31, 2018 and December 31, 2017 approximate fair value as they bear interest at a rate approximating a market interest rate.

(5)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$98,729	$7	$(118)	$98,618
Total	$98,729	$7	$(118)	$98,618

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$28,593	$1	$(9)	$28,585
Total	$28,593	$1	$(9)	$28,585

The contractual maturity of all securities held at March 31, 2018 was one year or less.  There were 30 and seven investments in an unrealized loss position at March 31, 2018 and December 31, 2017, respectively, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at March 31, 2018 and December 31, 2017 was $86.3 million and $19.3 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at March 31, 2018.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(6)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Laboratory equipment	$3,936	$2,999
Computer and office equipment	739	354
Furniture and fixtures	409	220
Leasehold improvements	8,504	2,308
Construction in progress	1,389	7,017
	14,977	12,898
Less accumulated depreciation	(1,273)	(3,115)
	$13,704	$9,783

At March 31, 2018 and December 31, 2017, leasehold improvements include $6.6 million and $1.3 million of lessor-paid tenant improvements for which the Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns.  Also, at December 31, 2017, construction in progress contained $5.0 million of lessor-paid tenant improvements that were placed in service in the first quarter of 2018, for which the Company was deemed to be the accounting owner primarily because it was responsible for project cost overruns.

The Company has entered into leases for certain laboratory equipment which were capital leases. The leases had either a present value of expected payments in excess of 90% of the fair value of the equipment or a bargain purchase option at the end of the lease. As such, as of March 31, 2018 and December 31, 2017 the Company had $1.3 million and $1.4 million, respectively, of assets under a capital lease, having accumulated depreciation of $0.2 million in both periods.

(7)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Payroll related	$823	$1,721
Professional fees	671	805
Research and development	1,028	2,027
Other	1,715	270
	$4,237	$4,823

Other accrued expenses include $1.3 million and $31,000 in partially-completed fixed assets recorded in construction in progress at March 31, 2018 and December 31, 2017, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

On January 26, 2018, the Company sold 5,130,000 shares of its common stock through a firm commitment, underwritten public offering at a price to the public of $9.75 per share.  On January 31, 2018, the underwriters elected to exercise their option to purchase 769,500 additional shares of common stock at the public offering price, less underwriting discounts and commissions.  As a result of the offering, including the exercise of the overallotment option, the Company received aggregate net proceeds of $53.8 million, after underwriting discounts and commissions and other offering expenses.

At March 31, 2018, the Company held repurchase or forfeiture rights relating to 360,527 shares of common stock. The repurchase rights are at a price equal to the initial purchase price by the founders of Private Synlogic, adjusted by the Merger Exchange Ratio. The repurchase right lapses over time and is exercisable should the founders cease providing services to the Company prior to the end of a four-year period which began in April or May 2014, as the case may be. The forfeiture right lapses over time and is triggered when a holder ceases providing services to the Company.  As of March 31, 2018 and December 31, 2017, the Company has exercised its repurchase right as to 41,819 shares of common stock and 16,111 shares of common stock have been forfeited back to the Company.

(9)	Preferred Stock

Preferred Stock of Synlogic, Inc.

The Company’s preferred stock may be issued from time to time in one or more series, with each such series to consist of such number of shares and to have such terms as adopted by the board of directors. Authority is given to the board of directors to determine and fix such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitation or restrictions thereof, including without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences.  At March 31, 2018 and December 31, 2017, no shares of preferred stock had been issued.

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

Pursuant to, and at the time of, the 2017 Reorganization, preferred stock was granted to all holders of preferred units. The Private Synlogic preferred stock had substantially similar rights and preferences as the preferred units, except that the preferred stock was convertible into common stock at the option of the holder, on a one-for-one basis, subject to an anti-dilution adjustment.  Conversion of the preferred stock would have been automatically triggered upon a firm-commitment underwritten public offering or upon a supermajority preferred interest vote. For a description of the rights and preferences of the preferred stock of Private Synlogic, refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

(10)	Preferred Units

Prior to the 2017 Reorganization, the Company had one class of contingently redeemable preferred units and two classes of convertible preferred units.

Pursuant to the 2015 Reorganization, each share of the Company’s Series A Preferred Stock and Series A Contingently Redeemable Preferred Stock was exchanged for a like type and number of the Company’s Class A Preferred Units and Contingently Redeemable Class A Preferred Units, respectively. Refer to the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018, for detail on the rights and preferences of Private Synlogic’s Preferred Units.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(11)	Equity‑based Compensation and Equity Incentive Plans

The Company is displaying all equity in its post-Merger amounts, as impacted by the Exchange Ratio.

Equity Plans

The Company has a number of equity plans, two of which are currently active.

The 2015 Equity Incentive Award Plan (the “2015 Plan”) was adopted by Mirna in 2015 and remains active after the Merger, now functioning as the primary equity plan for the Company. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards.. Pursuant to the evergreen provision of the 2015 Plan, which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 813,630 shares to the 2015 Plan on January 1, 2018.

The 2017 Stock Incentive Plan (the “2017 Plan”) was adopted by Private Synlogic in 2017 at the time of the 2017 Reorganization and assumed by the Company during the Merger.  The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

As of March 31, 2018, there were 425,133 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

For a full description of the Company’s equity plans, refer to Note 12, Equity-based Compensation and Equity Plans in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

Stock Options

There were no options issued during the three months ended March 31, 2017. The following table summarizes stock option activity during the three months ended March 31, 2018, as adjusted for the Exchange Ratio under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term	(in thousands)
Outstanding at December 31, 2017	1,267,221	$13.62	9.6	$—
Granted	479,096	10.01	9.9	—
Exercised	—	—		—
Forfeited	(4,790)	13.53	9.2
Outstanding at March 31, 2018	1,741,527	12.63	9.5	$—

Vested or expected to vest at March 31, 2018	1,741,527	12.63	9.5	—

Exercisable at March 31, 2018	198,944	13.62	9.1	$—
(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at March 31, 2018 and December 31, 2017.  No options were in the money at March 31, 2018 or December 31, 2017.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

As of March 31, 2018, there was $11.4 million of unrecognized share-based compensation related to employees for unvested stock option grants which is expected to be recognized over a weighted average period of 3.1 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was $0.1 million of unrecognized share-based compensation, related to unvested stock option grants to non-employees which is expected to be recognized over a weighted average period of 0.7 years. The amount of equity-based compensation expense related to non-employees that will ultimately be recorded will depend on the remeasurement of the outstanding awards through their vesting date.

Restricted Common Stock

The following table shows restricted stock activity during the three months ended March 31, 2018:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2017	375,479	$13.55
Granted	—	—
Vested	(55,313)	13.53
Forfeited	—	—
Unvested at March 31, 2018	320,166	$13.56

As of March 31, 2018, there was $0.5 million of unrecognized share-based compensation related to restricted stock awards granted to employees, which is expected to be recognized over a weighted average period of 1.9 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was $33,000 of unrecognized share-based compensation, related to unvested restricted stock awards granted to non-employees which is expected to be recognized over a weighted average period of 0.4 years.

Incentive Units

Prior to the 2017 Reorganization described above, incentive units were issued by Synlogic, LLC under the 2015 LLC Plan.

No incentive units were issued during the three months ended March 31, 2017. In May 2017, all incentive units were cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no unrecognized compensation expense related to incentive units as of March 31, 2018.

Restricted Common Units

Prior to the 2017 Reorganization described above, restricted common unit awards were issued by Synlogic, LLC under the 2015 LLC Plan. No restricted common unit awards were issued during the three months ended March 31, 2017. In May 2017, the restricted common unit award was cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no unrecognized compensation expense related to unvested restricted common units as of March 31, 2018.

Equity Compensation

The Company recorded total equity-based compensation expense of $0.9 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. Equity compensation during the three months ended March 31, 2018 is derived from stock options and restricted stock awards, while equity compensation during the three months ended March 31, 2017 was derived from incentive units and restricted common units.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Research and development	$377	$59
General and administrative	542	71
	$919	$130

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31,
	2018	2017
Stock options	$773	$—
Restricted stock awards	146	—
Incentive units	—	$96
Restricted common units	—	34
	$919	$130

(12)	AbbVie Collaboration Agreement

In July 2015, the Company entered into the AbbVie Agreement under which the Company granted AbbVie an exclusive option to purchase IBDCo and, in exchange, agreed to collaborate in researching and developing an Investigatory New Drug (“IND”) candidate for the treatment of IBD. The AbbVie Agreement sets forth the Company’s and AbbVie’s respective obligations for development and delivery of an IND candidate package using reasonable commercial efforts.

In exchange for the exclusive option to acquire IBDCo, initial research and development services for drug discovery and pre-clinical development, and participation on the joint research committee (“JRC”), AbbVie agreed to pay IBDCo an upfront, nonrefundable cash payment of $2.0 million, which IBDCo received in December 2015. AbbVie also agreed to pay IBDCo up to $16.5 million in milestone payments associated with specified research and pre-clinical events, which were determined to represent customer options for accounting purposes, as well as an option exercise fee upon the execution of their option to buy IBDCo and other royalty and milestone payments. The upfront cash payment and any payments for option fees and royalties are non-refundable, non-creditable and not subject to set-off.

The research and development will be performed by the Company over an estimated period of 54 months according to four phases of research defined in the research plan. The Company is eligible to receive payments from AbbVie upon the election to continue the research and development at the achievement of certain milestone events. The JRC will make a determination as to the continuation of the collaboration at the achievement of research and pre-clinical milestones, except for the final milestone, which AbbVie has the discretion to determine achievement without the approval of the JRC. If the parties make the determination to continue on with the AbbVie Agreement upon achievement of each milestone event, then AbbVie will pay the consideration associated with that milestone and the collaboration will continue through the remaining term of the option to purchase IBDCo, which is 54 months. However, AbbVie has the right to terminate the contract at any time with 90-days’ notice.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, AbbVie, is a customer. The Company identified the following material promises at the outset of the arrangement: (1) a non-exclusive royalty-free research and development license; (2) research and development services for pre-clinical activities under the research plan through to the first research and development phase (or an estimated 17 months); (3) three option rights for AbbVie to continue the collaboration as related to three phases of research and development; (4) participation on the JRC; and (5) the transfer of ownership of IBDCo upon exercise of the option to buy IBDCo. The Company determined that the license and research and development activities were not distinct from one another. Participation on the JRC to oversee the research and development activities was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. As such, the Company determined that the license and research and development services should be combined into a single performance obligation.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The Company evaluated the milestone payments, which represent customer options as described above, and the option to purchase IBDCo, to determine whether they provide AbbVie with any material rights. The Company concluded that the options were not issued at a significant and incremental discount, and therefore do not provide material rights. As such, they were excluded as performance obligations at the outset of the arrangement. If AbbVie elects to exercise the options, the additional consideration will be added to the transaction price and allocated to the resulting performance obligations.

Based on these assessments, the Company identified one performance obligation at the outset of the AbbVie Agreement, which consists of: (1) the non-exclusive license and (2) the research and development activities through the first research and development phase.

At the outset of the arrangement, the transaction price includes only the $2.0 million up-front consideration received which was allocated to the single performance obligation. The option exercise fees ($16.5 million for the milestones and the IBDCo purchase option exercise fee) that may be received are excluded from the transaction price until each customer option is exercised. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

In May 2017, the Company completed the research and development services for the first phase of the research plan and was paid $2.0 million to commence the second phase of the research plan.  At this time,  the $2.0 million was added to the transaction price and allocated to a new performance obligation consisting of the underlying license and research and development services to be performed over the second phase of the research plan. Upon the Company’s completion of these activities, AbbVie has the ability to continue the collaboration and make additional payments based on the achievement of specific events outlined in the AbbVie agreement.

Revenue associated with these performance obligations is recognized as the research and development services are provided using an input method, according to the FTEs incurred. The research and development activities are expected to be performed over a period of 54 months. The transfer of control occurs over time and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

Through March 31, 2018, the Company had recognized revenue of $3.6 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the AbbVie Agreement. Deferred revenue related to the AbbVie Agreement amounted to $0.4 million as of March 31, 2018, all of which is included in current liabilities.

(13)	Net Loss per Share/Unit

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

The Company computed basic and diluted net loss per share/unit using the two-class method, which gives effect to the impact of outstanding participating securities. As the three months ended March 31, 2018 and 2017 resulted in net losses attributable to common stockholders/unit holders, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted net loss per share/unit because the preferred stockholders/unit holders do not participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders/unit holders, diluted net loss per share/unit attributable to common stockholders/unit holders is the same as basic net loss per share/unit attributable to common stockholders/unit holders, since dilutive common stock/units are not assumed to have been issued if their effect is anti-dilutive.

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

	As of March 31,
	2018	2017
Unvested restricted common unit awards	—	196,425
Unvested restricted common stock awards	320,166	—
Outstanding options to purchase common stock	1,741,527	—

(14)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018, have had no material changes during the three months ended March 31, 2018, except as described below.

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space in Cambridge, Massachusetts.  Annual rent is $3.1 million.  The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and a landlord-paid allowance for tenant improvements of $6.6 million. In conjunction with the tenant improvements, the Company has made an additional commitment of $2.7 million, of which it has paid $1.7 million. In conjunction with the lease, the Company established a letter of credit of $1.0 million secured by cash balances included in restricted cash on the Company’s consolidated balance sheets.

In July 2017, the Company entered into an agreement to terminate its existing lease of laboratory and office space in Cambridge, Massachusetts at a date that is 30 days after the commencement of its new lease. No penalties are associated with the termination of the lease. As a result of the agreement to terminate its lease, the Company revised its estimate of the remaining amortization period of the deferred rent and its estimate of the remaining useful life our leasehold improvements associated with the 200 Sidney Street facility from 63 months to seven months. The Company vacated the Sidney Street facility in February 2018.

(15)	Subsequent Events

On April 10, 2018, the Company completed a registered direct offering of 3,280,000 shares at a price of $9.15 per share. After expenses, the Company generated approximately $28.9 million in net proceeds from the offering.

On May 10, 2018, the Company announced the resignation of its President and Chief Executive Officer, Jose-Carlos Gutiérrez-Ramos.  The Company expects to incur severance related costs, as well as additional non-cash equity-based compensation expense associated with the modification of certain equity awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2017 and 2016 included in our Annual Report on Form 10-K filed on March 20, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Please see “Risk Factors” beginning on page 27 for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

Overview

Recent Developments

Recent Offerings of Synlogic Common Stock

In April 2018, we sold 3,280,000 shares of our common stock at a price of $9.15 per share in a registered direct offering.  After expenses, we generated approximately $28.9 million in net proceeds from the offering.

In January 2018, we sold 5,899,500 shares of our common stock through a firm commitment, underwritten public offering at a price to the public of $9.75 per share. As a result of the offering, including the exercise of the overallotment option, we received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $53.8 million.

Merger with Mirna

In August 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed its business combination with Synlogic, Inc. (Private Synlogic when referred to prior to the Merger) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (Merger Sub), and Private Synlogic (the Merger Agreement), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the Merger).  As part of the Merger, Mirna was renamed Synlogic, Inc. (Public Synlogic) and Private Synlogic was renamed Synlogic Operating Company, Inc. Following completion of the Merger, Private Synlogic, now known as Synlogic Operating Company, Inc., is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Synlogic. The Merger was accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Synlogic treated as the accounting acquirer of Mirna. As a result of the Merger, historical common stock, stock options and additional paid-in capital, including share and per share amounts, were retroactively adjusted to reflect the equity structure of Public Synlogic, including the effect of the Merger exchange ratio and the Public Synlogic common stock par value of $0.001 per share. Pursuant to the terms of the Merger Agreement and after giving effect to a reverse stock split, at the effective time of the Merger (the Effective Time), each outstanding share of Private Synlogic capital stock was converted into the right to receive approximately 0.5532 shares of Mirna common stock (the Exchange Ratio). In addition, at the Effective Time, Mirna assumed all outstanding options to purchase shares of Private Synlogic common stock, which were exchanged for options to purchase shares of Mirna common stock, in each case appropriately adjusted based on the Exchange Ratio.  Mirna also assumed the Synlogic 2017 Stock Incentive Plan (the 2017 Plan).   See Note 3, Merger with Mirna Therapeutics, for additional discussion of the Merger and the Exchange Ratio.

Business

We are a clinical-stage biopharmaceutical company focused on advancing our drug discovery and development platform for Synthetic Biotic™ medicines, which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated from our proprietary drug discovery and development platform, applying the principles and tools of synthetic biology to engineer beneficial probiotic bacteria to perform or deliver critical therapeutic functions.  As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Our goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit.

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

Our two lead therapeutic programs are being developed for the treatment of hyperammonemia and phenylketonuria (PKU). SYNB1020, our first therapeutic program, is an oral therapy intended for the treatment of patients with liver disease and hepatic encephalopathy (HE) and in patients with urea cycle disorders (UCD). In these conditions ammonia accumulates in the body and becomes toxic leading to neurocognitive crisis and risk of long-term cognitive or behavioral impairment, coma or death. SYNB1020 has received both Fast Track Designation and Orphan Drug Designation for UCD from the U.S. Food and Drug Administration (the FDA). We initiated a Phase 1 clinical trial in June 2017 to evaluate the safety and tolerability of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe and well-tolerated and achieved proof of mechanism. In April 2018, we announced that we dosed the first patient in our Phase 1b / 2a clinical trial in patients with cirrhosis and elevated blood ammonia. This trial is designed to evaluate the safety and tolerability of SYNB1020 as well as the ability of SYNB1020 to lower systemic levels of ammonia. We also intend to conduct a clinical trial of SYNB1020 in UCD patients.  Timing of initiation of this study will be informed by a number of factors including data from our Phase 1b / 2a study in patients with cirrhosis.

Our second program, SYNB1618, is an oral therapy intended for the treatment of PKU, an IEM in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess circulating Phe, resulting in normalization of levels in the blood and tissues. SYNB1618 has received both Fast Track Designation and Orphan Drug Designation from the FDA. We dosed our first subject in a Phase 1 / 2a clinical trial of SYNB1618 in April 2018.

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

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases, including acquired metabolic diseases, inflammation and cancer. Synthetic Biotic medicines are designed to deliver combinations of complementary therapeutics locally to treat these complex disease states. Our portfolio of immuno-oncology (IO) programs is designed to deliver a combination of activities to modify the tumor microenvironment, activate the immune system and facilitate tumor reduction.  In 2018, we intend to select a Synthetic Biotic clinical candidate in our IO program and thereafter advance it into preclinical studies to enable filing of an IND application with the FDA.

We have established a collaboration with Ginkgo Bioworks, a privately held synthetic biology company, to discover new living medicines to treat neurological and liver disorders. We also have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of inflammatory bowel disease (IBD) such as Crohn’s disease and ulcerative colitis. We may consider entering into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have received approximately $238.2 million in proceeds to date as we financed our operations through approximately $110.7 million in aggregate net proceeds from the sale of Private Synlogic preferred stock and Synlogic, LLC preferred units, approximately $0.4 million in a convertible promissory note with one of our investors, which was converted into Private Synlogic preferred stock, approximately $4.0 million in payments received under the AbbVie Agreement, approximately $40.4 million from our merger with Mirna, net of transaction costs, and approximately $82.7 million in total net proceeds from the sale of our common stock in our common stock offerings in January 2018 and April 2018.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $11.2 million and $7.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $82.5 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue to date is generated from our collaboration agreement with AbbVie.  The collaboration agreement contains multiple deliverables, which include an exclusive option for AbbVie to acquire IBDCo and research and development milestones.  See Note 12, AbbVie Collaboration for a full discussion of the AbbVie Agreement. We expect our revenue to fluctuate for the foreseeable future as it is principally based on the achievement of research and development milestones under our collaboration agreement with AbbVie.

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

	For the three months ended
	March 31,
	2018	2017
SYNB1020	$425	$992
SYNB1618	1,085	110
External pre-development candidate expenses and unallocated expenses	2,176	1,680
Internal research and development expenses	4,675	2,336
	$8,361	$5,118

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures.

Our critical accounting policies are described in our 2017 Annual Report on Form 10-K filed with the SEC on March 20, 2018. During the three months ended March 31, 2018, there were no material changes to our critical accounting policies, other than revenue recognition due to our adoption of ASC 606 (as defined in Note 2, Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q). We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

Our estimates and assumptions, including those related to revenue recognition and research and development expenses are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. The estimates and assumptions involved in our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determination of transaction price; (c) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and those estimates and assumptions involved in our contract research accrual process, particularly estimates of work completed to date; involve a greater degree of judgment, and therefore we consider revenue recognition and research and development expenses to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from our estimates under different assumptions or conditions.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	For the three months ended		Change
	March 31, 2018	March 31, 2017	$	%
	(in thousands)
Revenue	$354	$111	$243	219%
Operating expenses:
Research and development	8,361	5,118	3,243	63%
General and administrative	3,629	2,367	1,262	53%
Total operating expenses	11,990	7,485	4,505	60%
Loss from operations	(11,636)	(7,374)
Other income (expense):
Interest and investment income	486	16	470	2938%
Interest expense	(14)	(8)	(6)	75%
Other expense	(1)	(2)	1	-50%
Other income (expense), net	471	6
Net loss	$(11,165)	$(7,368)

Revenue

Revenue was $0.4 million for the three months ended March 31, 2018 as compared to $0.1 million for the three months ended March 31, 2017. The revenue for both periods is associated with the AbbVie collaboration. The increase in revenue of $0.3 million was the result of the adoption of ASC 606, as discussed in Note 2, Summary of Significant Accounting Policies.

Operating Expenses

Research and Development Expense

Research and development expense was $8.4 million for the three months ended March 31, 2018 compared to $5.1 million in the corresponding period in 2017. The increase in research and development expense of $3.2 million was primarily due to an increase of $1.3 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, as well as external development costs of $1.4 million, of which $1.0 million is associated with our SYNB1618 program, and $0.8 million of research and development support costs.  Support costs include increased rent and depreciation from our 301 Binney Street facility, which we occupied in February 2018. These increases were partially offset by decreases of $0.6 million in spending associated with our SYNB1020 program as our Phase 1 trial was completed.

General and Administrative Expense

General and administrative expense was $3.6 million for the three months ended March 31, 2018 compared to $2.4 million for the corresponding period in 2017. The increase of $1.3 million was primarily due to an increase of $0.8 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, as well as $0.4 million associated with professional fees related to our public reporting activities, which include audit fees, investor relations, and filing fees, $0.2 million in consulting and professional fees, and $0.2 million in support costs.  Support costs include rent and depreciation from our 301 Binney Street facility, which we occupied in February 2018. The increases were partially offset by a decrease in $0.4 million in legal fees associated with both corporate and patent legal expenses.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2018 was $0.5 million compared to $8,000 for the corresponding period in 2017. The increase in other income (expense) was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by an investment account acquired during the Merger with Mirna.  These increases were partially offset by an increase in interest expense associated with capital leases established during 2017.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of March 31, 2018, we had an accumulated deficit of approximately $82.5 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  At March 31, 2018, we had approximately $125.8 million in cash, cash equivalents, and marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus accrued interest, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2018, our cash, cash equivalents and marketable securities balance increased approximately $38.8 million.  The increase was primarily due to the net proceeds of approximately $53.8 million, from the sale of our common stock in January 2018. The increase was partially offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our capital leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Three months ended March 31,
	2018	2017
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(13,031)	$(6,904)
Investing activities	(71,868)	(125)
Financing activities	53,644	26,589
Net increase (decrease) in cash, cash equivalents and restricted cash:	$(31,255)	$19,560

Cash Flows from Operating Activities

Net cash used in operating activities was $13.0 million for the three months ended March 31, 2018.  The primary use of cash was our net loss of $11.2 million and a decrease in working capital of $3.2 million, primarily related to decreases in accounts payable and accrued expenses. These uses of cash were partially offset by $1.4 million of non-cash items including depreciation and equity-based compensation.

Net cash used in operating activities was $6.9 million for the three months ended March 31, 2017.  The primary use of cash was our net loss of $7.4 million. This use of cash was partially offset by non-cash items of $0.4 million related to equity compensation and depreciation, and an increase of $0.1 million in working capital primarily from an increase in prepaid research and development expenses and decreases in deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $71.9 million and resulted primarily from the purchases of securities of $75.0 million and the purchases of property and equipment of $1.9 million. These uses were partially offset by proceeds from the maturity of marketable securities of $5.0 million.

Net cash used in investing activities for the three months ended March 31, 2017 was $0.1 million and resulted primarily from the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 totaled $53.6 million as a result of the $53.8 million in net proceeds from the sale of our common stock in January 2018, partially offset by payments on our capital leases.

Net cash provided by financing activities for the three months ended March 31, 2017 totaled $26.6 million as a result of the $26.6 million in net proceeds from the sale of Class B preferred units in March 2017, partially offset by payments on our capital leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of March 31, 2018, as well as additional milestone payments from our current and future collaborators, our January 2018 and April 2018 common stock offerings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 20, 2018.

Related Party Transactions

For additional transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Related Party Transactions of Directors and Executive Officers of the Combined Organization – Synlogic Transactions” in our proxy statement filed with the SEC on April 27, 2018.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our performance and the performance of our subsidiaries.

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

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Cash and cash equivalents at March 31, 2018 consisted of cash, money market funds and corporate debt securities.  Our short-term investments consisted of corporate securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our instruments we do not believe that an increase or decrease in market rates would have a material impact on us. We do not currently hedge interest rate exposure.

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

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three months ended March 31, 2018 and 2017.

Item 4. Controls and Procedures

Definition and limitations of disclosure controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Changes in internal control over financial reporting

During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of ASC 606 (as defined in Note 2, Summary of Significant Accounting Policies). Except for any changes relating to this adoption, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $11.2 million and $7.4 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of approximately $82.5 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In June 2017, we initiated a Phase 1 clinical trial with SYNB1020, in April 2018, we announced that we dosed the first patient in our Phase 1b / 2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis, and in April 2018 we dosed our first subject in a Phase 1 / 2a clinical trial of SYNB1618, however all of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact, if any, will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse. This Quarterly Report on Form 10-Q does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional preclinical studies and/or clinical trials or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any anticipated periods of patent exclusivity for our product candidates and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

The approach we are taking to discover and develop novel therapeutics using synthetic biology to create novel medicines is unproven and may never lead to marketable products.

The scientific discoveries that form the basis for our efforts to generate and develop our product candidates are relatively recent. The scientific evidence to support the feasibility of developing drugs based on our approach is both preliminary and limited. Synthetic Biotic medicines represent a novel therapeutic modality and their successful development by us may require additional studies and efforts to optimize their therapeutic potential. Any product candidates that we develop may not demonstrate in patients the therapeutic properties ascribed to them in laboratory and other preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways. If we are not able to successfully develop and commercialize product candidates based upon this technological approach, we may never become profitable and the value of our capital stock may decline.

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

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as Synthetic Biotic therapeutics may be more expensive and take longer than for other, better known or more extensively studied therapeutic modalities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by the European Medicines Agency or national regulatory agencies may not be indicative of what the FDA, and vice versa, may require for approval and different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction. In addition, the FDA advised us that the clinical development of our first clinical candidate, SYNB1020, did not require submission to the National Institutes of Health’s (NIH) Recombinant DNA Advisory Committee (RAC), a committee that reviews human gene transfer protocols. Nevertheless, if RAC review is deemed necessary by one or more of our clinical trial sites that receives NIH funding, our clinical trials could be delayed. Our product candidates do not involve gene transfers to humans, and we believe that they do not meet any of the criteria for that type of review. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

Clinical trials by their nature utilize a sample of the potential patient population. However, with a limited number of patients and limited duration of exposure, we cannot be fully assured that uncommon or severe side effects of our product candidates will be uncovered. Such side effects may only be uncovered with a significantly larger number of patients exposed to the drug. If such safety problems occur or are identified after a product candidate reaches the market, the FDA may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product. Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, even if approved, and could significantly harm our business, results of operations, and prospects.

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

Even though we have obtained orphan drug designation for certain of our product candidates and intend to seek orphan drug designation for other product candidates, there is no assurance that we will be the first to obtain marketing approval for any particular rare indication. Further, even though we have obtained orphan drug designation for certain of our product candidates, or even if we obtain orphan drug designation for other potential product candidates, such designation may not effectively protect us from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved, the FDA can subsequently approve a competing drug for the same condition for several reasons, including, if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for FDA Fast-Track designation. We were awarded Fast-Track designation for SYNB1020 in June 2017 and for SYNB1618 in April 2018. Fast-Track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast-Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast-Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast-Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Risks Related to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to Synthetic Biotic medicines, product candidates and processes for our development pipeline through acquisitions and in-licenses.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of Synthetic Biotic medicines. We are aware of U.S. and foreign patents and pending patent applications owned by third parties that cover similar therapeutic uses as the product candidates we are developing. We are currently monitoring these patents and patent applications. We may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of these patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries, particularly some developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing products in violation of our proprietary rights. Proceedings to enforce our patents and other intellectual property rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, such proceedings could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Synthetic biotic medicines are complex and difficult to manufacture. We could experience production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business. Issues with the manufacturing process, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in lot failures, insufficient inventory, and product recalls.

Many factors common to the manufacturing of most biologics and drugs could also cause production interruptions, including raw materials shortages, raw material failures, growth media failures, equipment malfunctions, facility contamination, labor problems, natural disasters, disruption in utility services, terrorist activities, or acts of god beyond our control. We also may encounter problems in hiring and retaining the experienced specialized personnel needed to operate our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Any problems in our manufacturing processes or facilities could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs, result in delays in our clinical development or marketing schedules and harm our business

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP regulations. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform our obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Should our obligation under an indemnification provision exceed applicable insurance coverage or should we be denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage, or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Our Common Stock

Our common stock may be delisted from the Nasdaq Capital Market if we are unable to maintain compliance with Nasdaq’s continued listing standards.

Nasdaq imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq Capital Market. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, Nasdaq could send a deficiency notice to the company for not remaining in compliance with the minimum bid listing standards. During the year ended December 31, 2017 and the three months ended March 31, 2018, our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.

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

Based on the beneficial ownership of our common stock as of May 11, 2018, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 57% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of May 11, 2018, there were a total of 25,450,808 shares of our common stock outstanding.

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

Our current executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.7 million at March 31, 2018 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with Synlogic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As more fully described below, on May 10, 2018, we announced a CEO transition, appointing our Chief Medical Officer, Aoife Brennan, M.B., B.Ch., to serve as Interim President and Chief Executive Officer as successor to Jose Carlos Gutiérrez-Ramos, Ph. D. and naming our existing Chairman of the Board of Directors (the “Board”), Peter Barrett, to serve as the Executive Chairman of the Board and oversee a Board committee to conduct a search for a permanent CEO.

Separation of Chief Executive Officer and Resignation as Director

On May 10, 2018, Jose-Carlos Gutiérrez-Ramos notified our Board of his resignation as our President and Chief Executive Officer and as a member of our Board, effective immediately. Dr. Gutiérrez-Ramos’s resignation was not as a result of any disagreement with us on any matters related to our operations, policies or practices.

On May 10, 2018, we entered into an agreement (the “Letter Agreement”) with Dr. Gutiérrez-Ramos related to his resignation that provides Dr. Gutiérrez-Ramos severance and other benefits consistent with the terms of Dr. Gutiérrez-Ramos’s employment offer letter dated March 20, 2015 as amended to date, previously filed as Exhibits 10.8 and 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2017 (filed with the SEC on March 20, 2018).  In addition, pursuant to the terms of the Letter Agreement, Dr. Gutiérrez-Ramos will continue to vest in his previously granted restricted stock award grant dated May 14, 2015 until November 15, 2018.

The Letter Agreement includes a release of claims by Dr. Gutiérrez-Ramos against us. In connection with the entry into the Letter Agreement, Dr. Gutiérrez-Ramos agreed that he would continue to be subject to the Invention and Non-Disclosure Agreement and the Non-Compete and Non-Solicitation Agreement between us and Dr. Gutiérrez-Ramos that contains a covenant protecting our confidential information. In addition, Dr. Gutiérrez-Ramos agreed to be subject to a covenant not to make any statements that are professionally or personally disparaging about or adverse to our interests (including our officers, directors and employees) including, but not limited to, any statements that disparage any person, product, service, finances, financial  condition, capability  or any other aspect of our business, and that Dr. Gutiérrez-Ramos will not engage in any conduct that is intended to harm professionally or personally our reputation (including our officers, directors and employees).

The foregoing summary of the Letter Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Letter Agreement, which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Appointment of Interim President and Chief Executive Officer

In connection with Dr. Gutiérrez-Ramos’s resignation, on May 10, 2018, the Board appointed Aoife M. Brennan as our Interim President and Chief Executive Officer while the Board conducts a search for our next Chief Executive Officer. Dr. Brennan, age 43, has served as our Chief Medical Officer since the Merger and as Private Synlogic’s Chief Medical Officer since September 2016.  No family relationships exist between Dr. Brennan and any of our directors or executive officers. There are no arrangements or understandings between Dr. Brennan and any other person pursuant to which Dr. Brennan was selected as the Interim President and Chief Executive Officer, nor are there any transactions to which we are or were a participant and in which Dr. Brennan has a material interest subject to disclosure under Item 404(a) of Regulation S-K.  The Board has not yet determined whether any adjustments with respect to compensatory arrangements with Dr. Brennan will be made in connection with her appointment as Interim President and Chief Executive Officer.

Dr. Brennan joined Private Synlogic in September 2016 as Chief Medical Officer and is responsible for the oversight and direction of our clinical development strategy and operations. From May 2011 to August 2016, Dr. Brennan was Vice President and Head of the Rare Disease Innovation Unit at Biogen, a biotechnology company, where she was responsible for research and development of the Biogen rare disease portfolio, which involved programs ranging from pre-clinical to commercial, including the approval of ALPROLIXTM, ELOCTATETM and SPINRAZATM. From 2008 to 2011, Dr. Brennan was director of clinical development at Tolerx, Inc., a start-up biotechnology company focusing on immunotherapy for Type 1 diabetes. Dr. Brennan holds a medical degree from Trinity College in Dublin, Ireland and completed post-graduate training in internal medicine, endocrinology and metabolism. Dr. Brennan also completed post-doctoral training in clinical research and metabolism at the Beth Israel Deaconess Medical Center in Boston and is a graduate of the Harvard Medical School Scholars in Clinical Science Program.

Related Changes in the Board of Directors

In connection with Dr. Gutiérrez-Ramos’s resignation as a member of our Board, the Board reduced the size of our Board from seven directors to six directors and the number of Class I Directors of the Board was reduced from two to one.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1	Form of Subscription Agreement, dated as of April 6, 2018, by and among Synlogic, Inc. and the investors named therein.		8-K	April 6, 2018	001-37566

10.2#	Letter Agreement dated as of May 9, 2018, between Synlogic, Inc. and Jose-Carlos Gutiérrez-Ramos	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(*)

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Synlogic, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

#	Management contract or compensatory plans or agreements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018

SYNLOGIC, INC.

By:	/s/ Aoife brennan
Aoife Brennan
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Todd Shegog
Todd Shegog
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)