Form 10-Q
period 2018-06-30
SYNLOGIC, INC.
filed 2018-08-09
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 2, 2018, there were 25,430,948 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the success of our research and development efforts;
•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;
•	the time and costs involved in obtaining regulatory approvals for our product candidates;
•	the progress, timing and costs involved in developing manufacturing processes and agreements with third-party manufacturers;
•	the rate of progress and cost of our commercialization activities;
•	the success of our research and development efforts;
•	the expenses we incur in marketing and selling our product candidates;
•	the revenue generated by sales of our product candidates;
•	the emergence of competing or complementary technological developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish;
•	the acquisition of businesses, products and technologies;
•	our need to implement additional infrastructure and internal systems;
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

SYNLOGIC, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$26,627	$58,440
Short-term marketable securities	116,585	28,585
Prepaid expenses and other current assets	2,109	1,564
Total current assets	145,321	88,589
Property and equipment, net	14,594	9,783
Restricted cash	1,097	1,097
Other assets	61	230
Total assets	$161,073	$99,699
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,135	$2,679
Accrued expenses	6,548	4,823
Deferred revenue	179	444
Deferred rent	—	656
Capital lease obligations	341	425
Total current liabilities	8,203	9,027
Long-term liabilities:
Deferred revenue, net of current portion	—	668
Deferred rent, net of current portion	7,905	4,500
Capital lease obligations, net of current portion	345	466
Total long-term liabilities	8,250	5,634
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock, $0.001 par value
5,000,000 shares authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2018 and December 31, 2017. 25,432,849 and 16,272,617 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.	25	16
Additional paid-in capital	241,756	156,685
Accumulated other comprehensive loss	(75)	(9)
Accumulated deficit	(97,086)	(71,654)
Total stockholders' equity	144,620	85,038
Total liabilities and stockholders' equity	$161,073	$99,699

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share/unit and per share/unit amounts)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue	$254	$2,111	$608	$2,222
Operating expenses:
Research and development	10,872	8,532	19,233	13,650
General and administrative	4,734	3,036	8,363	5,403
Total operating expenses	15,606	11,568	27,596	19,053
Loss from operations	(15,352)	(9,457)	(26,988)	(16,831)
Other income (expense):
Interest and investment income	776	81	1,262	97
Interest expense	(12)	(7)	(26)	(15)
Other expense	(3)	(5)	(4)	(7)
Other income (expense), net	761	69	1,232	75
Net loss	$(14,591)	$(9,388)	$(25,756)	$(16,756)

Net loss per share attributable to common shareholders - basic and diluted	$(0.59)	$(4.70)	$(1.14)	$(9.20)
Weighted-average common shares used in computing net loss per share attributable to common shareholders - basic and diluted	24,803,379	1,997,228	22,503,802	1,821,736

Comprehensive loss:
Net loss	$(14,591)	$(9,388)	$(25,756)	$(16,756)
Net unrealized gains (losses) on marketable securities	36	—	(66)	—
Comprehensive loss	$(14,555)	$(9,388)	$(25,822)	$(16,756)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(25,756)	$(16,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,192	454
Loss on disposal of property and equipment	2	—
Equity-based compensation expense	2,413	797
Common shares issued for license acquisition	—	1,751
Accretion/amortization of investment securities	(531)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(2,000)
Prepaid expenses and other current assets	(545)	119
Accounts payable and accrued expenses	(1,266)	1,255
Deferred revenue	(608)	(222)
Deferred rent	1,095	(127)
Other assets	169	189
Net cash used in operating activities	(23,835)	(14,540)
Cash flows from investing activities:
Purchases of marketable securities	(114,980)	—
Proceeds from maturity of marketable securities	27,445	—
Purchases of property and equipment	(2,892)	(419)
Net cash used in investing activities	(90,427)	(419)
Cash flows from financing activities:
Payments on capital lease obligations	(217)	(113)
Deferred transaction costs	—	(34)
Proceeds from sale of convertible preferred stock, net of issuance costs	—	40,697
Proceeds from sale of common stock, net of issuance costs	82,666	—
Proceeds from sale of preferred units, net of issuance costs	—	26,649
Net cash provided by financing activities	82,449	67,199
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,813)	52,240
Cash, cash equivalents and restricted cash at beginning of period	59,537	14,636
Cash, cash equivalents and restricted cash at end of period	$27,724	$66,876
Supplemental disclosure of non-cash investing activities:
Landlord funded allowance for tenant improvements	$1,654	$—
Property and equipment purchases included in accounts payable and accrued expenses	$1,447	$86
Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$25	$15
Purchase under capital lease	$12	$—
Issuance costs from sale of preferred shares in accounts payable and accrued expenses	$—	$263
Adjustment to transaction costs for amounts included in accounts payable and accrued expenses	$—	$1,051

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

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

The Company operates in one operating segment: the discovery and development of Synthetic Biotic medicines. The Company’s principal executive officer, as chief operating decision maker, manages and allocates resources to the operations of the Company on a total company basis.  Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

Risks and Uncertainties

At June 30, 2018, the Company had $143.2 million in cash, cash equivalents, and marketable securities, $1.1 million of restricted cash and an accumulated deficit of $97.1 million. Since its inception through June 30, 2018, the Company has primarily financed its operations through the issuance of preferred stock and units, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. In April 2018, the Company sold a total of 3,280,000 shares of its common stock in a registered direct offering at a price of $9.15 per share.  After fees and other offering expenses, the Company received $28.9 million in net proceeds from this offering. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2018, have had no material changes during the three and six months ended June 30, 2018, other than our adoption of ASC 606 (as defined below) which is discussed in detail in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2017 and 2016 audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018. The December 31, 2017 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2018 and 2017.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other interim period or future year or period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”) and creates ASC 606, Revenue from Contracts with Customers (“ASC 606”). In 2015 and 2016, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company may enter into collaboration agreements for research and development services, under which the Company may license certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Any variable consideration is constrained, and therefore the cumulative revenue associated with the consideration is not recognized, until it is deemed not be at significant risk of reversal.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Research and Development Services

If an arrangement is determined to contain a promise or obligation for the company to perform research and development services, the Company must determine whether these services are distinct from the other promises in the arrangement. In assessing whether the services are distinct from the other promises, the Company considers the capabilities of the customer to perform these same services. In addition, the Company considers whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For research and development services that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Impact of Adoption

As a result of adopting ASC 606 on January 1, 2018, the Company recorded a cumulative-effect decrease to opening accumulated deficit of $0.3 million as of January 1, 2018 and a corresponding decrease to deferred revenue. Total revenue recorded in the three and six months ended June 30, 2018 under ASC 606 was $0.3 million and $0.6 million, respectively, as compared to $0.1 million and $0.2 million, respectively, that would have been recorded under ASC 605. Deferred revenue as of June 30, 2018 was $0.2 million under ASC 606, as compared to a balance of $0.9 million which would have resulted under ASC 605.

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

Recently Issued Accounting Pronouncements

The recently issued accounting pronouncements described in the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018, have had no material changes during the three and six months ended June 30, 2018, except as described below.

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842), which replaces the existing accounting guidance for leases.  This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet.  The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018.  The guidance is required to be applied by the modified retrospective transition approach and early adoption is permitted.  The Company is continuing to evaluate the new lease guidance and is in the process of evaluating its existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. As a result, the Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures and it anticipates it will result in an increase in assets and liabilities.

In February 2018, the FASB issued ASU 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220), which provides amended guidance on income tax accounting. The amended guidance permits the reclassification of the income tax effect on amounts recorded within other comprehensive income impacted by the Tax Cuts and Jobs Act into retained earnings. The amended guidance is effective for periods ending after December 15, 2018 and applies only to those amounts remaining in Other Comprehensive Income at the date of enactment of the Act. The amended guidance may be adopted on either a retrospective basis or at the beginning of the period of adoption. The Company is assessing the potential impact of the amended standard but does not expect it to have a material impact on its consolidated financial statements.

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU “2018-07”). The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.   Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value.  Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.  The Company is currently evaluating the new guidance but does not expect it to have a material impact on its consolidated financial statements.

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

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the Company’s Annual Report on From 10-K for the year ended December 31, 2017, filed with the SEC on March 20, 2018.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

At June 30, 2018 and December 31, 2017, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$15,658	$15,658	$—	$—
Corporate debt securities (included in cash and cash equivalents)	1,999	—	1,999	—
Corporate debt securities (included in short- term investments)	116,585	—	116,585	—
Total	$134,242	$15,658	$118,584	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$21,301	$21,301	$—	$—
Corporate debt securities (included in cash and cash equivalents)	11,405	—	11,405	—
Corporate debt securities (included in short- term investments)	28,585	—	28,585	—
Total	$61,291	$21,301	$39,990	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities.  Capital lease obligations at June 30, 2018 and December 31, 2017 approximate fair value as they bear interest at a rate approximating a market interest rate.

(5)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$116,660	$6	$(81)	$116,585
Total	$116,660	$6	$(81)	$116,585

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$28,593	$1	$(9)	$28,585
Total	$28,593	$1	$(9)	$28,585

The contractual maturity of all securities held at June 30, 2018 was one year or less.  There were 27 and seven investments in an unrealized loss position at June 30, 2018 and December 31, 2017, respectively, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at June 30, 2018 and December 31, 2017 was $99.0 million and $19.3 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at June 30, 2018.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(6)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Laboratory equipment	$4,507	$2,999
Computer and office equipment	764	354
Furniture and fixtures	409	220
Leasehold improvements	9,389	2,308
Construction in progress	1,308	7,017
	16,377	12,898
Less accumulated depreciation	(1,783)	(3,115)
	$14,594	$9,783

The Company has entered into leases for certain laboratory equipment which were capital leases. The leases had either a present value of expected payments in excess of 90% of the fair value of the equipment or a bargain purchase option at the end of the lease. As such, as of June 30, 2018 and December 31, 2017 the Company had $1.3 million and $1.4 million, respectively, of assets under a capital lease, having accumulated depreciation of $0.3 million and $0.2 million, respectively.

(7)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Payroll related	$1,955	$1,721
Professional fees	838	805
Research and development	1,846	2,027
Other	1,909	270
	$6,548	$4,823

Other accrued expenses include $1.5 million and $31,000 in partially-completed fixed assets recorded in construction in progress at June 30, 2018 and December 31, 2017, respectively.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

On April 10, 2018, the Company sold 3,280,000 shares of its common stock through a registered direct offering at a price to the public of $9.15 per share.  As a result of the offering, the Company received aggregate net proceeds of $28.9 million, after fees and other offering expenses.

On January 26, 2018, the Company sold 5,130,000 shares of its common stock through a firm commitment, underwritten public offering at a price to the public of $9.75 per share.  On January 31, 2018, the underwriters elected to exercise their option to purchase 769,500 additional shares of common stock at the public offering price, less underwriting discounts and commissions.  As a result of the offering, including the exercise of the overallotment option, the Company received aggregate net proceeds of $53.8 million, after underwriting discounts and commissions and other offering expenses.At June 30, 2018, the Company held forfeiture rights relating to 250,871 shares of common stock. The forfeiture right lapses over time and is triggered when a holder ceases providing services to the Company.

(9)	Preferred Stock

Preferred Stock of Synlogic, Inc.

The Company’s preferred stock may be issued from time to time in one or more series, with each such series to consist of such number of shares and to have such terms as adopted by the board of directors. Authority is given to the board of directors to determine and fix such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitation or restrictions thereof, including without limitation, dividend rights, conversion rights, redemption privileges and liquidation preferences.  At June 30, 2018 and December 31, 2017, no shares of preferred stock had been issued.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

As of June 30, 2018, there were 526,314 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

For a full description of the Company’s equity plans, refer to Note 12, Equity-based Compensation and Equity Plans in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2018, as adjusted for the Exchange Ratio under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term	(in thousands)
Outstanding at December 31, 2017	1,267,221	$13.62	9.6	$—
Granted	717,496	10.12		—
Exercised	—	—		—
Forfeited	(325,103)	11.97		387
Outstanding at June 30, 2018	1,659,614	12.43	9.1	$98

Vested or expected to vest at June 30, 2018	1,659,614	12.43	9.1	98

Exercisable at June 30, 2018	294,862	13.48	7.6	$1
(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at June 30, 2018 and December 31, 2017.  No options were in the money at December 31, 2017.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

As of June 30, 2018, there was $9.5 million of unrecognized share-based compensation related to employees for unvested stock option grants which is expected to be recognized over a weighted average period of 2.9 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was $0.1 million of unrecognized share-based compensation, related to unvested stock option grants to non-employees which is expected to be recognized over a weighted average period of 2.9 years. The amount of equity-based compensation expense related to non-employees that will ultimately be recorded will depend on the remeasurement of the outstanding awards through their vesting date.

Restricted Common Stock

The following table shows restricted stock activity during the six months ended June 30, 2018:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2017	375,479	$13.55
Granted	—	—
Vested	(105,340)	13.53
Forfeited	(19,268)	13.66
Unvested at June 30, 2018	250,871	$13.55

As of June 30, 2018, there was $0.3 million of unrecognized share-based compensation related to restricted stock awards granted to employees, which is expected to be recognized over a weighted average period of 2.0 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was $10,000 of unrecognized share-based compensation, related to unvested restricted stock awards granted to non-employees which is expected to be recognized over a weighted average period of 0.5 years.

Incentive Units

Prior to the 2017 Reorganization described above, incentive units were issued by Synlogic, LLC under the 2015 LLC Plan.

No incentive units were issued during the three and six months ended June 30, 2017. In May 2017, all incentive units were cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no unrecognized compensation expense related to incentive units as of June 30, 2018.

Restricted Common Units

Prior to the 2017 Reorganization described above, restricted common unit awards were issued by Synlogic, LLC under the 2015 LLC Plan. No restricted common unit awards were issued during the three and six months ended June 30, 2017. In May 2017, the restricted common unit award was cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no unrecognized compensation expense related to unvested restricted common units as of June 30, 2018.

Equity Compensation

The Company recorded total equity-based compensation expense of $1.5 million and $2.4 million during the three and six months ended June 30, 2018, respectively and $0.7 million and $0.8 million during the three and six months ended June 30, 2017, respectively. Equity-based compensation during the three and six months ended June 30, 2018 includes $0.6 million related to modifications in equity awards in connection with the separation of the Company’s former Chief Executive Officer. Equity-based compensation for the three and six months ended June 30, 2017 includes $26,000 related to shares of restricted common stock exchanged for restricted common units that were cancelled as part of the 2017 Reorganization. Equity compensation during the three and six months ended June 30, 2018 is derived from stock options and restricted stock awards, while equity compensation during the three and six months ended June 30, 2017 was derived from incentive units, restricted common units, stock options and restricted stock awards.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$352	$444	$729	$503
General and administrative	1,142	223	1,684	294
	$1,494	$667	$2,413	$797

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options	$836	$484	$1,609	$484
Restricted stock awards	658	125	804	125
Incentive units	—	36	—	132
Restricted common units	—	22	—	56
	$1,494	$667	$2,413	$797

(12)	AbbVie Collaboration Agreement

In July 2015, the Company entered into the AbbVie Agreement under which the Company granted AbbVie an exclusive option to purchase IBDCo and, in exchange, agreed to collaborate in researching and developing an Investigational New Drug (“IND”) candidate for the treatment of IBD. The AbbVie Agreement sets forth the Company’s and AbbVie’s respective obligations for development and delivery of an IND candidate package using reasonable commercial efforts.

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

At the outset of the arrangement, the transaction price included only the $2.0 million up-front consideration received which was allocated to the single performance obligation. The option exercise fees ($16.5 million for the milestones and the IBDCo purchase option exercise fee) that may be received are excluded from the transaction price until each customer option is exercised. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

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

Through June 30, 2018, the Company had recognized revenue of $3.8 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss under the AbbVie Agreement. Deferred revenue related to the AbbVie Agreement amounted to $0.2 million as of June 30, 2018, all of which is included in current liabilities.

(13)	Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock and outstanding stock options.

The Company computed basic and diluted net loss per share using the two-class method, which gives effect to the impact of outstanding participating securities. As the three and six months ended June 30, 2018 and 2017 resulted in net losses attributable to common stockholders, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted net loss per share because the preferred stockholders do not participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.

The Company’s potentially dilutive shares, which include outstanding stock options and unvested restricted common stock/units, are considered to be common share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect.

	As of June 30,
	2018	2017
Unvested restricted common stock awards	250,871	541,469
Outstanding options to purchase common stock	1,659,614	648,913
Contingently redeemable preferred shares	—	781,693
Convertible preferred shares	—	9,806,273

(14)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018, have had no material changes during the three and six months ended June 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2017 and 2016 included in our Annual Report on Form 10-K filed on March 20, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Please see “Risk Factors” beginning on page 18 for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

Overview

Recent Developments

Recent Offerings of Synlogic Common Stock

In April 2018, we sold 3,280,000 shares of our common stock at a price of $9.15 per share in a registered direct offering.  After fees and other offering expenses, we received approximately $28.9 million in net proceeds from the offering.

In January 2018, we sold 5,899,500 shares of our common stock through a firm commitment, underwritten public offering at a price to the public of $9.75 per share. As a result of the offering, including the exercise of the overallotment option, we received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $53.8 million.

Merger with Mirna

In August 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed its business combination with Synlogic, Inc. (Private Synlogic when referred to prior to the Merger) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (Merger Sub), and Private Synlogic (the Merger Agreement), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the Merger).  As part of the Merger, Mirna was renamed Synlogic, Inc. (Public Synlogic) and Private Synlogic was renamed Synlogic Operating Company, Inc. Following completion of the Merger, Private Synlogic, now known as Synlogic Operating Company, Inc., is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Synlogic. The Merger was accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Synlogic treated as the accounting acquirer of Mirna. As a result of the Merger, historical common stock, preferred stock, stock options and additional paid-in capital, including share and per share amounts, were retroactively adjusted to reflect the equity structure of Public Synlogic, including the effect of the Merger exchange ratio and the Public Synlogic common stock par value of $0.001 per share. Pursuant to the terms of the Merger Agreement and after giving effect to a reverse stock split, at the effective time of the Merger (the Effective Time), each outstanding share of Private Synlogic capital stock was converted into the right to receive approximately 0.5532 shares of Mirna common stock (the Exchange Ratio). In addition, at the Effective Time, Mirna assumed all outstanding options to purchase shares of Private Synlogic common stock, which were exchanged for options to purchase shares of Mirna common stock, in each case appropriately adjusted based on the Exchange Ratio.  Mirna also assumed the Synlogic 2017 Stock Incentive Plan (the 2017 Plan).   See Note 3, Merger with Mirna Therapeutics, for additional discussion of the Merger and the Exchange Ratio.

Business

We are a clinical-stage biopharmaceutical company focused on advancing our drug discovery and development platform for Synthetic Biotic™ medicines, which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated from our proprietary drug discovery and development platform, applying the principles and tools of synthetic biology to engineer probiotic bacteria to perform or deliver critical therapeutic functions.  As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Our goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit.

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

Our early-stage metabolic pipeline includes discovery-stage projects for additional IEMs, including maple syrup urine disease (MSUD), isovaleric acidemia (IVA) and organic acidemias. These are rare metabolic deficiencies in which the toxic accumulation of metabolites such as branched chain amino acids in the case of MSUD can lead to neurological decline and death. There are no currently approved pharmaceutical therapies for these disorders, ultimately resulting in patients relying on liver transplants when possible.

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

We have established a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of inflammatory bowel disease (IBD) such as Crohn’s disease and ulcerative colitis. We also have a collaboration with Ginkgo Bioworks, a privately held synthetic biology company, to discover new living medicines to treat neurological and liver disorders. We may consider entering into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of $14.6 million and $25.8 million for the three and six months ended June 30, 2018, respectively, and $9.4 million and $16.8 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $97.1 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates, including the conduct of preclinical and clinical studies and product development, which are expensed as they are incurred. These expenses consist primarily of:

•	compensation, benefits and other employee related expenses;
•	supplies to support our internal research and development efforts;
•	research and development related facility and depreciation costs; and
•	third-party contract costs relating to research, formulation, preclinical and clinical studies and regulatory operations.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
SYNB1020	$933	$1,172	$1,358	$2,164
SYNB1618	2,111	345	3,196	455
External pre-development candidate expenses and unallocated expenses	2,627	3,913	4,803	5,593
Internal research and development expenses	5,201	3,102	9,876	5,438
	$10,872	$8,532	$19,233	$13,650

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

Other Income (Expense)

Interest and investment income consists primarily of interest income earned on investments. Interest expense consists of expense related to our capital leases. Other expense consists primarily of gains and losses on foreign currency invoices.

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

Our critical accounting policies are described in our 2017 Annual Report on Form 10-K filed with the SEC on March 20, 2018. During the three and six months ended June 30, 2018, there were no material changes to our critical accounting policies, other than revenue recognition due to our adoption of ASC 606 (as defined in Note 2, Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q). We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	For the three months ended		Change
	June 30, 2018	June 30, 2017	$
	(in thousands)
Revenue	$254	$2,111	$(1,857)
Operating expenses:
Research and development	10,872	8,532	2,340
General and administrative	4,734	3,036	1,698
Total operating expenses	15,606	11,568	4,038
Loss from operations	(15,352)	(9,457)	(5,895)
Other income (expense):
Interest and investment income	776	81	695
Interest expense	(12)	(7)	(5)
Other expense	(3)	(5)	2
Other income (expense), net	761	69	692
Net loss	$(14,591)	$(9,388)	$(5,203)

Revenue

Revenue was $0.3 million for the three months ended June 30, 2018 as compared to $2.1 million for the three months ended June 30, 2017. The revenue for both periods is associated with the AbbVie collaboration. The decrease in revenue of $1.8 million was primarily the result of a milestone achieved and recognized during the three months ended June 30, 2017.

Operating Expenses

Research and Development Expense

Research and development expense was $10.9 million for the three months ended June 30, 2018 compared to $8.5 million in the corresponding period in 2017. The increase in research and development expense of $2.4 million was primarily due to an increase of $1.8 million in expenses associated with our SYNB1618 program including the Phase 1 / 2a clinical trial, an increase of $1.1 million in compensation, benefits and other employee-related expenses associated with increased headcount and $0.9 million of research and development support costs.  Support costs include increased rent and depreciation from our 301 Binney Street facility, which we occupied in February 2018. Other increases include $0.6 million in expenses associated with external preclinical studies, as well as $0.3 million in internal lab costs. These increases were partially offset by decreases of $1.8 million in one-time equity-based charges and $0.3 million in one-time patent related charges associated with the MIT-BU license signed in April 2017, as well as a decrease of $0.2 million in spending associated with our SYNB1020 program.

General and Administrative Expense

General and administrative expense was $4.7 million for the three months ended June 30, 2018 compared to $3.0 million for the corresponding period in 2017. The increase of $1.7 million was primarily due to an increase of $1.2 million in severance and equity-based compensation charges associated with the separation of our former chief executive officer, $0.8 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, as well as $0.2 million associated with fees related to public company activities, such as filing fees and insurance. These increases were partially offset by a decrease of $0.4 million in audit fees related to preparations for public filings during 2017, as well as a decrease of $0.3 million in legal fees associated with both corporate and patent legal expenses.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2018 was $0.8 million compared to $0.1 million for the corresponding period in 2017. The increase in other income (expense) of $0.7 million was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account.  We did not have the investment account prior to our Merger with Mirna.  These increases were partially offset by an increase in interest expense associated with capital leases established during 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	For the six months ended		Change
	June 30, 2018	June 30, 2017	$
	(in thousands)
Revenue	$608	$2,222	$(1,614)
Operating expenses:
Research and development	19,233	13,650	5,583
General and administrative	8,363	5,403	2,960
Total operating expenses	27,596	19,053	8,543
Loss from operations	(26,988)	(16,831)	(10,157)
Other income (expense):
Interest and investment income	1,262	97	1,165
Interest expense	(26)	(15)	(11)
Other expense	(4)	(7)	3
Other income (expense), net	1,232	75	1,157
Net loss	$(25,756)	$(16,756)	$(9,000)

Revenue

Revenue was $0.6 million for the six months ended June 30, 2018 as compared to $2.2 million for the six months ended June 30, 2017. The revenue for both periods is associated with the AbbVie collaboration. The decrease in revenue of $1.6 million was the result of a milestone achieved and recognized during the six months ended June 30, 2017.

Operating Expenses

Research and Development Expense

Research and development expense was $19.2 million for the six months ended June 30, 2018 compared to $13.7 million in the corresponding period in 2017. The increase in research and development expense of $5.5 million was primarily due to an increase of $2.7 million in external development costs associated with our SYNB1618 program, primarily due to our Phase 1 / 2a clinical trial, $2.4 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, as well as $1.7 million of research and development support costs.  Support costs include increased rent and depreciation from our 301 Binney Street facility, which we occupied in February 2018.  Other increases include $1.0 million in expenses associated with external preclinical studies, and $0.4 million in internal lab costs. These increases were partially offset by decreases of $1.8 million in one-time equity-based charges and $0.3 in one-time patent related charges associated with the MIT-BU license signed in April 2017, as well as a decrease of $0.8 million in spending associated with our SYNB1020 program, primarily associated with manufacturing and formulation work in 2017.

General and Administrative Expense

General and administrative expense was $8.4 million for the six months ended June 30, 2018 compared to $5.4 million for the corresponding period in 2017. The increase of $3.0 million was primarily due to an increase of $1.6 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, $1.2 million in severance and equity-based compensation charges associated with the separation of our former chief executive officer, as well as $0.5 million associated with professional fees related to public company activities, which include filing fees, insurance and taxes, $0.3 million in support costs, and $0.2 million in consulting and professional fees.  Support costs include rent and depreciation from our 301 Binney Street facility, which we occupied in February 2018. The increases were partially offset by a decrease of $0.7 million in legal fees associated with both corporate and patent legal expenses and a decrease in audit fees of $0.3 million.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2018 was $1.2 million compared to $0.1 million for the corresponding period in 2017. The increase in other income (expense) of $1.1 million was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account. We did not have the investment account prior to our Merger with Mirna.  These increases were partially offset by an increase in interest expense associated with capital leases established during 2017.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of June 30, 2018, we had an accumulated deficit of approximately $97.1 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  At June 30, 2018, we had $143.2 million in cash, cash equivalents, and marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus accrued interest, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2018, our cash, cash equivalents and marketable securities balance increased approximately $56.2 million.  The increase was primarily due to the net proceeds of $53.8 million, from the sale of our common stock in January 2018 and $28.9 million in net proceeds from the registered direct sale of our common shares in April 2018. These increases were partially offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our capital leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Six months ended June 30,
	2018	2017
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(23,835)	$(14,540)
Investing activities	(90,427)	(419)
Financing activities	82,449	67,199
Net increase (decrease) in cash, cash equivalents and restricted cash:	$(31,813)	$52,240

Cash Flows from Operating Activities

Net cash used in operating activities was $23.8 million for the six months ended June 30, 2018.  The primary use of cash was our net loss of $25.8 million and a decrease in working capital of $1.1 million, primarily related to decreases in accounts payable, accrued expenses and deferred revenue, offset by increases in deferred rent from our 301 Binney Street facility. Net loss was partially offset by $3.1 million of non-cash items including depreciation and equity-based compensation.

Net cash used in operating activities was $14.5 million for the six months ended June 30, 2017.  The primary use of cash was our net loss of $16.8 million and a decrease in working capital of $0.7 million primarily associated with an increase in accounts receivable partially offset by increases in accounts payable and accrued expenses. Net loss was partially offset by non-cash items of $3.0 million related to equity compensation, depreciation, and expense associated with common shares issued in a license acquisition.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $90.4 million and resulted primarily from the purchases of securities of $115.0 million and the purchases of property and equipment of $2.9 million. These uses were partially offset by proceeds from the maturity of marketable securities of $27.5 million.

Net cash used in investing activities for the six months ended June 30, 2017 was $0.4 million and resulted primarily from the purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 totaled $82.5 million as a result of $53.8 million in net proceeds from the sale of our common stock in January 2018 and $28.9 million in net proceeds from the sale of our common stock in April 2018, partially offset by $0.2 million in payments on our capital leases.

Net cash provided by financing activities for the six months ended June 30, 2017 totaled $67.2 million as a result of $26.6 million in net proceeds from the sale of Class B preferred units in March 2017 and $40.7 million in net proceeds from the sale of Series C Convertible Preferred Stock in May 2017 (of which $0.3 million of expenses is in accounts payable and accrued expenses), partially offset by $0.1 million in payments on our capital leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of June 30, 2018, as well as additional milestone payments from our current and future collaborators, our January 2018 and April 2018 common stock offerings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, our product candidates. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the success of our research and development efforts;
•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;
•	the time and costs involved in obtaining regulatory approvals for our product candidates;
•	the progress, timing and costs involved in developing manufacturing processes and agreements with third-party manufacturers;
•	the rate of progress and cost of our commercialization activities;
•	the expenses we incur in marketing and selling our product candidates;
•	the revenue generated by sales of our product candidates;
•	the emergence of competing or complementary technological developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish;
•	the acquisition of businesses, products and technologies;

•	our need to implement additional infrastructure and internal systems; and
•

our need to add personnel and financial and management information systems to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

As an early-stage company, we are subject to a number of risks common to other life science companies, including, but not limited to, the ability to raise additional capital, development by our competitors of new technological innovations, risk of failure in preclinical studies, the safety and efficacy of our product candidates in clinical trials, the regulatory approval process, the ability to efficiently manufacture our products, market acceptance of our products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. Our therapeutic programs are currently pre-commercial, spanning discovery through early development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if our product development efforts are successful, it is uncertain when, if ever, we will generate revenue from product sales. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

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

Cash and cash equivalents at June 30, 2018 consisted of cash, money market funds and corporate debt securities.  Our short-term investments consisted of corporate securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our instruments we do not believe that an increase or decrease in market rates would have a material impact on us. We do not currently hedge interest rate exposure.

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

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2018 and 2017.

Item 4. Controls and Procedures

Definition and limitations of disclosure controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Evaluation of disclosure controls and procedures

Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures, believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing the requisite reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding the required disclosure.

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

In the following discussion of risk factors, References to “we”, “us”, “our” and similar terms refer to the combined business of Synlogic, Inc. after the Merger on August 28, 2017.

Risks Related to Our Financial Condition, Capital Requirements and Operating Results

We are a clinical-stage biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was $14.6 million and $25.8 million for the three and six months ended June 30, 2018, respectively, and $9.4 million and $16.8 million for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $97.1 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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
•

delays resulting from review of a clinical trial protocol by the National Institutes of Health’s (NIH) Recombinant DNA Advisory Committee (RAC).  While our product candidates do not involve gene transfers to humans, and the FDA advised us that the clinical development of our first clinical candidate, SYNB1020, did not require submission to the RAC, certain clinical trial sites may deem application for RAC review appropriate before proceeding with a clinical trial;

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
•

negative or inconclusive results from our clinical trials that may result in us deciding, or regulators requiring us, to conduct additional clinical trials or abandon such clinical trials and/or clinical trials or development programs in other ongoing or planned indications for a product candidate; and

•

delays in identifying or reaching agreement on acceptable terms with third-party manufacturers, delays in developing and transferring a reproducible, scalable manufacturing process, or delays or failure in manufacturing sufficient quantities of our product candidates for use in clinical trials.

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

We are a party to certain intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing agreements impose, and future license agreements may impose, certain obligations, including the payment of milestones and royalties based on revenues from sales of our products utilizing the technologies licensed from our licensors, and such obligations could adversely affect the overall profitability for us of any products that we may seek to commercialize. In addition, we will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our product candidates covered under our license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with our third-party licensors. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, these agreements may be subject to termination by the licensor which could have a material adverse effect on our business.

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

Any problems in our manufacturing processes or facilities could make us a less attractive collaborator for academic research institutions and other parties, which could limit our access to additional attractive development programs, result in delays in our clinical development or marketing schedules and harm our business.

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

Dependence on collaborative arrangements or strategic alliances would subject us to a number of risks, including the risk that:

•	we may not be able to control the amount and timing of resources that our collaborators may devote to the relevant product candidates, which may impact our potential economic benefits;
•	our collaborators may experience financial difficulties;
•	we may be required to relinquish important rights, such as marketing and distribution rights;
•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete our obligations under any arrangement;
•	a collaborator could independently move forward with a competing drug candidate developed either independently or in collaboration with others, including our competitors; and
•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our drug candidates.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, Acer Therapeutics Inc., Aeglea BioTherapeutics, Inc., Arcturus Therapeutics Inc., Dimension Therapeutics, Inc. (acquired by Ultragenyx Pharmaceutical Inc.), Horizon Pharma plc, Kaleido Biosciences, Selecta Biosciences, Inc., Translate Bio (formerly Rana Therapeutics) and Versantis AG have developed or are developing product candidates for the treatment of UCD; Bausch Health Companies Inc. (formerly Valeant Pharmaceuticals International, Inc.), Kaleido Biosciences, Kannalife Sciences, Inc., Ocera Therapeutics, Inc. ( acquired by Mallinckrodt Pharmaceuticals), Rebiotix, Inc., Umecrine Cognition AB, Versantis AG as well as other preclinical and discovery stage companies have developed or are each developing product candidates for the treatment of HE; and American Gene Technologies International Inc., BioMarin, Inc., Codexis, Inc., Dimension Therapeutics, Inc., Homology Medicines, Inc., MipSalus ApS, Moderna Therapeutics, and Rubius Therapeutics have developed or are developing product candidates for the treatment of PKU. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive.

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

Nasdaq imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq Capital Market. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, Nasdaq could send a deficiency notice to the company for not remaining in compliance with the minimum bid listing standards. During the year ended December 31, 2017 and the six months ended June 30, 2018, our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.

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

Based on the beneficial ownership of our common stock as of August 2, 2018, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 58% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of August 2, 2018, there were a total of 25,430,948 shares of our common stock outstanding.

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

Our current executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.1 million at June 30, 2018 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with Synlogic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1#	Third Amendment to Offer Letter dated as of June 5, 2018, between Synlogic, Inc. and Aoife Brennan, MB, BCh, BAO, MMSc	X

10.2#	Amendment to Option Agreements dated as of June 5, 2018, between Synlogic, Inc. and Jose-Carlos Gutiérrez-Ramos	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: August 9, 2018

SYNLOGIC, INC.

By:	/s/ Aoife Brennan
Aoife Brennan
Interim President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/Todd Shegog
Todd Shegog
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)