Form 10-Q
period 2018-09-30
SYNLOGIC, INC.
filed 2018-11-13
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

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

As of November 5, 2018, there were 25,447,729 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$17,254	$58,440
Short-term marketable securities	115,369	28,585
Accounts receivable	2,000	-
Prepaid expenses and other current assets	1,374	1,564
Total current assets	135,997	88,589
Property and equipment, net	14,887	9,783
Restricted cash	1,097	1,097
Other assets	65	230
Total assets	$152,046	$99,699
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,401	$2,679
Accrued expenses	4,486	4,823
Deferred revenue	378	444
Deferred rent	369	656
Capital lease obligations	296	425
Total current liabilities	8,930	9,027
Long-term liabilities:
Deferred revenue, net of current portion	—	668
Deferred rent, net of current portion	7,804	4,500
Capital lease obligations, net of current portion	278	466
Total long-term liabilities	8,082	5,634
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.001 par value
5,000,000 shares authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2018 and December 31, 2017. 25,440,341 and 16,272,617 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	25	16
Additional paid-in capital	242,890	156,685
Accumulated other comprehensive loss	(47)	(9)
Accumulated deficit	(107,834)	(71,654)
Total stockholders' equity	135,034	85,038
Total liabilities and stockholders' equity	$152,046	$99,699

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$1,801	$111	$2,409	$2,333
Operating expenses:
Research and development	9,934	8,955	29,167	22,605
General and administrative	3,401	3,231	11,764	8,634
Total operating expenses	13,335	12,186	40,931	31,239
Loss from operations	(11,534)	(12,075)	(38,522)	(28,906)
Other income (expense):
Interest and investment income	797	170	2,059	267
Interest expense	(10)	(7)	(36)	(22)
Other expense	(1)	(12)	(5)	(19)
Other income (expense), net	786	151	2,018	226
Net loss	$(10,748)	$(11,924)	$(36,504)	$(28,680)

Net loss per share attributable to common shareholders - basic and diluted	$(0.43)	$(1.66)	$(1.56)	$(7.87)
Weighted-average common shares used in computing net loss per share attributable to common shareholders - basic and diluted	25,208,117	7,169,241	23,415,242	3,642,125
Comprehensive loss:
Net loss	$(10,748)	$(11,924)	$(36,504)	$(28,680)
Net unrealized gains (losses) on marketable securities	28	—	(38)	—
Comprehensive loss	$(10,720)	$(11,924)	$(36,542)	$(28,680)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(36,504)	$(28,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,789	1,324
Loss on disposal of property and equipment	2	5
Equity-based compensation expense	3,445	1,478
Common shares issued for license acquisition	—	1,750
Accretion/amortization of investment securities	(958)	5
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	—
Prepaid expenses and other current assets	190	(179)
Accounts payable and accrued expenses	(592)	2,946
Deferred revenue	(410)	(333)
Deferred rent	1,364	(538)
Other assets	167	188
Net cash used in operating activities	(33,507)	(22,034)
Cash flows from investing activities:
Net assets acquired in reverse merger, net of transaction costs	—	40,690
Purchases of marketable securities	(144,594)	(22,855)
Proceeds from maturity of marketable securities	58,730	5,450
Proceeds from sale of property and equipment	—	11
Purchases of property and equipment	(4,254)	(2,531)
Net cash (used in) provided by investing activities	(90,118)	20,765
Cash flows from financing activities:
Payments on capital lease obligations	(330)	(176)
Proceeds from exercise of stock options	103	—
Proceeds from sale of preferred shares, net of issuance costs	—	40,433
Proceeds from sale of common stock, net of issuance costs	82,666	—
Proceeds from sale of preferred units, net of issuance costs	—	26,648
Net cash provided by financing activities	82,439	66,905
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,186)	65,636
Cash, cash equivalents and restricted cash at beginning of period	59,537	14,636
Cash, cash equivalents and restricted cash at end of period	$18,351	$80,272

Supplemental disclosure of non-cash investing activities:
Landlord funded allowance for tenant improvements	$1,654	$—
Transaction costs from reverse merger in accounts payable and accrued expenses	$—	$255
Property and equipment purchases included in accounts payable and accrued expenses	$976	$9
Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$35	$22
Purchase under capital lease	$12	$225

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (“Synlogic” or the “Company”), is a clinical-stage biopharmaceutical company focused on advancing its drug discovery and development platform for Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform applying the principles and tools of synthetic biology to engineer beneficial microbes to perform or deliver critical therapeutic functions to treat metabolic and inflammatory diseases and cancer. As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, by compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Synlogic’s goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit.

Synlogic, Inc. (“Private Synlogic” when referred to prior to the Merger (as defined below)) was founded and began operations on March 14, 2014, as TMC Therapeutics, Inc., located in Cambridge, Massachusetts. On July 15, 2014, TMC Therapeutics, Inc. changed its name to Synlogic, Inc. On July 2, 2015, the common and preferred stockholders of Private Synlogic executed the Synlogic, LLC Contribution Agreement (the “Contribution Agreement”), pursuant to which such common and preferred stockholders contributed such stockholders’ equity interests in Private Synlogic in exchange for common and preferred units in a newly formed parent company named Synlogic, LLC. In addition, Synlogic IBDCo, Inc. (“IBDCo”) was formed as a subsidiary of Synlogic, LLC (the “2015 Reorganization”). In conjunction with the 2015 Reorganization, Private Synlogic entered into a license, option and merger agreement with AbbVie S.à.r.l. (“AbbVie”), for the development of treatments for inflammatory bowel disease (“IBD”). See Note 9, AbbVie Collaboration Agreement.

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

Risks and Uncertainties

At September 30, 2018, the Company had $132.6 million in cash, cash equivalents, and marketable securities, $1.1 million of restricted cash and an accumulated deficit of $107.8 million. Since its inception through September 30, 2018, the Company has primarily financed its operations through the issuance of preferred stock and units, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. In January 2018, the Company sold a total of 5,899,500 shares of its common stock in a firm commitment, underwritten public offering at a price of $9.75 per share.  The Company received $53.8 million in net proceeds from this offering, after underwriting discounts and commission and other offering expenses. In April 2018, the Company sold a total of 3,280,000 shares of its common stock in a registered direct offering at a price of $9.15 per share.  After fees and other offering expenses, the Company received $28.9 million in net proceeds from this offering. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2018, have had no material changes during the three and nine months ended September 30, 2018, other than our adoption of ASC 606 (as defined below) which is discussed in detail in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2017 and 2016 audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018. The December 31, 2017 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2018 and 2017.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or any other interim period or future year or period.

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

The Company may enter into collaboration agreements for research and development services, under which the Company may license certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Variable consideration is constrained until it is deemed not be at significant risk of reversal.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements for which the collaboration partner is also a customer, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses significant judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to the goods and services the Company expects to provide. The Company uses estimates to determine the timing of satisfaction of performance obligations, which may include the use of full time equivalent time as a measure of satisfaction of performance obligations.

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

For additional discussion of accounting for collaboration revenues, see Note 9, AbbVie Collaboration Agreement.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Impact of Adoption

As a result of adopting ASC 606 on January 1, 2018, the Company recorded a cumulative-effect decrease to opening accumulated deficit of $0.3 million as of January 1, 2018 and a corresponding decrease to deferred revenue. Total revenue recorded in the three and nine months ended September 30, 2018 under ASC 606 was $1.8 million and $2.4 million, respectively, as compared to $2.1 million and $2.3 million, respectively, that would have been recorded under ASC 605. Deferred revenue as of September 30, 2018 was $0.4 million under ASC 606, as compared to a balance of $0.8 million which would have resulted under ASC 605.

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

Under ASC 605, the Company recognized revenue related to milestone payments as the milestone was achieved, using the milestone method. Under ASC 606, the Company determined that the milestones at the beginning of certain research and development phases represent a 90-day contract with daily customer renewal options for the Company’s continued research and development services.  As a result, revenue from these milestones is recognized over a performance obligation consisting of the next phase of research and development services.  For further discussion of the adoption of this standard, see Note 9, AbbVie Collaboration Agreement.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting. The new standard is intended to reduce the diversity in practice, cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The new standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The Company adopted this standard as of January 1, 2018 and it did not have a material impact on the Company’s financial position or results of operations.

Income Taxes

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The standard amends Accounting Standards Codification 740, Income Taxes (“ASC 740”), to provide guidance on accounting for the tax effects of the Tax Act pursuant to Staff Accounting Bulletin No. 118, effective immediately. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional accounting impacts for the Company may change in future reporting periods until the accounting analysis is finalized, which will occur no later than the first quarter of fiscal 2019.

Recently Issued Accounting Pronouncements

  In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842), which replaces the existing accounting guidance for leases.  This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet.  The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018.  The guidance is required to be applied by the modified retrospective transition approach and early adoption is permitted.  In July 2018, the FASB issued ASU 2018-11 Leases – Targeted Improvements, intended to ease the implementation of the new lease standard for financial statement preparers by, among other things, allowing for an additional transition method. In lieu of presenting transition requirements to comparative periods, as previously required, an entity may now elect to show a cumulative effect adjustment on the date of adoption without the requirement to recast prior period financial statements or disclosures presented in accordance with ASU 2016-02. We expect to adopt the new standard and elect to use the cumulative effect adjustment transition option effective January 1, 2019, which will be the initial date of application per ASU 2018-11.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The Company expects to elect the available package of practical expedients which allows us to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of our leases, and the treatment of initial direct costs. The Company also expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company is continuing to evaluate the new lease guidance and is in the process of evaluating its existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. As a result, the Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures and it anticipates it will result in an increase in assets and liabilities.

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

(3)	Fair Value of Financial Instruments

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

At September 30, 2018 and December 31, 2017, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2018
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$3,274	$3,274	$—	$—
Corporate debt securities (included in cash and cash equivalents)	4,492	—	4,492	—
Corporate debt securities (included in short- term investments)	115,369	—	115,369	—
Total	$123,135	$3,274	$119,861	$—

	Fair Value Measurements at December 31, 2017
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$21,301	$21,301	$—	$—
Corporate debt securities (included in cash and cash equivalents)	11,405	—	11,405	—
Corporate debt securities (included in short- term investments)	28,585	—	28,585	—
Total	$61,291	$21,301	$39,990	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities.  Capital lease obligations at September 30, 2018 and December 31, 2017 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$115,416	$5	$(52)	$115,369
Total	$115,416	$5	$(52)	$115,369

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$28,593	$1	$(9)	$28,585
Total	$28,593	$1	$(9)	$28,585

The contractual maturity of all securities held at September 30, 2018 was one year or less.  There were 31 and seven investments in an unrealized loss position at September 30, 2018 and December 31, 2017, respectively, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at September 30, 2018 and December 31, 2017 was $94.0 million and $19.3 million, respectively. The Company reviews its investments for other-than-

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at September 30, 2018.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory equipment	$6,373	$2,999
Computer and office equipment	862	354
Furniture and fixtures	413	220
Leasehold improvements	9,428	2,308
Construction in progress	192	7,017
	17,268	12,898
Less accumulated depreciation	(2,381)	(3,115)
	$14,887	$9,783

(6)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Payroll related	$2,326	$1,721
Professional fees	581	805
Research and development	1,311	2,027
Other	268	270
	$4,486	$4,823

(7)	Common Stock

The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
•	The holders of shares of common stock are entitled to receive dividends, if and when, declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

(8)	Equity‑based Compensation and Equity Incentive Plans

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

As of September 30, 2018, there were 523,780 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

For a full description of the Company’s equity plans, refer to Note 12, Equity-based Compensation and Equity Plans in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2018, as adjusted for the Exchange Ratio under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term	(in thousands)
Outstanding at December 31, 2017	1,267,221	$13.62	9.6	$—
Granted	750,996	10.11		—
Exercised	(9,393)	10.94		22
Forfeited	(354,168)	12.04		400
Outstanding at September 30, 2018	1,654,656	12.38	8.9	$3,919

Vested or expected to vest at September 30, 2018	1,654,656	12.38	8.9	3,919

Exercisable at September 30, 2018	401,025	13.32	8.0	$609

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at September 30, 2018 and December 31, 2017.  No options were in the money at December 31, 2017.

As of September 30, 2018, there was $8.7 million of unrecognized share-based compensation related to employees for unvested stock option grants which is expected to be recognized over a weighted average period of 2.7 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was $0.2 million of unrecognized share-based compensation, related to unvested stock option grants to non-employees which is expected to be recognized over a weighted average period of 2.6 years. The amount of equity-based compensation expense related to non-employees that will ultimately be recorded will depend on the remeasurement of the outstanding awards through their vesting date.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Restricted Common Stock

The following table shows restricted stock activity during the nine months ended September 30, 2018:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2017	375,479	$13.55
Granted	—	—
Vested	(151,247)	13.53
Forfeited	(21,169)	13.64
Unvested at September 30, 2018	203,063	$13.56

As of September 30, 2018, there was $0.2 million of unrecognized share-based compensation related to restricted stock awards granted to employees, which is expected to be recognized over a weighted average period of 1.3 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was $6,000 of unrecognized share-based compensation, related to unvested restricted stock awards granted to non-employees which is expected to be recognized over a weighted average period of 0.25 years. The Company held forfeiture rights relating to the 203,063 unvested shares of common stock. The forfeiture right lapses over time and is triggered when a holder ceases providing services to the Company.

Incentive Units

Prior to the 2017 Reorganization described above, incentive units were issued by Synlogic, LLC under the Synlogic, LLC 2015 LLC Plan (the “2015 LLC Plan”).

No incentive units were issued during the three and nine months ended September 30, 2017. In May 2017, all incentive units were cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no unrecognized compensation expense related to incentive units as of September 30, 2018.

Restricted Common Units

Prior to the 2017 Reorganization described above, restricted common unit awards were issued by Synlogic, LLC under the 2015 LLC Plan. No restricted common unit awards were issued during the three and nine months ended September 30, 2017. In May 2017, the restricted common unit award was cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no unrecognized compensation expense related to unvested restricted common units as of September 30, 2018.

Equity Compensation

The Company recorded total equity-based compensation expense of $1.0 million and $3.4 million during the three and nine months ended September 30, 2018, respectively and $0.7 million and $1.5 million during the three and nine months ended September 30, 2017, respectively. Equity-based compensation during the nine months ended September 30, 2018 includes $0.7 million related to modifications in equity awards in connection with the separation of the Company’s former Chief Executive Officer. Equity-based compensation for the nine months ended September 30, 2017 includes $26,000 related to shares of restricted common stock exchanged for restricted common units that were cancelled as part of the 2017 Reorganization. Equity compensation during the three and nine months ended September 30, 2018 and three and nine months ended September 30, 2017 is derived from stock options and restricted stock awards. Equity compensation during the nine months ended September 30, 2017 additionally includes equity compensation derived from incentive units, restricted common units, stock options and restricted stock awards granted prior to the 2017 Reorganization.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Research and development	$386	$380	$1,115	$883
General and administrative	646	301	2,330	595
	$1,032	$681	$3,445	$1,478

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options	$891	$508	$2,500	$992
Restricted stock awards	141	173	945	298
Incentive units	—	—	—	132
Restricted common units	—	—	—	56
	$1,032	$681	$3,445	$1,478

(9)	AbbVie Collaboration Agreement

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

The research and development will be performed by the Company over an estimated period of 54 months according to four phases of research defined in the research plan. The Company is eligible to receive payments from AbbVie upon the election to continue the research and development at the achievement of certain milestone events. The JRC will make a determination as to the continuation of the collaboration at the achievement of research and pre-clinical milestones, except for the final milestone, which AbbVie has the discretion to determine achievement without the approval of the JRC. If the parties make the determination to continue on with the AbbVie Agreement upon achievement of each milestone event, then AbbVie will pay the consideration associated with that milestone and the collaboration will continue through the remaining term of the option to purchase IBDCo, which is 54 months. However, AbbVie has the right to terminate the contract at any time with 90 days’ notice.

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

At the outset of the arrangement, the transaction price included only the $2.0 million up-front consideration received which was allocated to the single performance obligation. The option exercise fees ($16.5 million for the milestones and the IBDCo purchase option exercise fee) that may be received are excluded from the transaction price until each customer option is exercised. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

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

On September 27, 2018 AbbVie and the Company signed an amendment (the “Amendment”) to the AbbVie Agreement. The Amendment clarified the requirements necessary to complete the second phase which resulted in additional time and effort in the second phase of the research plan.  Additionally, the Amendment split the next milestone payment under the AbbVie Agreement into two payments: a milestone payment of $2.0 million earned by the Company upon execution of the Amendment   and the remaining milestone payment of the balance due upon the successful achievement of specified research and pre-clinical events and the advancement to the third phase of the research plan.

The Company determined that the Amendment represented a modification to the AbbVie Agreement. The additional research and development services are not distinct from the remaining research and development services under the second phase of the research plan of the AbbVie Agreement. The Amendment was accounted for as part of the original AbbVie Agreement and the services form part of the single performance obligation that was partially satisfied as of the date of the contract modification. As a result, the transaction price for the current performance obligation associated with the second phase of the research plan increased by $2.0 million. The impact of the contract modification on the transaction price and the measure of progress toward completion of the performance obligation was recognized as an adjustment to revenue upon execution of the Amendment on a cumulative catch-up basis. The cumulative catch-up adjustment to revenue, as a result of the contract modification, was $1.8 million recognized during the three months ended September 30, 2018. Deferred revenue increased by $0.3 million and accounts receivable increased by $2.0 million as of September 30, 2018.

Revenue associated with performance obligations under the AbbVie Agreement are recognized as the research and development services are provided using an input method, according to the full time equivalents incurred. The research and development activities are expected to be performed over a period of 54 months. The transfer of control occurs over time and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s condensed consolidated balance sheet.

Since inception through September 30, 2018, the Company had recognized revenue of $5.6 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue amounted to $0.4 million as of September 30, 2018, all of which is included in current liabilities.

(10)	Net Loss per Share

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The Company computed basic and diluted net loss per share using the two-class method, which gives effect to the impact of outstanding participating securities. As the three and nine months ended September 30, 2018 and 2017 resulted in net losses attributable to common stockholders, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted net loss per share because the preferred stockholders do not participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.

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

	As of September 30,
	2018	2017
Unvested restricted common stock awards	203,063	454,833
Outstanding options to purchase common stock	1,654,656	841,510

(11)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018, have had no material changes during the three and nine months ended September 30, 2018.

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

Business

We are a clinical-stage biopharmaceutical company focused on advancing our drug discovery and development platform for Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from our proprietary drug discovery and development platform, applying the principles and tools of synthetic biology to engineer microbes to perform or deliver critical therapeutic functions to treat metabolic and inflammatory diseases and cancer.  As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Our goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit.

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

SYNB1020, the first therapeutic program to enter clinical development, is an oral therapy intended for the treatment of hyperammonemia, or elevated blood ammonia, which includes patients with liver disease and hepatic encephalopathy (HE) and patients with urea cycle disorders (UCD). In these conditions ammonia accumulates in the body and becomes toxic leading to neurocognitive crisis and risk of long-term cognitive or behavioral impairment, coma or death. SYNB1020 has received both Fast Track Designation and Orphan Drug Designation for UCD from the U.S. Food and Drug Administration (the FDA). We initiated a Phase 1 clinical trial in June 2017 to evaluate the safety and tolerability of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe and well-tolerated and achieved proof of mechanism. In April 2018, we announced that we dosed the first patient in our Phase 1b / 2a clinical trial in patients with cirrhosis and elevated blood ammonia. This trial is designed to evaluate the safety and tolerability of SYNB1020 as well as the ability of SYNB1020 to lower systemic levels of ammonia. We also intend to conduct a clinical trial of SYNB1020 in UCD patients.  Timing of initiation of this study will be informed by a number of factors including data from our Phase 1b / 2a study in patients with cirrhosis.

Our second program, SYNB1618, is an oral therapy intended for the treatment of PKU, an IEM in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess circulating Phe, resulting in normalization of levels in the blood and tissues. SYNB1618 has received both Fast Track Designation and Orphan Drug Designation from the FDA. We dosed our first subject in a Phase 1 / 2a clinical trial of SYNB1618 in April 2018 and in September 2018, we announced positive interim clinical data from the healthy volunteer arm of this trial. The data demonstrated that oral administration of SYNB1618 resulted in significant dose-dependent production of biomarkers specifically associated with SYNB1618 activity, demonstrating proof-of-mechanism. The trial is ongoing in patients with PKU.

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

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases, including acquired metabolic diseases, inflammation and cancer. Synthetic Biotic medicines are designed to deliver one or more complementary therapeutics locally to treat these complex disease states. Our portfolio of immuno-oncology (IO) programs is designed to deliver one or more activities to modify the tumor microenvironment, activate the immune system and facilitate tumor reduction.  In 2018, we intend to select a Synthetic Biotic clinical candidate in our IO program and thereafter advance it into preclinical studies to enable filing of an IND application with the FDA.

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

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of October 2018, we have received approximately $240.3 million in proceeds to date as we financed our operations through approximately $110.7 million in aggregate net proceeds from the sale of Private Synlogic preferred stock and Synlogic, LLC preferred units, approximately $0.4 million in a convertible promissory note with one of our investors, which was converted into Private Synlogic preferred stock, approximately $6.0 million in payments received under the AbbVie Agreement, approximately $40.4 million from our merger with Mirna, net of transaction costs, approximately $82.7 million in total net proceeds from the sale of our common stock in our common stock offerings in January 2018 and April 2018 and $0.1 million from exercises of stock options.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of $10.7 million and $36.5 million for the three and nine months ended September 30, 2018, respectively, and $11.9 million and $28.7 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $107.8 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue to date is generated from our collaboration agreement with AbbVie.  The collaboration agreement contains multiple deliverables, which include an exclusive option for AbbVie to acquire IBDCo and research and development milestones.  See Note 9, AbbVie Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement. We expect our revenue to fluctuate for the foreseeable future as it is principally based on the achievement of research and development milestones under our collaboration agreement with AbbVie.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
SYNB1020	$648	$1,958	$2,006	$4,122
SYNB1618	2,016	2,119	5,212	3,814
External pre-development candidate expenses and unallocated expenses	1,095	1,482	5,898	5,835
Internal research and development expenses	6,175	3,396	16,051	8,834
	$9,934	$8,955	$29,167	$22,605

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

Other Income (Expense)

Interest and investment income consists primarily of income earned on investments. Interest expense consists of expense related to our capital leases. Other expense consists primarily of gains and losses on foreign currency invoices.

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

Our critical accounting policies are described in our 2017 Annual Report on Form 10-K filed with the SEC on March 20, 2018. During the three and nine months ended September 30, 2018, there were no material changes to our critical accounting policies, other than revenue recognition due to our adoption of ASC 606 (as defined in Note 2, Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q). We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	For the three months ended		Change
	September 30, 2018	September 30, 2017	$
	(in thousands)
Revenue	$1,801	$111	$1,690
Operating expenses:
Research and development	9,934	8,955	979
General and administrative	3,401	3,231	170
Total operating expenses	13,335	12,186	1,149
Loss from operations	(11,534)	(12,075)	541
Other income (expense):
Interest and investment income	797	170	627
Interest expense	(10)	(7)	(3)
Other expense	(1)	(12)	11
Other income (expense), net	786	151	635
Net loss	$(10,748)	$(11,924)	$1,176

Revenue

Revenue was $1.8 million for the three months ended September 30, 2018 as compared to $0.1 million for the three months ended September 30, 2017. The revenue for both periods is associated with the AbbVie collaboration. The increase in revenue of $1.7 million was primarily the result of a $2.0 million milestone earned upon the execution of the amendment to our AbbVie collaboration during the three months ended September 30, 2018.

Operating Expenses

Research and Development Expense

Research and development expense was $9.9 million for the three months ended September 30, 2018 compared to $9.0 million in the corresponding period in 2017. The increase in research and development expense of $1.0 million was primarily due to an increase of $1.4 million in compensation, benefits and other employee-related expenses associated with increased headcount, an increase of $0.9 million of research and development support costs, an increase of $0.7 million in clinical development costs for our SYNB1618 program and an increase of $0.1 million in professional services. Research and development support costs include increased rent and depreciation from our 301 Binney Street facility, which we occupied in February 2018. These increases were partially offset by decreases of $0.8 million in manufacturing costs for our SYNB1618 program and $1.3 million of clinical development costs for our SYNB1020 program.

General and Administrative Expense

General and administrative expense was $3.4 million for the three months ended September 30, 2018 compared to $3.2 million for the corresponding period in 2017. The increase of $0.2 million was primarily due to an increase of $0.6 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation. These increases were partially offset by a decrease of $0.1 million in audit fees related to preparations for public filings during 2017, as well as a decrease of $0.3 million in legal fees associated with both corporate and patent legal expenses.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2018 was $0.8 million compared to $0.2 million for the corresponding period in 2017. The increase in other income (expense) of $0.6 million was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account.  We did not have the investment account prior to our Merger with Mirna.  These increases were partially offset by an increase in interest expense associated with capital leases established during 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	September 30, 2018	September 30, 2017	Change $
	(in thousands)
Revenue	$2,409	$2,333	$76
Operating expenses:
Research and development	29,167	22,605	6,562
General and administrative	11,764	8,634	3,130
Total operating expenses	40,931	31,239	9,692
Loss from operations	(38,522)	(28,906)	(9,616)
Other income (expense):
Interest and investment income	2,059	267	1,792
Interest expense	(36)	(22)	(14)
Other expense	(5)	(19)	14
Other income (expense), net	2,018	226	1,792
Net loss	$(36,504)	$(28,680)	$(7,824)

Revenue

Revenue was $2.4 million for the nine months ended September 30, 2018 as compared to $2.3 million for the nine months ended September 30, 2017. The revenue for both periods is associated with the AbbVie collaboration. The increase in revenue of $0.1 million was the result of a $2.0 million milestone earned upon the execution of the amendment to our AbbVie collaboration during the nine months ended September 30, 2018.

Operating Expenses

Research and Development Expense

Research and development expense was $29.2 million for the nine months ended September 30, 2018 compared to $22.6 million in the corresponding period in 2017. The increase in research and development expense of $6.6 million was primarily due to an increase of $2.8 million in clinical development costs associated with our SYNB1618 program, primarily due to our Phase 1 / 2a clinical trial, $4.5 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, $2.6 million of research and development support costs and $0.8 million in expenses associated with external preclinical studies.  Research and development support costs include increased rent and depreciation from our 301 Binney Street facility, which we occupied in February 2018.  These increases were partially offset by decreases of $1.8 million in one-time equity-based charges and $0.3 million in one-time patent related charges associated with the MIT-BU license signed in April 2017, as well as a decrease of $1.3 million in manufacturing and formulation costs associated with our SYNB1020 and SYNB1618 programs and a decrease of $0.7 million in clinical development costs related to our SYNB1020 program.

General and Administrative Expense

General and administrative expense was $11.8 million for the nine months ended September 30, 2018 compared to $8.6 million for the corresponding period in 2017. The increase of $3.1 million was primarily due to an increase of $2.4 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, $1.3 million in severance and equity-based compensation charges associated with the separation of our former chief executive officer, as well as $0.6 million associated with professional fees related to public company activities, which include filing fees, insurance and taxes, $0.1 million in support costs, and $0.2 million in consulting and professional fees.  Support costs include rent and depreciation from our 301 Binney Street facility, which we occupied in February 2018. The increases were partially offset by a decrease of $1.0 million in legal fees associated with both corporate and patent legal expenses and a decrease in audit fees of $0.5 million.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2018 was $2.0 million compared to $0.2 million for the corresponding period in 2017. The increase in other income (expense) of $1.8 million was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account. We did not have the investment account prior to our Merger with Mirna.  These increases were partially offset by an increase in interest expense associated with capital leases established during 2017.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of September 30, 2018, we had an accumulated deficit of approximately $107.8 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  At September 30, 2018, we had $132.6 million in cash, cash equivalents, and marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus accrued interest, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2018, our cash, cash equivalents and marketable securities balance increased approximately $45.6 million.  The increase was primarily due to the net proceeds of $53.8 million, from the sale of our common stock in January 2018 and $28.9 million in net proceeds from the registered direct sale of our common shares in April 2018. These increases were partially offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our capital leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Nine months ended September 30,
	2018	2017
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(33,507)	$(22,034)
Investing activities	(90,118)	20,765
Financing activities	82,439	66,905
Net increase (decrease) in cash, cash equivalents and restricted cash:	$(41,186)	$65,636

Cash Flows from Operating Activities

Net cash used in operating activities was $33.5 million for the nine months ended September 30, 2018.  The primary use of cash was our net loss of $36.5 million and a decrease in working capital of $1.3 million, primarily related to decreases in accounts payable and accrued expenses, deferred revenue and an increase in accounts receivable offset by an increase in deferred rent from our 301 Binney Street facility. Net loss was partially offset by $4.3 million of non-cash items primarily including depreciation and equity-based compensation.

Net cash used in operating activities was $22.0 million for the nine months ended September 30, 2017. The primary use of cash was our net loss of $28.7 million. This use of cash was partially offset by $4.6 million of non-cash items including depreciation, equity compensation and the issuance of stock for a license agreement, and an increase of $2.1 million in working capital primarily from increases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $90.1 million and resulted primarily from the purchases of securities of $144.6 million and the purchases of property and equipment of $4.3 million. These uses were partially offset by proceeds from the maturity of marketable securities of $58.7 million.

Net cash provided by investing activities for the nine months ended September 30, 2017 was $20.8 million and resulted primarily from the $40.7 million in net proceeds received in the Merger, of which $0.3 million remained in accounts payable and accrued expenses as of September 30, 2017 and the proceeds from the maturity of marketable securities of $5.5 million. These proceeds were partially offset by uses of cash, including the purchases of securities of $22.9 million and purchases of property and equipment of $2.5 million, including deposits related to the construction of leasehold improvements associated with the new lease.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $82.4 million as a result of $53.8 million in net proceeds from the sale of our common stock in January 2018, $28.9 million in net proceeds from the sale of our common stock in April 2018 and proceeds from exercises of stock options of $0.1 million, partially offset by $0.3 million in payments on our capital leases.

Net cash provided by financing activities for the nine months ended September 30, 2017 totaled $66.9 million as a result of $26.6 million in net proceeds from the sale of Class B preferred units in March 2017 and $40.4 million in net proceeds from the sale of Series C preferred stock in May 2017. These sources of cash were partially offset by payments on our capital leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of September 30, 2018, as well as additional milestone payments from our current and future collaborators and our January 2018 and April 2018 common stock offerings, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash and cash equivalents at September 30, 2018 consisted of cash, money market funds and corporate debt securities.  Our short-term investments consisted of corporate securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities.  Due to the short-term duration of our investment portfolio and the low risk profile of our instruments we do not believe that an increase or decrease in market rates would have a material impact on us. We do not currently hedge interest rate exposure.

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

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2018 and 2017.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was $10.7 million and $36.5 million for the three and nine months ended September 30, 2018, respectively, and $11.9 million and $28.7 million for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $107.8 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In June 2017, we initiated a Phase 1 clinical trial with SYNB1020, in April 2018, we announced that we dosed the first patient in our Phase 1b / 2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis, and in April 2018 we dosed our first subject in a Phase 1 / 2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU, however all of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as Synthetic Biotic medicines may be more expensive and take longer than for other, better known or more extensively studied therapeutic modalities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by the European Medicines Agency or national regulatory agencies may not be indicative of what the FDA, and vice versa, may require for approval and different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

We may not be successful in our efforts to use and expand our development platform to build a pipeline of product candidates.

A key element of our strategy is to use our targeted focus and experienced management and scientific team to create Synthetic Biotic medicines that can be deployed against a broad range of human diseases in order to build a pipeline of product candidates. Although our research and development efforts to date have resulted in potential product candidates, we may not be able to continue to identify and develop additional product candidates. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, these potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position. There is no assurance that we will be successful in our preclinical and clinical development, and the process of obtaining regulatory approvals will, in any event, require the expenditure of substantial time and financial resources.

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

We are heavily dependent on the success of our product candidates. Some of our product candidates have produced results in preclinical settings to date, but none of our product candidates has completed all required clinical trials, and we cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

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

If we experience delays or difficulties in the enrollment of patients in clinical trials, our costs might be higher than expected and our receipt of necessary regulatory approvals could be delayed or prevented.

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

We are a party to certain intellectual property license agreements and expect to enter into additional license agreements in the future. Our existing agreements impose, and future license agreements may impose, certain obligations, including the payment of milestones and royalties based on revenues from sales of our products utilizing the technologies licensed from our licensors, and such obligations could adversely affect the overall profitability for us of any products that we may seek to commercialize. In addition, we will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our product candidates covered under our license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with our third-party licensors. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, these agreements may be subject to termination by the licensor which could have a material adverse effect on our business.

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

We do not independently conduct all aspects of our drug discovery activities, compound development or preclinical studies of product candidates. We currently rely, and expect to continue to rely, on third parties to conduct some aspects of our research and development and preclinical studies. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our studies that support our clinical trial applications and our clinical trials are conducted in accordance with the study plan and protocols for the trial. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or our strategic alliance partners to select viable product candidates for clinical trial application submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP regulations. Any of our suppliers or manufacturers could fail to comply with such requirements or to perform our obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials could become limited or interrupted for other reasons. Under these circumstances, we may choose or be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, manufacture in collaboration with a third party at their facilities, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Risks Related to Commercialization of Our Product Candidates

If any of our product candidates is approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our president and chief executive officer and chief medical officer, chief financial officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of the products we develop.

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

Nasdaq imposes, among other requirements, continued listing standards including minimum bid and public float requirements. The price of our common stock must trade at or above $1.00 to comply with Nasdaq’s minimum bid requirement for continued listing on the Nasdaq Capital Market. If our stock trades at bid prices of less than $1.00 for a period in excess of 30 consecutive business days, Nasdaq could send a deficiency notice to the company for not remaining in compliance with the minimum bid listing standards. During the year ended December 31, 2017 and the nine months ended September 30, 2018, our common stock never traded below $1.00. However, if the closing bid price of our common stock fails to meet Nasdaq’s minimum closing bid price requirement, or if we otherwise fail to meet any other applicable requirements of Nasdaq and we are unable to regain compliance, Nasdaq may make a determination to delist our common stock.

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

Based on the beneficial ownership of our common stock as of November 5, 2018, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 57% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of November 5, 2018, there were a total of 25,447,729 shares of our common stock outstanding.

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

Our current executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.5 million at September 30, 2018 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with Synlogic.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1#	Amended and Restated Letter Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of October 1, 2018.	X
10.2†^	Second Amendment to Agreement and Plan of Merger by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of September 27, 2018.	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: November 13, 2018

SYNLOGIC, INC.

By:	/s/ Aoife Brennan
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)