Form 10-K
period 2018-12-31
SYNLOGIC, INC.
filed 2019-03-12
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was $174.8 million, computed based on the closing price of $9.83 per share on June 30, 2018.

As of March 5, 2019 there were 25,400,495 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

•	other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors”.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our proprietary drug discovery and development platform to create Synthetic Biotic™ medicines, which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated by applying the principles and tools of synthetic biology to engineer beneficial microbes to perform or deliver critical therapeutic functions. As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Our goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit to patients.

We believe that our Synthetic Biotic platform has potential to address both metabolic and immune-mediated diseases and we are evaluating these medicines at different sites of action via different routes of administration, either orally or via injection. While we have designed and created a number of bacterial strains that could potentially be used therapeutically in  a range of diseases, our initial focus is on metabolic diseases that could potentially be treated following oral delivery of a living medicine to the gut. This includes metabolic diseases, which include rare genetic diseases as well as metabolic diseases caused by organ dysfunction.  When delivered orally, Synthetic Biotic medicines are designed to act from the gut to compensate for a dysfunctional metabolic pathway that results in the toxic accumulation of a metabolite with the intended consequence of reducing the systemic levels of the metabolite. We believe that success in our lead programs in rare metabolic diseases will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Our two lead therapeutic programs are being developed for the treatment of hyperammonemia and phenylketonuria (PKU). SYNB1020, our first therapeutic program to enter clinical trials, is an oral therapy intended for the treatment of hyperammonemia, which includes patients with liver disease such as hepatic encephalopathy (HE) and patients with urea cycle disorders (UCD). In these conditions ammonia accumulates in the body and becomes toxic, leading to neurocognitive crisis and risk of long-term cognitive or behavioral impairment, coma or death. SYNB1020 has received both Fast Track Designation and orphan drug designation for UCD from the U.S. Food and Drug Administration (FDA). We initiated a Phase 1 clinical trial in June 2017 to evaluate the safety and tolerability of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe and well-tolerated and achieved proof-of-mechanism. In March 2018, we initiated a clinical trial in patients with cirrhosis and elevated blood ammonia to evaluate the safety and tolerability of SYNB1020 as well as the ability of this Synthetic Biotic medicine to lower systemic levels of ammonia.  We expect to have top-line data from this study in mid-2019. Upon receipt of satisfactory evidence of ammonia lowering in patients with cirrhosis, we will determine the clinical development path for SYNB1020 for the treatment of conditions resulting in hyperammonemia.

SYNB1618, our second program to enter clinical trials, is an oral therapy intended for the treatment of PKU, a rare metabolic disease in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the FDA. We initiated a Phase 1 / 2a clinical trial for SYNB1618 in April 2018 and announced top-line data from this study in September 2018 that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism in healthy volunteers and we are currently evaluating SYNB1618 in patients with PKU. We expect to have patient data from this study in mid-2019.

We have developed a portfolio of immuno-oncology (IO) programs designed to deliver activities to modify the tumor microenvironment, activate the immune system and result in tumor reduction, and we envision that multiple engineered functions could be combined in one Synthetic Biotic medicine. These products could also be used in combination with other cancer therapies such as check-point inhibitors. In November 2018, we announced the selection of our first Synthetic Biotic clinical IO candidate, SYNB1891, and have advanced it into preclinical studies to enable filing of an Investigational New Drug (IND) application with the FDA in the second half of 2019. SYNB1891 is an intratumorally administered Synthetic Biotic medicine designed to act as a dual innate activator of the immune system by stimulation via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the STING pathway.

Our early-stage metabolic pipeline includes discovery-stage product candidates for rare metabolic diseases, GI and immune disorders with high unmet needs. We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases, including metabolic diseases, inflammation and cancer. Synthetic Biotic medicines can be designed to locally deliver combinations of complementary therapeutics to treat these complex disease states.

To progress our pipeline, we collaborate with key disease experts who have developed robust models of relevant diseases to guide selection of our development candidates and to inform our translational medicine strategy. We focus on indications with clear biomarkers associated with disease progression that enable straightforward, early and ongoing assessment of potential clinical benefit throughout the development process. Our collaboration and intellectual property strategies additionally focus on building or leveraging existing third-party expertise in therapeutic research, preclinical and clinical development, manufacturing and commercialization, while also enhancing our industry-leading position in synthetic biology and metabolic engineering.

We have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of inflammatory bowel disease (IBD) such as Crohn’s disease and ulcerative colitis. We have also established a technology collaboration with Ginkgo Bioworks, a privately held high-throughput synthetic biology company, to enable the discovery of new living medicines.  We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

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

Advance Clinical Development of the SYNB1020 Hyperammonemia Program. We initiated our first Phase 1 clinical trial of SYNB1020 to assess safety, tolerability and pharmacokinetics in healthy volunteers in June 2017. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe, achieved proof-of-mechanism and enabled us to identify a dose that could be taken forward into a study in patients. In April 2018, we initiated the first clinical trial  of a Synthetic Biotic medicine in patients to evaluate SYNB1020 in individuals with cirrhosis as a result of liver disease who had elevated blood ammonia. We expect to have top-line data from this study by mid-2019. Further clinical development of SYNB1020 as a treatment for conditions resulting in hyperammonemia, including HE and UCDs, will be informed by a number of factors, including data from our Phase 1b / 2a study in patients with cirrhosis.

Advance Clinical Development of SYNB1618 for PKU. We initiated a Phase 1 / 2a clinical trial of SYNB1618 in April 2018. The Phase 1 / 2a clinical trial protocol included healthy volunteers, as well as adult patient cohorts, and is designed to assess safety, tolerability and pharmacodynamics. In September 2018, we announced top-line data from this study that demonstrated that SYNB1618 was safe in healthy volunteers, achieved proof-of-mechanism and enabled us to identify a dose for evaluation in patients with PKU. We expect to have data from the patient cohorts of this study, including insights regarding therapeutic potential from mechanistic biomarkers, by mid-2019. With supportive data from this study we expect to advance SYNB1618 to a larger clinical trial to assess its impact on blood Phe levels in patients with PKU.

Advance our first IO program into Clinical Development and Continue to Advance our Preclinical Pipeline. We are advancing IND-enabling studies of SYNB1891, our first IO program, with the goal of filing an IND application in the second half of 2019.  We plan to continue to leverage our expertise from our lead programs to accelerate development of discovery-stage Synthetic Biotic programs in lead optimization for the potential treatment of rare metabolic, GI and immune disorders with high unmet needs.

Support Clinical Pipeline Progress with Expanded Manufacturing and Formulation Capability. In December 2018, we announced the expansion of our manufacturing capabilities to produce clinical trial material for mid-stage studies of our rare metabolic disease and IO programs, through entry into an agreement to lease good manufacturing practice (GMP) clean-room space in Waltham, Massachusetts. The new clean-room facility provides an affordable and flexible option that maximizes control over our processes and timelines enabling us to move efficiently through clinical development to bring our Synthetic Biotic medicines to patients.

Maximize the Value of the Synthetic Biotic Platform by Leveraging Strategic Partnerships. Our current partnership with AbbVie is focused on the discovery and development of Synthetic Biotic-based therapies for the treatment of IBD, and in November 2018 we announced receipt of a second milestone payment for this program. We expect to continue to explore strategic partnerships that would leverage the complementary capabilities of our partners to develop Synthetic Biotic medicines and maximize the value of our Synthetic Biotic platform.

Expand the Synthetic Biotic Platform to Lead in the Discovery and Development of Additional Living Medicines and Enabling Technologies. As leaders in the development of engineered non-pathogenic bacteria for therapeutic use, we intend to advance the field of living medicines by continuing to innovate and broaden the potential of our Synthetic Biotic platform to deliver clinically meaningful benefits for patients. We intend to build on our expertise in design, optimization and manufacturing to further develop the Synthetic Biotic platform as a reproducible and scalable engine for generating a pipeline of innovative product candidates that address a broad range of diseases. We have established a technology collaboration with Ginkgo Bioworks, a privately held high-throughput synthetic biology company, to enable the discovery of new living medicines.

Protect and Leverage Our Intellectual Property Portfolio and Patents. We believe that we have a broad intellectual property portfolio that includes patents and patent applications relevant to the engineering, development, manufacturing and formulation of human therapeutic products based on synthetic biology and the metabolic engineering of non-pathogenic bacteria. We intend to continue to protect and leverage our intellectual property assets by maintenance and expansion of our worldwide portfolio of intellectual property, including the pursuit of composition of matter and other intellectual property focused on our Synthetic Biotic programs and our technology platform.

Our Focus: Living Medicines

Our novel proprietary Synthetic Biotic discovery and development platform combines synthetic biology and metabolic engineering to re-design the genetic circuitry of beneficial non-pathogenic microbes, including probiotic bacteria, and generate living medicines.

We believe living medicines have unique advantages as potential therapeutics. Living cells can carry out functions that cannot be performed by many conventional drug treatments, such as small molecules or antibodies. In contrast to conventional therapeutics that largely engage a single target and address one molecular dysfunction, living medicines can be designed to dynamically sense diseased environments and respond with a programmed and combinatorial effect compensating for the dysfunction of entire processes or pathways missing in disease. Moreover, a living medicine can also function “catalytically,” since a single living cell can carry out multiple cycles of the intended therapeutic activity during its time in the patient. Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing toxic substances or delivering combinations of therapeutic factors.

Leveraging Synthetic Biology and Metabolic Engineering of Non-Pathogenic Bacteria to Produce Living Medicines

Non-Pathogenic Bacteria. Bacteria is isolated from the human microbiota and widely used as supplements that are believed to provide health benefits. Bacteria have evolved over millions of years to adapt, survive, and carry out active metabolism in many different environments. They are also amenable to genetic manipulation. To confer a therapeutic effect, we leverage basic biological properties of bacteria and tools of synthetic biology to develop Synthetic Biotic medicines.

Using Synthetic Biology to Generate Synthetic Biotic Medicines. Our scientists genetically engineer a beneficial non-pathogenic bacterium with “wiring” or biological circuits to direct cellular biological processes in a manner analogous to designing electrical circuits. The critical parts of an engineered Synthetic Biotic medicine include (1) the chassis, or non-pathogenic bacterium, (2) the effector module, which is a gene or pathway encoding the core biological activity that provides the therapeutic function, and (3) tunable switches to precisely determine the circumstances under which the effector module will be activated, as well as the potency, performance and output of the effectors themselves. We aim to precisely and appropriately control the amount, location and activity of our Synthetic Biotic medicines to address specific diseases.

Schematic of the Synthetic Biotic Platform Components: Chassis, Effector, Switch

(1) The Chassis: Our Synthetic Biotic platform currently employs well-characterized bacteria used as probiotics to serve as the chassis upon which we build our living medicines. Our initial programs use E. coli Nissle, which is one of many non-pathogenic strains isolated from the human microbiota. E. coli Nissle is non-colonizing in the GI and has been used as a probiotic bacterial supplement for the last 20 years to promote gut health.  Clinical studies have demonstrated that E.coli Nissle is rapidly cleared from most individuals with no significant safety issues (Clin. Transl. Sci. (2017) 00, 1—8). We also observed similar rates of clearance from subjects in our recent Phase 1 clinical trial of SYNB1020 in healthy volunteers (Sci. Transl. Med. 2019: Vol. 11, Issue 475, eaau7975). We believe E. coli Nissle’s widespread use as a probiotic is evidence of its utility as a safe background chassis to apply synthetic biology to confer a therapeutic benefit.  E. coli Nissle’s metabolic systems and its genetic and metabolic machinery are well understood and provide a robust cellular context into which genetic information can be introduced with high efficiency and little or no damage to the fitness of the bacterium. In addition, the advanced nature of the synthetic biology toolkit available for E. coli Nissle enables rapid iterative design, assembly, and testing of prototype product candidates and remains unique among other bacterial and cellular engineering approaches.

(2) Building the Effector Module or Circuit: Synthetic Biotic medicines have the advantage that they can be designed with multiple pathway components. We have developed proprietary integration systems to direct stable insertion of multiple genetic circuits and pathways into optimal chromosomal locations, or “landing pads,” of E. coli Nissle. This enables efficient and stable expression of multiple genes encoding enzymes and other proteins. These activities may be further improved for therapeutic effect when combined or when under the control of tunable switches that determine when the mechanisms should be activated.  Our Synthetic Biotic platform allows us to engineer two types of mechanistic activities into our Synthetic Biotic medicines: we can engineer living medicines that act as engines capable of metabolic transformations that can substitute or compensate for missing or defective pathways in a patient, and we can also engineer living medicines to produce therapeutically beneficial molecules. We have leveraged proprietary tools, know-how and intellectual property to build multiple Synthetic Biotic lead strains that produce therapeutically relevant effects in preclinical experiments. Progression of these strains as product candidates in diseases with high unmet need is based on prioritizing those with feasible drug development paths in terms of availability of informative animal models and existence of biomarkers to guide efficient clinical development.

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

Synthetic Biotic Portfolio: Initial Applications Designed to Target Different Sites of Action in Metabolic and Immune-mediated Diseases

Advantages of Our Synthetic Biotic Drug Development Platform and Synthetic Biotic Living Medicines

We believe our platform has the potential to provide safe and effective therapies for patients given several attributes of our Synthetic Biotic approach:

Unique Mechanisms to Treat Systemic Metabolic and Immune Dysfunction

Synthetic Biotic medicines may be programmed with entire pathways to degrade unwanted molecules or produce those that are beneficial. We believe metabolic pathway complementation is advantageous as compared to gene, RNA or enzyme replacement therapies that are limited to targeting a single gene or protein defect and may require several unique drug products to address genetically heterogeneous patient populations. By compensating with an entire pathway, Synthetic Biotic medicines may provide a therapeutic solution to broader disease populations as a single engineered therapeutic. We believe that our approach has advantages for the treatment of metabolic diseases, GI and immune disorders versus those other modalities that may be limited by delivery, transduction efficiency, duration of therapeutic expression and unclear potential for long-term dosing.

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

Our Synthetic Biotic programs for rare metabolic diseases are designed to be dosed orally, and act locally while transiting through the gut and, as a consequence, decrease toxic metabolite levels in the blood, thereby providing a systemic therapeutic benefit to the patient. This approach is well suited to regulate the amount of a metabolic byproduct in a patient’s body, particularly when there is unconstrained metabolite flux between the systemic circulation and the gut. Given the potential for chronic oral dosing, Synthetic Biotic medicines may have benefits in terms of dose prediction and reversibility of activity.

Currently, many complex diseases, such as inflammatory and autoimmune indications and cancer, require that patients are treated systemically with a combination of therapeutic agents, often resulting in poor tolerability, multiple adverse events and increased cost of therapy. Combinations of cytokine, antibody and protein therapies have potential for great benefit, but can be restricted by dose-limiting side effects when administered systemically. Our approach is to leverage the adaptability of E. coli Nissle to enable the combination of multiple activities into one therapy, which therefore could have greater efficacy while avoiding the toxic negative impact of multiple systemic therapies. We believe that the potential to program the control of expression of one or more proteins at the local disease site represents a unique approach to targeted therapy. We have also developed approaches to enhance the secretion of protein effectors to the extracellular environment. We are developing Synthetic Biotic medicines with the potential to normalize function of a dysregulated immune system. For example, in the case of inflammatory conditions, Synthetic Biotic medicines may be programmed to detect inflammation and respond with the production of one or more anti-inflammatory molecules. In oncology, our programs are being designed to produce effectors to promote immune system activity against a tumor. These activities may further be combined with mechanisms that target tumor metabolism. By incorporating multiple actions, Synthetic Biotic medicines have the potential to address complex diseases while avoiding the risk of systemic toxicity and reducing development costs associated with combining systemic therapies.

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

Biomarkers as indicators of mechanistic and clinical activity may also be engineered into Synthetic Biotic medicines from the beginning to drive optimization and decision-making. By assessing the activities of our Synthetic Biotic programs in in vitro and in vivo preclinical models, we can model activity in humans. As we progress through clinical studies, we expect our predictive pharmacology models will be further refined to inform dosing and development decisions for our additional programs.

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

Manufacturing efforts have demonstrated reproducibility, yield and stability during small, medium and Phase 1 clinical-scale campaigns where we have developed and executed processes to manufacture 3,000 to 5,000 doses of active drug. In December 2018, we entered into an agreement to lease GMP clean-room space from the Azzur Group, LLC. The agreement has expanded our manufacturing capabilities to enable in-house manufacturing of liquid and solid formulations for mid-stage clinical trials of our orally administered and IO Synthetic Biotic medicines.

Our Product Pipeline

Approach to Selection of Therapeutic Area

We believe that our Synthetic Biotic platform has potential to address both metabolic and immune-mediated diseases and we are evaluating these medicines at different sites of action via different routes of administration, either orally or via injection. Our approach to selecting our initial metabolic programs was based on the potential of the Synthetic Biotic platform to uniquely address conditions in which there is (1) unmet medical need with (2) well understood biology that is (3) based on an imbalance of a metabolite and (4) where that metabolite is available within or originates from the gut lumen. Additional considerations include the availability of animal models, relevant biomarkers and feasible clinical development paths. Our initial clinical and preclinical programs have been focused on certain rare metabolic diseases and acquired metabolic diseases that share these characteristics. When delivered orally, these Synthetic Biotic medicines are designed to act from the gut to compensate for the dysfunctional metabolic pathway with the intended consequence of reducing systemic levels of the toxic metabolites. We believe that clinical success in these programs will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction, while bringing meaningful change to lives of patients suffering from these debilitating conditions. Our two lead therapeutic programs are being developed for the treatment of hyperammonemia (SYNB1020) and PKU (SYNB1618). Our early-stage metabolic pipeline includes discovery-stage product candidates for rare metabolic and GI tract diseases.

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases, including metabolic diseases, inflammation and cancer. We are developing a portfolio of IO programs capitalizing on the natural immunostimulatory characteristic of our bacterial chassis and using a rational approach to engineer specific effectors to stimulate the innate and adaptive arms of the immune system, alter the tumor microenvironment and to select combinations of relevant mechanisms and treatments to address specific tumor types.

Our Initial Programs: Overview of Rare Metabolic Diseases

Patients with rare metabolic diseases are born with mutations in certain genes that result in the loss of a necessary enzyme function in an essential metabolic pathway and prevent the body from metabolizing commonly occurring byproducts of digestion. In patients with such diseases, these byproducts can accumulate to toxic levels in the gut and systemically throughout the body to cause serious health consequences, including irreversible neurological dysfunction. Although in some cases diet modification can be beneficial, high unmet medical need remains as there are few current therapeutic treatments.

While there are hundreds of genetic conditions that fall into this class, individual disorders are considered orphan diseases, with each disease affecting fewer than 200,000 patients in the United States and fewer than five per 10,000 people in the European Union. This includes diseases such as urea cycle and amino acid metabolism disorders. Many rare metabolic diseases are thought to be underdiagnosed given the rarity of the conditions, potential for infant death and lack of available diagnostics and limited therapies.

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

We believe that because the majority of ammonia is produced in the gastrointestinal (GI) tract, an orally administered Synthetic Biotic medicine could be an effective therapeutic to reduce the levels of excess ammonia in the blood of patients with HE and UCDs without the need for severe protein restriction and the risk of systemic toxicities. The FDA granted SYNB1020 orphan drug designation for UCDs in August 2016 and Fast Track designation in June 2017.

Overview of HE

The primary function of the liver is to filter out toxins, particularly ammonia, that are harmful if not correctly metabolized. In patients whose liver function is impaired, these toxins can accumulate in the blood stream and cause organ damage, particularly in the brain, which leads to a decline in brain function that is referred to as HE. Ammonia, a highly toxic substance produced in the body as a byproduct of protein metabolism, plays a key role in the development and prognosis of HE. While ammonia can be minimally metabolized by the brain in patients whose liver function is impaired, excessive ammonia levels can overwhelm the capacity of brain tissue and lead to a greater chance of developing brain swelling, coma and death for patients with HE. It is estimated that 30-45% of patients with chronic liver disease are affected by episodes of HE, and while many HE symptoms can be reversed with appropriate treatment, persistent impairment of memory and learning can occur.

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

Functional Urea Cycle

Urea Cycle: The urea cycle is a series of five enzymes as well as transporters and cofactors found primarily and the liver and intestine that are involved in the detoxification of ammonia. A sixth enzyme, N-acetylglutamate synthase (not shown) forms an important precursor for this pathway.  Deficiencies in any of these six enzymes or damage to hepatocytes containing these enzymes can result in the toxic accumulation of ammonia or urea cycle intermediates.

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

A detailed description of  the engineering of SYNB1020, data from preclinical studies in animal models of disease and healthy non-human primates as well as data from our clinical study of SYNB1020 in healthy volunteers was published in January 2019 (Sci. Transl. Med. 2019:Vol. 11, Issue 475, eaau7975).

In summary, we have demonstrated in in vitro studies, that SYNB1020 consumes ammonia and produces arginine at substantially higher rates compared with a control strain of E. coli Nissle that had not been engineered.

In an animal model of hyperammonemia, the spf-ash/F1 mouse, we observed a dose-dependent decrease in blood ammonia in mice fed a high protein diet that received orally administered SYNB1020 compared to heat inactivated SYNB1020 at the highest dose. This reduction in blood ammonia resulted in improved survival of animals dosed with SYNB1020, compared to animals given the heat-inactivated control. Similar data demonstrating reduction in blood ammonia with SYNB1020 administration have been generated in both a mouse model (the thioacetamide, or TAA model) and in the rat bile duct ligation model of liver damage.

SYNB1020 Clinical Development Plan

In June 2017, we initiated a Phase 1 trial to evaluate the safety, tolerability, and gastrointestinal clearance of single and multiple doses of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data that demonstrated that SYNB1020 was safe and achieved proof-of-mechanism. The Phase 1 trial was a randomized, double-blind, placebo-controlled trial of orally administered SYNB1020 evaluating ascending doses each administered on a single day and multiple ascending doses administered over 14 days. The primary objective of the trial was to assess safety and tolerability of SYNB1020 in healthy volunteers. Secondary objectives were to characterize the microbial kinetics of SYNB1020 in feces as measured by quantitative polymerase chain reaction (qPCR) and gastrointestinal tolerability assessed by the Gastrointestinal Symptom Rating Scale. Exploratory endpoints were designed to evaluate the pharmacodynamic effects of SYNB1020, including measurements of blood ammonia levels and other related biomarkers.

Fifty-two healthy volunteers were dosed orally with either SYNB1020 or placebo (ratio three to one), including 28 in seven cohorts in the single ascending dose (SAD) portion of the study and 24 subjects in three cohorts of the multiple ascending dose (MAD) portion of the trial. Complete safety results from the SAD and MAD Phase 1 trials demonstrate that SYNB1020 was well tolerated at doses of up to 5x1011 CFU three times a day for 14 days. Higher doses were associated with mild to moderate gastrointestinal symptoms, mainly nausea and vomiting.

As expected, we did not observe changes in blood ammonia levels during the trial, as all subjects were healthy volunteers who entered the trial with well-controlled normal blood ammonia levels. In a stable-isotope tracer study in which subjects were orally administered 15N-ammonium chloride, we observed a dose-dependent increase in 15Nitrate, a terminal metabolite of arginine metabolism, in plasma and urine compared to baseline in SYNB1020-treated subjects but not in the placebo group. In subjects treated with the highest dose, the increase in blood and urinary nitrate was statistically-significant compared to placebo-treated subjects. This observation is consistent with SYNB1020’s mechanism of action which converts ammonia into arginine.  In addition, conversion of ammonia into arginine was demonstrated in bacteria collected from the feces of treated subjects but not from placebo treated individuals thus demonstrating SYNB1020 retained activity during transit through the colon.

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

SYNB1020 Upcoming Milestones

In April 2018, we initiated the first clinical trial of SYNB1020 in patients with cirrhosis as a result of liver disease who had elevated blood ammonia and we expect to have top-line data by mid-2019. Further clinical development of SYNB1020 for conditions resulting in hyperammonemia, including HE and UCDs, will be informed by a number of factors, including data from our Phase 1b / 2a study in patients with cirrhosis.

SYNB1618 for PKU

PKU is a rare metabolic disease caused by a genetic defect in the gene phenylalanine hydroxylase (PAH) leading to Phe accumulation in the blood and brain, where it is neurotoxic and can lead to neurological deficits and even death. Current disease management of PKU involves dietary protein restriction with the consumption of phenylalanine-free protein supplements. There are currently two approved medications for treatment of PKU:

•

Kuvan ® (sapropterin dihydrochloride), an oral medication that is indicated for a subgroup of patients who have some residual PAH activity and does not eliminate the need for ongoing dietary management.

•	PalynziqTM (pegvaliase-pqpz), an injectable, pegylated, bacterial enzyme (phenylalanine ammonia-lyase or PAL) that metabolizes Phe and that is indicated for treatment of adult patients.

Despite recommendations supporting life-long control of phenylalanine levels, compliance is challenging due to the highly restrictive nature of the diet, putting patients at risk for cognitive and psychiatric disease and supporting the need for novel treatment approaches.

Our Synthetic Biotic platform is well-suited to complement the missing enzyme function in PKU patients by providing alternative metabolic pathways to consume Phe. Our second rare metabolic disease program, SYNB1618 for PKU, is designed to remove excess Phe from the blood by transforming it into non-toxic metabolites. The FDA granted SYNB1618 orphan drug designation for PKU in October 2017 and Fast Track designation in April 2018.

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

PaylnziqTM (pegvaliase-pqpz), a pegylated form of recombinant phenylalanine ammonia lyase (PAL), an enzyme that metabolizes phenylalanine but does not require cofactor activity, was approved by the FDA in 2018. While daily Palynziq injections have been proven to lower phenylalanine levels, many patients experience injection site reactions and/or develop antibodies to the product. A Black Box warning of a risk of anaphylaxis is included on the Palynziq label and Palynziq is currently only indicated for adult patients. Other therapeutics in early development include various gene therapy approaches, modified cell therapies and a modified orally delivered enzyme replacement therapy.

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

SYNB1618 Design

SYNB1618 is a genetically-modified strain of E. coli Nissle engineered to express a synthetic pathway for transporting and metabolizing Phe in patients with PKU following oral administration. SYNB1618 was designed to overcome the missing enzyme function in patients with PKU with complementary pathways to reduce phenylalanine levels.

In designing SNYB1618, we integrated genes, including a form of the PAL enzyme that converts phenylalanine to the non-toxic byproduct trans cinnamic acid (TCA), which is then converted in the liver to hippurate (HA) and excreted in the urine. TCA and HA function as useful biomarkers of SYNB1618 activity in vivo. A detailed description of  the engineering of SYNB1618 and data from preclinical studies in an animal model of disease and healthy non-human primates was published in September 2018 (Nat. Biotechnol. 36, 857–864 (2018)).

SYNB1618 Nonclinical Program

Preclinical Efficacy Studies

In vivo studies in a mouse model of PKU (enu2-/-) demonstrated that urinary HA concentrations increased in a dose-dependent fashion in SYNB1618-treated mice compared to mice treated with an unengineered E. coli Nissle control that did not have the phenylalanine degradation pathway. We also observed that subcutaneous injection of mice on a Phe-restricted diet with phenylalanine resulted in a rapid increase in blood phenylalanine concentrations. The increase associated with this phenylalanine challenge was significantly blunted upon oral administration of SYNB1618 compared to administration of the non-engineered control strain.  Similar data were generated with SYNB1618 in healthy non-human primates. With increasing oral doses of SYNB1618, we observed increasing levels of plasma TCA and urinary HA demonstrating that SYNB1618 is functional in the primate gut. Taken together, these data demonstrate that SYNB1618 has activity in the GI tract and can decrease blood Phe levels by degradation of recirculating phenylalanine, as well as dietary Phe. A detailed description of  the engineering of SYNB1618 and data from preclinical studies in an animal model of disease and healthy non-human primates was published in September 2018 (Nat. Biotechnol. 36, 857–864 (2018)).

SYNB1618 Clinical Development Plan

In April 2018, we initiated a Phase 1 / 2a, randomized, double-blinded, placebo-controlled study to evaluate the safety, tolerability, and gastrointestinal clearance of SYNB1618. We treated healthy adult volunteers with single- or multiple-ascending doses of SYNB1618 and are currently evaluating SYNB1618 in cohorts of patients with PKU.

Primary endpoints of the study were safety, tolerability and identification of a suitable dose to evaluate in patients with PKU. In addition, exploratory endpoints were designed to evaluate the pharmacodynamic effects of SYNB1618, including production of previously identified biomarkers related to SYNB1618 activity, TCA in plasma and HA in urine, and to provide mechanistic and clinical insights in both healthy volunteers and patients with PKU.

Fifty-six healthy volunteers were dosed orally with either SYNB1618 or placebo (ratio three to one), including 24 in six cohorts in the SAD portion of the study and 32 subjects in three cohorts of the MAD portion of the trial. In September 2017, we announced top-line data demonstrating that in healthy volunteers SYNB1618 was safe and well tolerated at doses up to 2x1011 CFU three times a day for seven days. Higher doses were associated with mild to moderate gastrointestinal symptoms, mainly nausea and vomiting. The data also demonstrated proof-of-mechanism for SYNB1618.

During the treatment part of the study, subjects were housed in a clinical unit and provided a defined diet. The activity of SYNB1618 was evaluated in fasted subjects in both the SAD and MAD cohorts after administration of a standardized breakfast drink containing a defined amount of protein. At one dose level in the SAD portion of the study, solid food containing an equivalent amount of protein was substituted for the liquid meal. In addition, a labeled Phe tracer (D5-Phe) was orally administered. Blood and urine were collected over a subsequent six-hour period and several metabolites were measured including Phe and SYNB1618-specific biomarkers of Phe metabolism, TCA in blood and HA in urine. This was conducted in the SAD cohorts on the day of dosing and in the MAD cohorts on Day -1 (baseline) and Day 7 (the last day of dosing).

A statistically significant dose-dependent increase in both plasma TCA and urinary HA was observed in SYNB1618-treated subjects but not in those treated with placebo.  Production of metabolites from Phe administered as a free amino acid was similar to Phe administered as whole protein. In addition, production of metabolites was similar whether the protein was administered as a liquid or as a solid meal. In healthy volunteers, who all have normal Phe metabolism, there was no impact on blood Phe levels.  All healthy volunteers enrolled in the study cleared SYNB1618 from their GI tracts within the expected timeframe

SYNB1618 Upcoming Milestones

The Phase 1/2a trial is ongoing and we are currently evaluating single and multiple doses of SYNB1618 in patients with PKU. The primary endpoints of the study are safety and tolerability. In addition, while the study was not designed to demonstrate and effect on Phe lowering it will enable evaluation of the pharmacodynamic effects of SYNB1618, including production of TCA in plasma and HA in urine in order to characterize the kinetics of SYNB1618 and to provide mechanistic and clinical insights in patients with PKU. We expect to have data in mid-2019.

Synthetic Biotic Medicines for Rare Metabolic, GI and Immune Disorders with High Unmet Needs

The design, preclinical research, clinical planning and scalable manufacturing of our lead programs have already informed development of future clinical candidates. Our initial programs were selected based on applicability of the Synthetic Biotic platform to provide pathway complementation in rare metabolic diseases in which the toxic metabolite was known to be associated with the relevant clinical endpoint and to be accessible in the GI tract. Additional examples in which there is opportunity to expand the potential of Synthetic Biotic medicines include discovery-stage programs for rare metabolic, GI and immune disorders with high unmet needs.

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

Our Synthetic Biotic Medicines for Immuno-Oncology (IO)

We believe boosting the body’s immune response against tumor cells is one of the most promising advances in the treatment of cancer. The so-called “hot tumors”, those with robust immune cell infiltration, specifically by T cells, have responded well to immunotherapies such as the PD-1 and CTLA-4 checkpoint inhibitors. Checkpoint inhibitors work by blocking pathways that inhibit T cells thus enabling them to recognize and destroy the tumor. Checkpoint inhibitors have significantly extended the lives of patients with several cancer types and, in some cases, have resulted in complete clinical responses. However, a large proportion of tumors are “cold” (i.e., they lack T cells), and respond poorly to current immunotherapy.

Our goal is to leverage our Synthetic Biotic platform to design living medicines that can engage multiple immunomodulatory pathways to enhance tumor inflammation and promote robust T cell responses enabling broad tumor response and remission. We believe that such medicines have the potential to expand the patient population that could benefit from immunotherapy. Our approach is designed to deliver robust therapeutic combinations directly to the tumors, without significant systemic exposure. Synthetic Biotic medicines are being developed to be administered by an intra-tumor injection or, in the case of GI cancers, by oral administration and can be engineered to perform three types of functions: metabolic conversions (consumption of an immune-suppressive metabolite or production of an immuno-activating metabolite, secretions or bacterial surface display of proteins (cytokines, chemokines, receptor ligands), and secretion or bacterial surface display of specific single chain antibody domains, known as scFv.

We believe our Synthetic Biotic platform can be deployed in a rational, mechanistic way, and can deliver multiple validated mechanisms to elicit specific immune responses in the tumor microenvironment. Our main mechanistic areas of focus in the context of tumor immunology include:

•

Immune activation and priming: Our bacterial Synthetic Biotic chassis is predicted to engage innate immune cells in the tumor microenvironment, thereby initiating an immune cascade to activate and direct T cells to the tumor. Lack of effective presentation of tumor-specific antigens to T cells is recognized as a significant limitation to the initiation of immune responses in tumors. We are building and optimizing Synthetic Biotics medicines with the potential of addressing this issue. For example, our first Synthetic Biotic development program is SYNB1891, an engineered E.coli Nissle designed to produce a STING (STimulator of INterferon Genes) agonist while taking advantage of the chassis effect. The STING pathway plays a critical role in the control of tumor growth at both steady state and following a variety of cytolytic and immune-based therapies by initiating an antitumor immune response and driving tumor regression. SYNB1891 can be delivered directly into the tumor enabling its localized site of action in the tumor microenvironment. The approach of using intra-tumoral injection elicits STING activation in the tumor but not systematically, potentially decreasing the risk of adverse events that may arise from the production of systemic interferon.

•

Immune augmentation/Reversal of immunosuppression: We have developed strains that actively consume and transform immunosuppressive metabolites in the tumor microenvironment, with the goal of setting up a milieu conducive to immune activation and tumor destruction. For example, we have built Synthetic Biotic candidates that consume kynurenine to reprogram the tumor microenvironment and to enable recognition of the tumor by the adaptive immune system.

•

T cell expansion: Tumor antigen-specific T cell expansion and prevention of exhaustion are recognized as key objectives for successful cancer immunotherapy. We are developing Synthetic Biotic medicines programs to secrete specific cytokines and scFvs to promote T cell survival and expansion.

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

Our product vision for immuno-oncology is to use a rational approach to selecting and combining relevant mechanisms of action for the microenvironment of specific tumor types. For example, in animal models we are evaluating Synthetic Biotic medicines that combine the antigen release, activation and priming activities of a STING agonist with the immune augmentation and T cell expansion effects of kynurenine consumption. In early studies with intra-tumoral administration, in preclinical mouse models, we have observed high rates of durable response with evidence of an effect not only on the treated tumor, but also a shrinking of tumors outside the scope of the localized treatment (abscopal effect), while avoiding systemic toxicity.

In 2018, we selected SYNB1891 as our first Synthetic Biotic IO development candidate and are advancing it through IND-enabling studies. We expect to file an IND application for SYNB1891 in the second half of 2019.

Our Synthetic Biotic Medicines for Inflammatory Bowel Disease

Among immune conditions, IBD is particularly attractive for our Synthetic Biotic platform, as it allows us to leverage knowledge and expertise gleaned from our metabolic programs to develop living medicines that can act locally at the site of disease in the gut. Because our approach is based on local delivery to the site of inflammation and not on systemic administration, we anticipate that our Synthetic Biotic medicines may offer an attractive safety profile in this setting. In 2015, we entered into a multi-year global collaboration with AbbVie focused on the discovery and development of Synthetic Biotic medicines for the treatment of IBD. In June 2017 and September 2018, we announced the achievement of the first and second milestones, respectively in this collaboration.

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

Under the terms of the collaboration with AbbVie, we have the responsibility to discover, characterize and optimize one lead Synthetic Biotic product candidate to the point of an IND-enabling package, together with two backup product candidates, through a research and development program covering a limited number of effectors that modulate the IBD pathophysiology. The multi-year collaboration combines AbbVie’s expertise in inflammatory diseases with our expertise in synthetic biology and metabolic engineering. AbbVie agreed to pay IBDCo an upfront payment of $2.0 million, received in December 2015, and up to $16.5 million upon the achievement of certain research milestones.

In May 2017, IBDCo achieved the first of these research milestones under the AbbVie Agreements for which it received $2.0 million. On September 27, 2018, AbbVie and the Company signed an amendment (the Second Amendment) to the AbbVie Agreements. The Second Amendment clarified the requirements necessary to complete the second phase which resulted in additional time and effort in the second phase of the research plan.  Additionally, the Second Amendment split the next milestone payment under the AbbVie Agreements into two payments: a milestone payment of $2.0 million earned by the Company upon execution of the Second Amendment and the remaining milestone payment of the balance due upon the successful achievement of specified research and pre-clinical events and the advancement to the third phase of the research plan.

On December 18, 2018, AbbVie and the Company signed an amendment (the Third Amendment) to the AbbVie Agreements. The Third Amendment provides that in the event AbbVie determines that it is necessary to enter into license agreements with certain third parties in a particular country or other jurisdiction which, but for such license, would be infringed by the manufacture, use or sale of any product governed by the AbbVie Agreements, AbbVie would be entitled to deduct certain expenses related to such license agreements from particular payments made to the Company.

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

Intellectual Property and Technology Licenses

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from our collaborators or other third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in certain jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of synthetic biology. We additionally rely on data exclusivity, market exclusivity, and patent term extensions when available, and plan to seek and rely on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

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

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies, which are directed to diseases and conditions associated with hyperammonemia, hyperphenylalanemia, other IEMs and metabolic disorders, autoimmune and other inflammatory disorders and oncology. As of March 5, 2019, we had 106 Synlogic-owned patents and patent applications in U.S. and foreign jurisdictions, of which 5 have been issued or allowed.

Synlogic Intellectual Property

Disease-related applications

The disease-related applications in our intellectual property portfolio relate to certain pathological conditions including, but not limited to hyperammonemia, hyperphenylalaninemia, diseases and conditions arising from IEMs, metabolic disorders diseases and conditions associated with an inflammatory state, diseases associated with gut inflammation, compromised gut mucosal barrier (leaky gut), and various autoimmune disorders as well as use in immuno-oncology and provide coverage for engineered bacteria having genetic circuitry designed to specifically address those conditions and the associated disease states. The intellectual property portfolio provides coverage for compositions directed to engineered bacterial strains, methods of making the bacterial strains and methods for treating diseases. Currently, intellectual property relating to this technology includes pending applications in U.S. and foreign jurisdictions, as well as several issued U.S. patents directed to composition of matter and pharmaceutical composition claims covering our clinical candidates. The patent term for our current IP has expiration dates ranging from December 2035 to February 2037, depending on the indication and excluding any patent term adjustments or extensions.

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

Technology Licenses

In addition to our own patent applications, we have historically licensed patents and patent applications from MIT and Trustees of Boston University (BU) to access intellectual property covering synthetic biology circuitry. The intellectual property licensed from MIT and BU related to genetic circuitry (designed to be modular components for integration into biological systems), cells containing the genetic circuitry, and methods and systems for gene regulation using the genetic circuitry.

During 2018, we determined our growing portfolio of internally generated intellectual property superseded the in-licensed intellectual property in the BU license and the MIT license. Accordingly, on December 18, 2018, we provided notice to terminate the license agreements with MIT and BU/MIT. The BU license will be terminated effective February 16, 2019 and the MIT license will be terminated effective June 19, 2019.

General Considerations

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to account for delays in prosecution at the U.S. Patent and Trademark Office (USPTO) and/or to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. For regulatory delays, the restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

Trademarks

Our registered trademark portfolio currently contains 14 registered trademarks, and eight pending applications

Other

Generally, we seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including employees, contractors, consultants, collaborators, and advisors. In some circumstances, we may rely on trade secrets to protect our technology. We seek to preserve the integrity and confidentiality of our proprietary technology, trade secrets and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that company employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section entitled “Risk Factors—Risks Related to Intellectual Property”.

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process and a new biologic must be approved by the FDA through the Biologics License Application (BLA), process before it may be legally marketed in the United States.

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
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with GMP to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the BLA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. In June 2016, the FDA issued an updated guidance for the industry entitled “Early Clinical Trials with Live Biotherapeutic Products: Chemistry, Manufacturing and Control Information,” which included recommendations from the FDA regarding the chemistry, manufacturing and control information that should be included in an IND for early clinical trials with live biotherapeutic products. This Guidance reflects the FDA’s thinking on a topic at the time that it was issued and although it is not binding on the FDA or a sponsor, it provided us with additional information about what should be included in our IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug. If this type of discussion occurs, a sponsor may be able to request a Special Protocol Assessment (SPA), the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse reactions, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

U.S. Review and Approval Processes

The results of product development, preclinical and other nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of a BLA requesting approval to market the product. The submission of a BLA is subject to the payment of a significant user fee; although a waiver of such fee may be obtained under certain limited circumstances, including where the biologic has been designated as an orphan drug. The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in depth substantive review. The FDA may refer the BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the BLA, or an approval letter following satisfactory completion of all aspects of the review process. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving a BLA, the FDA will inspect the facility or facilities where the product is manufactured.

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

The Pediatric Research Equity Act (PREA), requires a sponsor to conduct pediatric clinical trials for most newly approved drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. Orphan indications are exempt from PREA. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (referred to as the Hatch Waxman Amendments). The Hatch Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND, and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of its currently-owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant BLA.

Pediatric exclusivity is a type of marketing exclusivity available in the United States. Under the Best Pharmaceuticals for Children Act (BPCA), an additional six months of marketing exclusivity may be available if a sponsor conducts clinical trials in children in response to a written request from the FDA. If a written request does not include clinical trials in neonates, the FDA is required to include its rationale for not requesting those clinical trials. The FDA may request studies on approved or unapproved indications in separate written requests. The issuance of a written request does not require the sponsor to undertake the described clinical trials. To date, we have not received any written requests.

Biologics Price Competition and Innovation Act of 2009

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA), which included the BPCIA, amended the PHSA to create an abbreviated approval pathway for two types of “generic” biologics, biosimilars and interchangeable biologic products, and provides for a 12-year data exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however if pediatric clinical trials are performed and accepted by the FDA, the 12-year data exclusivity period will be extended for an additional six months. Because our product candidates will be regulated as biologics, if they are approved, they may be subject to competition from biosimilars. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically-inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

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

Expedited Review and Approval

The FDA has various programs, including Fast-Track, priority review, and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Generally, drugs that may be eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that offer meaningful benefits over existing treatments. For example, Fast-Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious diseases and fill an unmet medical need. The request may be made at the time of IND submission and generally no later than the pre-BLA meeting. The FDA will respond within 60 calendar days of receipt of the request. Priority review, which is requested at the time of BLA submission, is designed to give drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months as compared to a standard review time of 10 months. Although Fast-Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast-Track designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides approval of drugs that treat serious diseases, and that fill an unmet medical need based on a surrogate endpoint, which is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. Discussions with the FDA about the feasibility of an accelerated approval typically begin early in the development of the drug in order to identify, among other things, an appropriate endpoint. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing clinical trials to confirm the appropriateness of the surrogate marker trial.

A Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint. A sponsor may request Breakthrough Therapy designation at the time that the IND is submitted, or no later than at the end of Phase 2 meeting. The FDA will respond to a Breakthrough Therapy designation request within 60 days of receipt of the request. A drug that receives Breakthrough Therapy designation is eligible for all Fast-Track designation features, intensive guidance on an efficient drug development program, beginning as early as Phase 1.

In June 2017, the FDA granted Fast-Track designation for the use of SYNB1020 for the treatment of UCDs.

In April 2018, the FDA granted Fast-Track designation for the use of SYNB1618 for the treatment of PKU.

Post-Approval Requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. After approval, some types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP and other laws and regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party reimbursement. Third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Our product candidates may not be considered cost effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

We expect that there will continue to be a number of federal and state proposals to implement governmental pricing controls and limit the growth of healthcare costs, including the cost of prescription drugs. For example, the ACA enacted in March 2010, was expected to have a significant impact on the health care industry. The ACA has been under scrutiny by the U.S. Congress almost since its passage, and certain sections of the ACA have not been fully implemented or effectively repealed. As a result, its longevity continues to be uncertain. In addition, ongoing initiatives in the U.S. have increased and will continue to increase pressure on drug pricing. The announcement or adoption of any such initiative could have an adverse effect on potential revenues from any product candidate that we may successfully develop.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on our profitability placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Manufacturing

We have made and continue to make significant investments to develop manufacturing processes designed to allow us to reproducibly manufacture high quality living medicines at clinical scale and, later, at commercial scale to enable approval of our product candidates. We have an internal development group and have recently expanded our manufacturing and process development capabilities with the lease of GMP cleanroom space in Waltham, Massachusetts. This facility enables us to produce clinical trial material for early to mid-stage studies of our rare metabolic disease and IO programs. We continue to build the organization to support scale-up and development towards commercialization. We currently expect to continue to work with contract manufacturing organizations (CMOs) for production of late-stage clinical trial material.

Clinical trial material for our Phase 1 studies of SYNB1020 for hyperammonemia and SYNB1618 for PKU were manufactured by a CMO. These first clinical trials used a liquid formulation. We have invested in the development of a solid dose oral formulation for later stage clinical development and commercial use.

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

As we progress in clinical development, we will need to increase our scale and eventually to commercial-scale manufacturing. We are in the process of assessing CMOs who meet our criteria to supply our later-stage clinical development and commercial supply. We will compare the merits of working with one or more CMOs who meet our criteria with the possibility of building GMP manufacturing capacity and capabilities internally.

Competition

The biotechnology industry is extremely competitive in the race to develop new products. While we believe we have significant competitive advantages with our industry-leading expertise in synthetic biology and metabolic engineering of non-pathogenic bacteria, our clinical development expertise, and strong intellectual property position, we currently face and will continue to face competition for our development programs from companies that use synthetic biology or cell therapy development platforms and from companies focused on more conventional therapeutic modalities such as small molecules and antibodies. The competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. Many of these competitors may have access to greater capital and resources than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in accessing technologies to enable our programs. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future.

Competitors to our efforts to provide living medicines to patients with a wide range of indications include other synthetic biology companies developing other synthetic biology methods, cellular and microbiome-based companies, DNA and RNA-based companies, as well as companies developing small molecules or other biologics. In the case of indications that we are targeting with our own Synthetic Biotic medicines, competitors include, but are not limited to:

•	UCD
•	Horizon Pharma plc has an approved product; and
•

Acer Therapeutics Inc., Aeglea Biotherapeutics, Inc. and Ultragenyx Pharmaceutical Inc., have products in clinical testing. Kaleido Biosciences, Inc. is evaluating a product in a non-IND study. Arcturus Therapeutics Inc., Selecta Biosciences, Inc., Translate Bio, Inc. and Versantis AG each have discovery or pre-clinical stage product candidates in development.

•	HE
•	Bausch Health Companies has an approved product; and
•

Mallinckrodt plc, Rebiotix, Inc./Ferring and Umecrine Cognition AB have programs in clinical testing. Kaleido Biosciences, Inc. is evaluating a product in a non-IND study. Several other pre-clinical and discovery stage companies are developing product candidates.

•	PKU
•	BioMarin, Inc. has two approved products and a development stage product; and
•

Censa Pharmaceuticals, Inc. and Codexis, Inc. have products in clinical trials. Rubius Therapeutics, Inc., Homology Medicines, Inc., Moderna Inc., Agios Pharmaceuticals, Inc. and others are developing product candidates.

•	IO
•

The field of immuno-oncology is highly competitive with many companies developing and commercializing a wide range of types of pharmaceutical products and combinations. Companies with STING agonists in clinical development include Aduro BioTech, Inc., in partnership with Novartis AG, Merck & Co. Inc. and GlaxoSmithKline plc. Examples of companies developing other modalities include companies such as Merck and Bristol-Myers Squibb Company that develop and market antibodies called checkpoint inhibitors. Celgene Corporation (currently undergoing a merger with Bristol-Myers Squibb) and Gilead Sciences, Inc. market autologous cell-based therapies called CAR-T. Other companies are developing and or marketing oncolytic viruses, cancer vaccines, cytotoxic agents, and other approaches to treating cancer.

Our Team: Executives, Founders and Scientific Advisors

Our team of executives has proven track records of successfully translating scientific visions into successful commercial therapeutic products, solving complex issues in developing novel therapeutics and progressing new and novel products through regulatory approval. Our scientific founders, Timothy Lu, M.D., Ph.D., and James Collins, Ph.D., are experts in the emerging field of synthetic biology. In addition to our management team and founders, we have established advisory relationships with researchers and clinicians dedicated to the development of Synthetic Biotic therapeutic products for patients with significant unmet medical needs and whose expertise spans synthetic biology, metabolic engineering, metabolism, immuno-modulation and immuno-oncology arenas. Our scientific advisors include Dr. Lu and Dr. Collins; Paul Miller, Ph.D., Christopher Voigt, Ph.D., Cammie Lesser, M.D., Ph.D. and Kristala Prather, Ph.D., experts in synthetic biology and bacterial metabolism; and Charles Mackay, Ph.D., Ulrich von Andrian, M.D., Ph.D. and Sangeeta Bhatia, M.D., Ph.D., experts in immunomodulation and oncology. We intend to expand our advisory boards as we grow. All of our founders and advisors are equity holders in us and receive compensation as scientific advisors. Although they are regularly available for scientific consultation, our arrangements with these individuals do not entitle us to any of their existing or future intellectual property derived from their independent research or research with other third parties.

Employees

As of March 5, 2019, we had 74 full-time employees. Of our full-time employees, 58 were primarily engaged in research and development activities. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Under the terms of the Merger Agreement, Mirna issued shares of its common stock to Private Synlogic’s stockholders, at an exchange ratio of 0.5532 shares of Mirna’s common stock, after taking into account the Reverse Stock Split, for each share of Private Synlogic common stock and preferred stock outstanding immediately prior to the Merger (Exchange Ratio). In addition, Mirna assumed all of the stock options outstanding under the Synlogic 2017 Stock Incentive Plan (2017 Plan), with such stock options henceforth representing the right to purchase a number of shares of Mirna’s common stock equal to the Exchange Ratio multiplied by the number of shares of Private Synlogic common stock previously represented by such options. Mirna also assumed the 2017 Plan.

Our Internet address is www.synlogictx.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $48.4 million and $40.4 million for the fiscal years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $119.8 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We do not expect to realize any appreciable revenue from product sales or royalties in the foreseeable future, if at all. Our revenue sources will remain very limited unless and until our product candidates complete clinical development and are approved for commercialization and successfully marketed. To date, we have primarily financed our operations through sales of our securities, our third-party collaborations and the Merger. We intend to seek additional funding in the future through collaborations, equity or debt financings, credit or loan facilities or a combination of one or more of these financing sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as factors described elsewhere in this Annual Report on Form 10-K and others:

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In June 2017, we initiated a Phase 1 clinical trial with SYNB1020 in healthy volunteers, in April 2018, we announced that we dosed the first patient in our Phase 1b / 2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis, and in April 2018 we dosed our first subject in a Phase 1 / 2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU, however all of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional preclinical studies and/or clinical trials, or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any anticipated periods of patent exclusivity for our product candidates and may allow competitors to develop and bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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
•

we may be required to create a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

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

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (GMP) regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with GMP and adherence to commitments made in any BLA or marketing authorization application.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of this offering and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Healthcare legislative reform measures may have a material adverse effect on our financial condition or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA, was passed, which was intended to substantially change the way health care is financed by both governmental health programs and private insurers, and significantly impact the U.S. pharmaceutical industry. The ACA, among other things, introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of specified branded prescription drugs, and promotes a new Medicare Part D coverage gap discount program.

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

We may be subject to, or may in the future become subject to, U.S. federal and state, and foreign laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area (EEA), and Switzerland to the United States, the decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the European Union to entities in the United States. In February 2016, the European Commission announced an agreement with the Department of Commerce, or DOC, to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission and making commitments on the part of public authorities regarding access to information.

The privacy and security of personally identifiable information stored, maintained, received or transmitted, including electronically, is subject to significant regulation in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, legal standards for privacy continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause reputational harm, which could have a material adverse effect on our business.

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; HIPAA; and European and other foreign data protection laws. These laws and regulations are increasing in complexity and number, may change frequently and sometimes conflict.

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information, or PHI, by health plans, certain healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we may receive identifiable information from these entities. Failure to receive this information properly could subject us to HIPAA’s criminal penalties, which may include fines up to $250,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In addition, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify.

In addition, the interpretation and application of consumer, health-related, and data protection laws are often uncertain, contradictory, and in flux.

U.S.-based companies may certify compliance with the privacy principles of the Privacy Shield. Certification to the Privacy Shield, however, is not mandatory. If a U.S.-based company does not certify compliance with the Privacy Shield, it may rely on other authorized mechanisms to transfer personal data.

The privacy and data security landscape is still in flux. In October 2016, an action for annulment of the European Commission decision on the adequacy of Privacy Shield was brought before the European Court of Justice by three French digital rights advocacy groups, La Quadrature du Net, French Data Network and the Fédération FDN. This case, Case T738/16, is currently pending before the European Court of Justice. Should the European Court of Justice invalidate the Privacy Shield, it will no longer be possible to transfer data from the European Union to entities in the United States under a Privacy Shield certification, in which case other legal mechanisms would need to be put in place.

The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.

In the United States, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

Competitors may infringe our patents or the patents of our licensors. To cease such infringement or unauthorized use, we or one of our licensing partners may be required to file patent infringement claims against a third-party to enforce one of our patents which can be expensive, time-consuming and unpredictable. In addition, in an infringement proceeding or a declaratory judgment action against us, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

If we or one of our licensing partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, clarity or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or other jurisdictions, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post-grant review and equivalent proceedings in foreign jurisdictions, such as opposition or derivation proceedings. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover and protect our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity of our patents, for example, we cannot be certain that there is no invalidating prior art of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity, unpatentability and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

We rely on third-party supply and manufacturing partners for drug supplies for our late-stage clinical activities, and may do the same for any commercial supplies of our product candidates.

We rely on third-party supply and manufacturing partners to supply the materials and components to manufacture late-stage clinical trial drug supplies. We have not yet manufactured or formulated any product candidate on a commercial scale and may not be able to do so for any of our product candidates. We will work to develop and optimize our manufacturing process, and we cannot be sure that the process will result in therapies that are safe, potent or effective.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as GMP regulations. Any of our suppliers or manufacturers could fail to comply with such requirements or to perform our obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials could become limited or interrupted for other reasons. Under these circumstances, we may choose or be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, manufacture in collaboration with a third-party at their facilities, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We may rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of product candidates under development, which may impact our potential economic benefits;
•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•	loss of the cooperation of a collaborator;
•	subjecting our product candidates to additional inspections by regulatory authorities;
•	requirements to cease distribution or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration agreements, we indemnify our collaborators from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third-party. With respect to consulting agreements, we indemnify consultants from claims arising from the good faith performance of their services.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, Acer Therapeutics, Inc., Aeglea BioTherapeutics, Inc., Arcturus Therapeutics Inc., Ultragenyx Pharmaceutical Inc., Horizon Pharma plc, Kaleido Biosciences, Inc., Selecta Biosciences, Inc., Translate Bio, Inc. and Versantis AG have developed or are developing product candidates for the treatment of UCD; Bausch Health Companies Inc., Kaleido Biosciences, Inc., Mallinckrodt plc, Rebiotix, Inc./Ferring, Umecrine Cognition AB, Versantis AG as well as other preclinical and discovery stage companies have developed or are each developing product candidates for the treatment of HE; and American Gene Technologies International Inc., BioMarin, Inc., Censa Pharmaceuticals, Inc., Codexis, Inc., Homology Medicines, Inc., MipSalus ApS, Moderna Therapeutics, and Rubius Therapeutics, Inc. have developed or are developing product candidates for the treatment of PKU. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Intrexon Corp. Further there are several companies working to develop other similar products. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our president, chief executive officer, and chief medical officer, chief financial officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of the products we develop.

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

Based on the beneficial ownership of our common stock as of March 5, 2019, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 55.9% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 5, 2019 there were a total of 25,400,495 shares of our common stock outstanding.

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

Our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.5 million at December 31, 2018 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with Synlogic.

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

Stockholders

As of March 5, 2019, there were approximately 215 stockholders of record of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K, the audited financial statements and accompanying notes, included elsewhere in this Annual Report on Form 10-K, and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term "Private Synlogic" refers to Synlogic, Inc. prior to the consummation of the Merger described herein. The term "Mirna" refers to Mirna Therapeutics, Inc. prior to the consummation of the Merger described herein. Unless otherwise indicated, references to the terms "Synlogic," “the Company," "we," "our" and "us" refer to Private Synlogic prior to the consummation of the Merger described herein and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) upon the consummation of the Merger described herein.

Overview

Recent Developments

Recent Offerings of Synlogic Common Stock

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

Merger with Mirna

In August 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed its business combination with Synlogic, Inc. (Private Synlogic when referred to prior to the Merger) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (Merger Sub), and Private Synlogic (the Merger Agreement), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the Merger). As part of the Merger, Mirna was renamed Synlogic, Inc. (Public Synlogic) and Private Synlogic was renamed Synlogic Operating Company, Inc. Following completion of the Merger, Private Synlogic, now known as Synlogic Operating Company, Inc., is the surviving corporation of the Merger and a wholly-owned subsidiary of Public Synlogic. The Merger has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Private Synlogic treated as the accounting acquirer of Mirna. The historical financial statements of Private Synlogic have become the historical financial statements of Public Synlogic, or the combined company, and are included in this Annual Report on Form 10K filing labeled Synlogic, Inc. As a result of the Merger, historical common stock, preferred stock, stock options and additional paid-in capital, including share and per share amounts, were retroactively adjusted to reflect the equity structure of Public Synlogic, including the effect of the Merger exchange ratio and the Public Synlogic common stock par value of $0.001 per share. See “Merger with Mirna Therapeutics” within Note 3 of the notes to our audited consolidated financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K for additional discussion of the Merger and the exchange ratio.

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

Business

We are a clinical-stage biopharmaceutical company focused on advancing our proprietary drug discovery and development platform to create Synthetic Biotic™ medicines, which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated by applying the principles and tools of synthetic biology to engineer beneficial microbes to perform or deliver critical therapeutic functions. As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Our goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit to patients.

We believe that our Synthetic Biotic platform has potential to address both metabolic and immune-mediated diseases and we are evaluating these medicines at different sites of action via different routes of administration, either orally or via injection. While we have designed and created a number of bacterial strains that could potentially be used therapeutically in  a range of diseases, our initial focus is on metabolic diseases that could potentially be treated following oral delivery of a living medicine to the gut. This includes metabolic diseases, which include rare genetic diseases as well as metabolic diseases caused by organ dysfunction.  When delivered orally, Synthetic Biotic medicines are designed to act from the gut to compensate for a dysfunctional metabolic pathway that results in the toxic accumulation of a metabolite with the intended consequence of reducing the systemic levels of the metabolite. We believe that success in our lead programs in rare metabolic diseases will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Our two lead therapeutic programs are being developed for the treatment of hyperammonemia and phenylketonuria (PKU). SYNB1020, our first therapeutic program to enter clinical trials, is an oral therapy intended for the treatment of hyperammonemia, which includes patients with liver disease such as hepatic encephalopathy (HE) and patients with urea cycle disorders (UCD). In these conditions ammonia accumulates in the body and becomes toxic, leading to neurocognitive crisis and risk of long-term cognitive or behavioral impairment, coma or death. SYNB1020 has received both Fast Track Designation and orphan drug designation for UCD from the U.S. Food and Drug Administration (FDA). We initiated a Phase 1 clinical trial in June 2017 to evaluate the safety and tolerability of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe and well-tolerated and achieved proof-of-mechanism. In March 2018, we initiated a clinical trial in patients with cirrhosis and elevated blood ammonia to evaluate the safety and tolerability of SYNB1020 as well as the ability of this Synthetic Biotic medicine to lower systemic levels of ammonia.  We expect to have top-line data from this study in mid-2019. Upon receipt of satisfactory evidence of ammonia lowering in patients with cirrhosis, we will determine the clinical development path for SYNB1020 for the treatment of conditions resulting in hyperammonemia.

SYNB1618, our second program to enter clinical trials, is an oral therapy intended for the treatment of PKU, a rare metabolic disease in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the FDA. We initiated a Phase 1 / 2a clinical trial for SYNB1618 in April 2018 and announced top-line data from this study in September 2018 that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism in healthy volunteers and we are currently evaluating SYNB1618 in patients with PKU. We expect to have patient data from this study in mid-2019.

We have developed a portfolio of immuno-oncology (IO) programs designed to deliver activities to modify the tumor microenvironment, activate the immune system and result in tumor reduction, and we envision that multiple engineered functions could be combined in one Synthetic Biotic medicine. These products could also be used in combination with other cancer therapies such as check-point inhibitors. In November 2018, we announced the selection of our first Synthetic Biotic clinical IO candidate, SYNB1891, and have advanced it into preclinical studies to enable filing of an Investigational New Drug (IND) application with the FDA in the second half of 2019. SYNB1891 is an intratumorally administered Synthetic Biotic medicine designed to act as a dual innate activator of the immune system by stimulation via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the STING pathway.

Our early-stage metabolic pipeline includes discovery-stage product candidates for rare metabolic diseases, GI and immune disorders with high unmet needs. We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases, including metabolic diseases, inflammation and cancer. Synthetic Biotic medicines can be designed to locally deliver combinations of complementary therapeutics to treat these complex disease states.

To progress our pipeline, we collaborate with key disease experts who have developed robust models of relevant diseases to guide selection of our development candidates and to inform our translational medicine strategy. We focus on indications with clear biomarkers associated with disease progression that enable straightforward, early and ongoing assessment of potential clinical benefit throughout the development process. Our collaboration and intellectual property strategies additionally focus on building or leveraging existing third-party expertise in therapeutic research, preclinical and clinical development, manufacturing and commercialization, while also enhancing our industry-leading position in synthetic biology and metabolic engineering.

We have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of inflammatory bowel disease (IBD) such as Crohn’s disease and ulcerative colitis. We have also established a technology collaboration with Ginkgo Bioworks, a privately held high-throughput synthetic biology company, to enable the discovery of new living medicines.  We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of March 2019, we have received approximately $240.4 million in proceeds to date as we financed our operations through approximately $110.7 million in aggregate net proceeds from the sale of Private Synlogic preferred stock and Synlogic, LLC preferred units, approximately $0.4 million in a convertible promissory note with one of our investors, which was converted into Private Synlogic preferred stock, approximately $6.0 million in payments received under the AbbVie Agreement, approximately $40.4 million from our merger with Mirna, net of transaction costs, approximately $82.7 million in total net proceeds from the sale of our common stock in our common stock offerings in January and April 2018 and $0.2 million from exercises of stock options.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $48.4 million and $40.4 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had an accumulated deficit of approximately $119.8 million and $71.7 million, respectively, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue to date is generated from our collaboration agreement with AbbVie. The collaboration agreement contains multiple deliverables, which include an exclusive option for AbbVie to acquire IBDCo and research and development milestones. See Note 14, “Significant Agreements” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full discussion of this arrangement. We expect our revenue to fluctuate for the foreseeable future as it is principally based on the achievement of research and development milestones under our collaboration agreement with AbbVie.

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

	Year ended December 31,
	2018	2017
SYNB1020	$2,924	$5,528
SYNB1618	6,245	3,564
External pre-development candidate expenses and unallocated expenses	5,728	8,615
Internal research and development expenses	23,137	12,634
	$38,034	$30,341

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S.(GAAP). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition and research and development expenses are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective transition method. See Note 2 “Summary of Significant Accounting Policies”, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Under this method, results for reporting periods beginning on and after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (ASC 605).

We evaluate collaboration agreements with respect to FASB ASC Topic 808, Collaborative Arrangements, considering the nature and contractual terms of the arrangement and the nature of our business operations to determine the classification of the transactions. When we are an active participant in the activity and exposed to significant risks and rewards dependent on the commercial success of the collaboration, we will record our transactions on a gross basis in the consolidated financial statements and describe the rights and obligations under the collaborative arrangement in the notes to the consolidated financial statements.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step analysis to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We may enter into collaboration agreements for research and development services, under which we may license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Variable consideration is constrained until it is deemed not be at significant risk of reversal.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements for which the collaboration partner is also a customer, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the contract term and pattern of satisfaction of the performance obligations under step (v) above. We use significant judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to the goods and services we expect to provide. We use estimates to determine the timing of satisfaction of performance obligations, which may include the use of full time equivalent time as a measure of satisfaction of performance obligations.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Licenses of Intellectual Property

In assessing whether a promise or performance obligation is distinct from the other promises, we consider factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. In addition, we consider whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Research and Development Services

If an arrangement is determined to contain a promise or obligation for us to perform research and development services, we must determine whether these services are distinct from the other promises in the arrangement. In assessing whether the services are distinct from the other promises, we consider the capabilities of the customer to perform these same services. In addition, we consider whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For research and development services that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, that is, the option to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on an alternative approach when the goods or services are both (i) similar to the original goods and services in the contract and (ii) provided in accordance with the terms of the original contract. Under this alternative, we allocate the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to a material right are not recognized as revenue until the option is exercised and the performance obligation is satisfied.

Milestone Payments

At the inception of each arrangement that includes milestone payments, we evaluate whether a significant reversal of cumulative revenue provided in conjunction with achieving the milestones is probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. For other milestones, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal of cumulative revenue would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

Contract Costs

We recognize as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. As a practical expedient, we recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that we otherwise would have recognized is one year or less. To date, we have not incurred any incremental costs of obtaining a contract with a customer.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Year ended December 31,
	2018	2017
	(in thousands)
Revenue	$2,520	$2,444
Operating expenses:
Research and development	38,034	30,341
General and administrative	15,716	12,927
Total operating expenses	53,750	43,268
Loss from operations	(51,230)	(40,824)
Other income (expense):
Interest and investment income	2,843	504
Interest expense	(43)	(57)
Other expense	(5)	—
Other income (expense), net	2,795	447
Net loss	$(48,435)	$(40,377)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

	Years Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Revenue	$2,520	$2,444	$76	3%

Revenue was $2.5 million for the year ended December 31, 2018 compared to $2.4 million for the year ended December 31, 2017. Revenue for the years ended December 31, 2018 and 2017 was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration.

Operating Expenses

	Years Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$38,034	$30,341	$7,693	25%
General and administrative	15,716	$12,927	2,789	22%
Total operating expenses	$53,750	$43,268	$10,482	24%

Research and Development Expense

Research and development expense was $38.0 million for the year ended December 31, 2018 compared to $30.3 million for the year ended December 31, 2017. The increase of $7.7 million was primarily due to an increase of $3.2 million in clinical development costs associated with our SYNB1618 program, primarily due to our Phase 1 / 2a clinical trial, $4.7 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, $1.2 million in expenses associated with external preclinical studies and $3.7 million of research and development support costs. Research and development support costs include increased rent and depreciation from our 301 Binney Street facility in Cambridge, Massachusetts which we occupied in January 2018. These increases were partially offset by decreases of $1.8 million in equity-based charges and $0.3 million in patent related charges both associated with the MIT-BU license signed in April 2017, as well as a decrease of $1.6 million in manufacturing and formulation costs associated with our SYNB1020 and SYNB1618 programs and a decrease of $1.4 million in clinical development costs primarily related to our SYNB1020 program.

General and Administrative Expense

General and administrative expense was $15.7 million for the year ended December 31, 2018 compared to $12.9 million for the year ended December 31, 2017. The increase of $2.8 million was due primarily to an increase of $4.1 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation, inclusive of $1.7 million equity-based compensation charges and $0.8 million of severance payments primarily related to the departure of our former Chief Executive Officer, as well as an increase of $0.5 million related to insurance and taxes and $0.1 million in corporate fees related to our investments in marketable securities and public company activities, including filing fees. The increases were partially offset by a decrease of $1.1 million in legal fees associated with both corporate and patent legal expenses and a decrease in audit fees of $0.8 million.

Other Income (Expense)

	Years Ended
	December 31,		Change
	2018	2017	$	%
	(dollars in thousands)
Other income (expense):
Interest and investment income	$2,843	$504	$2,339	464%
Interest expense	(43)	(57)	14	(25)%
Other expense	(5)	—	(5)	N/A
Other income (expense), net	$2,795	$447	$2,348	525%

Other income (expense) for the year ended December 31, 2018 was $2.8 million compared to $0.5 million for the corresponding period in 2017. The increase of $2.3 million was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account. Additionally, interest expense decreased during the year as the capital leases established during 2017 were paid down. The net increase was partially offset by an increase in other expense associated with foreign currency invoices.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of December 31, 2018, we had an accumulated deficit of approximately $119.8 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger. At December 31, 2018, we had approximately $122.7 million in cash, cash equivalents, and marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus accrued interest, which approximates fair market value. Our available-for-sale securities include amounts held in corporate debt securities. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2018 our cash, cash equivalents and marketable securities balance increased approximately $35.7 million. The increase was primarily due to the net proceeds of $53.8 million from the sale of our common stock through a firm commitment, underwritten public offering in January 2018 and $28.9 million in net proceeds from the registered direct sale of our common shares in April 2018. These increases were partially offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform. We also made capital purchases and made payments on our capital leases, net of transaction costs, received in the Merger. The increase was partially offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary drug candidates and support the development of our proprietary platform.

The following table sets forth the major sources and uses of cash for each of the periods below:

	Years ended December 31,
	2018	2017
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(42,470)	$(31,055)
Investing activities	(87,201)	9,278
Financing activities	82,483	66,678
Net (decrease) increase in cash, cash equivalents and restricted cash	$(47,188)	$44,901

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities totaled approximately $42.5 million for the year ended December 31, 2018. The primary use of cash was our net loss of approximately $48.4 million and an increase in working capital of $0.6 million, primarily related to decreases in accounts payable and accrued expenses and deferred revenue offset by an increase in deferred rent from our 301 Binney Street facility. Net loss was partially offset by $5.3 million of non-cash items primarily including depreciation and equity-based compensation.

Net cash, cash equivalents and restricted cash used in operating activities totaled approximately $31.1 million for the year ended December 31, 2017. The primary use of cash was our net loss of approximately $40.4 million. These uses of cash were partially offset by non-cash items of approximately $6.7 million including equity-based compensation, depreciation and equity-based costs associated with the execution of a license agreement and approximately $2.6 million in working capital, primarily from increases in accounts payable and accrued expenses and decreases in deferred rent associated with the acceleration of recognition due to the 200 Sidney Street lease termination.

Cash Flows from Investing Activities

Net cash, cash equivalents and restricted cash used in investing activities for the year ended December 31, 2018 totaled approximately $87.2 million and resulted primarily from the purchases of securities of $172.9 million and the purchases of property and equipment of $5.7 million. These uses were partially offset by proceeds from the maturity of marketable securities of $91.3 million.

Net cash, cash equivalents and restricted cash provided by investing activities for the year ended December 31, 2017 totaled approximately $9.3 million and resulted from the $40.4 million in net proceeds received in the Merger and the proceeds from the maturity of marketable securities of $22.9 million. These proceeds were partially offset by uses of cash including the purchase of securities of $51.4 million and purchases of property and equipment of $2.6 million, including deposits related to the construction of leasehold improvements associated with the new facilities lease.

Cash Flows from Financing Activities

Net cash, cash equivalents and restricted cash provided by financing activities for the year ended December 31, 2018 totaled approximately $82.5 million and resulted primarily from $53.8 million in net proceeds from the sale of our common stock through a firm commitment, underwritten public offering in January 2018, $28.9 million in net proceeds from the sale of our common stock in April 2018 and proceeds from exercises of stock options of $0.2 million, partially offset by $0.4 million in payments on our capital leases.

Net cash, cash equivalents and restricted cash provided by financing activities for the year ended December 31, 2017 totaled approximately $66.7 million and resulted primarily from the net proceeds from the sale of Class B preferred units in March 2017 of $26.6 million and $40.4 million in net proceeds from the sale of Series C preferred stock in May 2017. These sources of cash were partially offset by $0.4 million of payments on our capital leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of December 31, 2018 will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Commitments and Obligations

Our commitments for operating leases relate to our lease of office and laboratory space at 301 Binney Street in Cambridge, Massachusetts.

In July 2017, we entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts. Annual rent is approximately $3.1 million. The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. Additionally, we have paid for a tenant improvement investment of approximately $1.6 million. In conjunction with the lease, we established a letter of credit of approximately $1.0 million.

On December 7, 2018, Synlogic Operating Company, Inc., a wholly-owned subsidiary of Synlogic, Inc. (the “Company”), entered into a Statement of Work (the “SOW”) with Azzur Group, LLC (“Azzur”) pursuant to a Master Contract Services Agreement (the “Master Services Agreement”), dated September 8, 2018, between the Company and Azzur.

Pursuant to the SOW, Azzur has agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the “Azzur Suite”), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the “Term”). Azzur has also agreed to provide the Company with storage space and personnel support at the Azzur Suite. The total estimated project cost during the Term for access to, and use of, the cleanroom and storage space, and the personnel support and other services, is $4.8 million.

The Company may terminate the SOW on four months’ prior written notice at any time during the Term. In addition, either party may terminate the Master Services Agreement (including the SOW) due to a breach by the other party and failure to cure. If the Azzur Suite is not ready for use by the Company as of May 1, 2019, the Company may (i) elect to terminate the SOW, (ii) wait for the Azzur Suite to become available, without incurring any costs (other than a deposit) relating to the Azzur Suite until it becomes available, or (iii) accept an alternate cleanroom space from Azzur on different terms.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-37, respectively, of this Annual Report on Form 10-K.

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

Changes in Internal Control

Other than discussed below, there have not been any changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders.

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

Item 15(a)(3)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	5/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	8/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	8/28/2017	001-37566

3.4	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	9/18/2015	333-206544

10.1#	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	3/20/2018	001-37566

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	9/11/2015	333-206544

10.3#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	9/11/2015	333-206544

10.4#	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	3/20/2018	001-37566

10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	00-37566

10.6#	Non‑Employee Director Compensation Program.		10-K (Exhibit 10.6)	3/20/2018	001-37566

10.7#	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	9/11/2015	333-206544

10.8#	Offer Letter by and between Synlogic and Jose Carlos Gutierrez-Ramos, Ph.D., dated as of March 20, 2015		8-K (Exhibit 10.2)	8/28/2017	001-37566

10.9#	First Amendment to Offer Letter by and between Synlogic and Jose Carlos Gutierrez-Ramos, Ph.D., dated as of May 8, 2017		8-K (Exhibit 10.3)	8/28/2017	001-37566

10.10#	Letter Agreement dated as of May 9, 2018, between Synlogic, Inc. and Jose-Carlos Gutiérrez-Ramos		10-Q (Exhibit 10.2)	5/15/2018	001-37566

10.11#	Amendment to Option Agreements dated as of June 5, 2018, between Synlogic, Inc. and Jose-Carlos Gutiérrez-Ramos		10-Q (Exhibit 10.2)	8/9/2018	001-37566

10.12#	Offer Letter by and between Synlogic and Todd Shegog, dated as of June 17, 2016		8-K (Exhibit 10.4)	8/28/2017	001-37566

10.13#	First Amendment to Offer Letter by and between Synlogic and Todd Shegog, dated as of May 8, 2017		8-K (Exhibit 10.5)	8/28/2017	001-37566

10.14#	Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of June 22, 2016		8-K (Exhibit 10.6)	8/28/2017	001-37566

10.15#	First Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of November 7, 2016		8-K (Exhibit 10.7)	8/28/2017	001-37566

10.16#	Second Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of May 8, 2017		8-K (Exhibit 10.8)	8/28/2017	001-37566

10.17#	Third Amendment to Offer Letter dated as of June 5, 2018, between Synlogic, Inc. and Aoife Brennan, MB, BCh, BAO, MMSc		10-Q (Exhibit 10.1)	8/9/2018	001-37566

10.18#	Amended and Restated Letter Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of October 1, 2018		10-Q (Exhibit 10.1)	11/13/2018	001-37566

10.19#	Amended and Restated Letter Agreement by and between Paul Miller, Ph.D., dated as of May 16, 2017		8-K (Exhibit 10.9)	8/28/2017	001-37566

10.20#	Employment Agreement, dated as of September 4, 2017, by and between the Company and Andrew W. Gengos.		8-K (Exhibit 10.1)	10/10/2017	001-37566

10.21#	Separation Agreement by and between the Company and Paul Lammers, dated as of August 20, 2017.		8-K (Exhibit 10.10)	8/28/2017	001-37566

10.22#	Separation Agreement by and between the Company and Alan Fuhrman, dated as of August 20, 2017.		8-K (Exhibit 10.11)	8/28/2017	001-37566

10.23†^

Agreement and Plan of Merger by and among AbbVie S.à.r.l., Suffolk Merger Sub, Inc., Synlogic IBDCo, Inc., Synlogic, LLC, Synlogic, Inc. and the founders named therein, dated as of July  16, 2015; as amended by a First Amendment to Agreement and Plan of Merger, dated as of December 14, 2015

			8-K (Exhibit 10.12)	8/28/2017	001-37566

10.24†^	Second Amendment to Agreement and Plan of Merger by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of September 27, 2018		10-Q (Exhibit 10.2)	11/13/2018	001-37566

10.25†^

Third Amendment to Agreement and Plan of Merger and First Amendment to License Agreement by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of December 18, 2018

X

10.26†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	8/28/2017	001-37566

10.27	Sales Agreement, dated as of October 13, 2017 by and between the registrant and Cowen and Company, LLC		8-K (Exhibit 1.1)	10/16/2017	001-37566

10.28	Form of Subscription Agreement, dated as of April 6, 2018, by and among Synlogic, Inc. and certain investors.		8-K (Exhibit 10.1)	4/6/2018	001-37566

10.29†	Master Contract Services Agreement, dated as of September 8, 2018, between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).	X

10.30†	Statement of Work dated September 10, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).	X

10.31†	Statement of Work dated December 7, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).	X

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Accounting Firm	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Management contract or compensatory plans or arrangements.
†	Confidential treatment has been requested or granted as to certain portions, which portions have been omitted and filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synlogic, Inc.

Date: March 12, 2019	By:	/s/ Aoife Brennan
Aoife Brennan
President, Chief Executive Officer and Chief Medical Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Aoife Brennan and Todd Shegog his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ Aoife Brennan	President, Chief Executive Officer, Chief Medical Officer and Director	March 12, 2019
Aoife Brennan	(Principal Executive Officer)

/s/ Todd Shegog	Chief Financial Officer	March 12, 2019
Todd Shegog	(Principal Financial Officer and Principal Accounting Officer)

/s/ Peter Barrett
Peter Barrett	Chairman of the Board	March 12, 2019

/s/ Patricia hurter
Patricia Hurter	Director	March 12, 2019

/s/ Chau Khuong
Chau Khuong	Director	March 12, 2019

/s/ Nick Leschly
Nick Leschly	Director	March 12, 2019

/s/ Edward Mathers
Edward Mathers	Director	March 12, 2019

/s/ Michael Powell
Michael Powell	Director	March 12, 2019

/s/ Richard P. Shea
Richard P. Shea	Director	March 12, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, contingently redeemable preferred equity and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Cambridge, Massachusetts

March 12, 2019

SYNlogic, Inc. and SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$11,252	$58,440
Short-term marketable securities	111,477	28,585
Prepaid expenses and other current assets	1,609	1,564
Total current assets	124,338	88,589
Property and equipment, net	14,841	9,783
Restricted cash	1,097	1,097
Other assets	64	230
Total assets	$140,340	$99,699
Liabilities, Contingently Redeemable Preferred Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$2,380	$2,679
Accrued expenses	5,034	4,823
Deferred revenue	268	444
Deferred rent	393	656
Capital lease obligations	266	425
Total current liabilities	8,341	9,027
Long-term liabilities:
Deferred revenue, net of current portion	—	668
Deferred rent, net of current portion	7,691	4,500
Capital lease obligations, net of current portion	210	466
Total long-term liabilities	7,901	5,634
Commitments and contingencies (Note 18)
Stockholders' Equity
Preferred stock, $0.001 par value
5,000,000 shares authorized, none issued and outstanding as of December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value
250,000,000 shares authorized as of December 31, 2018 and December 31, 2017. 25,401,479 shares issued and outstanding as of December 31, 2018 and 16,272,617 shares issued and outstanding as of December 31, 2017.	25	16
Additional paid-in capital	243,903	156,685
Accumulated other comprehensive loss	(65)	(9)
Accumulated deficit	(119,765)	(71,654)
Total stockholders' equity	124,098	85,038
Total liabilities and stockholders' equity	$140,340	$99,699

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years ended December 31,
	2018	2017
Revenue	$2,520	$2,444
Operating expenses:
Research and development	38,034	30,341
General and administrative	15,716	12,927
Total operating expenses	53,750	43,268
Loss from operations	(51,230)	(40,824)
Other income (expense):
Interest and investment income	2,843	504
Interest expense	(43)	(57)
Other expense	(5)	—
Other income (expense), net	2,795	447
Net loss	$(48,435)	$(40,377)

Net loss per share attributable to common shareholders - basic and diluted	$(2.03)	$(6.00)
Weighted-average common shares used in computing net loss per share attributable to common shareholders - basic and diluted	23,882,685	6,724,641
Comprehensive loss:
Net loss	$(48,435)	$(40,377)
Net unrealized losses on marketable securities	(56)	(9)
Comprehensive loss	$(48,491)	$(40,386)

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Contingently Redeemable Preferred Equity and Stockholders’ Equity

(In thousands, except share and unit amounts)

	Contingently redeemable		Contingently redeemable		Class A		Class B
	Class A preferred		Series A preferred		preferred		preferred
	units		stock		units		units
	Units	Amount	Shares	Amount	Units	Amount	Units	Amount
Balance at December 31, 2016	781,693	$5,000	—	—	3,922,027	$25,548	1,029,850	$13,611
Sale of Class B preferred units, net of issuance costs of $18	—	—	—	—	—	—	1,971,717	26,648
Issuance of common stock for license agreement	—	—	—	—	—	—	—	—
Repurchase of founders' units	—	—	—	—	—	—	—	—
Exchange of preferred and common units into preferred and common stock	(781,693)	(5,000)	781,693	5,000	(3,922,027)	(25,548)	(3,001,567)	(40,259)
Sale of Class C preferred stock, net of issuance costs of $1,567	—	—	—	—	—	—	—	—
Convertible preferred stock and contingently redeemable preferred stock exchanged for common stock	—	—	(781,693)	(5,000)	—	—	—	—
Common stock ($.0001 par) exchanged for common stock ($.001 par)	—	—	—	—	—	—	—	—
Issuance of common stock in the Merger	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—
Cancellation of restricted stock	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—
Effect of adoption of ASU 2016-09	—	—	—	—	—	—	—	—
Unrealized gain/(loss) on securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—
Effect of adoption of ASU 2014-09 (ASC 606)	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	—
Cancellation of restricted stock	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—
Unrealized gain/(loss) on securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Contingently Redeemable Preferred Equity and Stockholders’ Equity (continued)

(In thousands, except share and unit amounts)

			Series A		Series B		Series C
			convertible preferred		convertible preferred		convertible preferred
	Common units		stock		stock		stock
	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	1,847,615	$592	—	—	—	—	—	—
Sale of Class B preferred units, net of issuance costs of $18	—	—	—	—	—	—	—	—
Issuance of common stock for license agreement	179,996	1,750	—	—	—	—	—	—
Repurchase of founders' units	(7,244)	—	—	—	—	—	—	—
Exchange of preferred and common units into preferred and common stock	(2,020,367)	(2,342)	3,922,027	25,548	3,001,567	40,259	—	—
Sale of Class C preferred stock, net of issuance costs of $1,567	—	—	—	—	—	—	2,882,679	40,433
Convertible preferred stock and contingently redeemable preferred stock exchanged for common stock	—	—	(3,922,027)	(25,548)	(3,001,567)	(40,259)	(2,882,679)	(40,433)
Common stock ($.0001 par) exchanged for common stock ($.001 par)	—	—	—	—	—	—	—	—
Issuance of common stock in the Merger	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—
Cancellation of restricted stock	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—
Effect of adoption of ASU 2016-09	—	—	—	—	—	—	—	—
Unrealized gain/(loss) on securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2017	—	$—	—	$—	—	$—	—	$—
Effect of adoption of ASU 2014-09 (ASC 606)	—	—	—	—	—	—	—	—
Sale of common stock	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	—
Cancellation of restricted stock	—	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	—	—	—	—
Unrealized gain/(loss) on securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at December 31, 2018	—	$—	—	$—	—	$—	—	$—

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Contingently Redeemable Preferred Equity and Stockholders’ Equity (continued)

(In thousands, except share and unit amounts)

	Common stock		Common stock		Additional	Unrealized
	$0.0001 par		$0.001 par		paid-in	gain/(loss)	Accumulated	Total
	Shares	Amount	Shares	Amount	capital	on securities	deficit	equity
Balance at December 31, 2016	—	—	—	—	—	—	$(31,248)	$8,503
Sale of Class B preferred units, net of issuance costs of $18	—	—	—	—	—	—	—	26,648
Issuance of common stock for license agreement	—	—	—	—	—	—	—	1,750
Repurchase of founders' units	—	—	—	—	—	—	—	—
Exchange of preferred and common units into preferred and common stock	2,020,367	—	—	—	2,342	—	—	—
Sale of Class C preferred stock, net of issuance costs of $1,567	—	—	—	—	—	—	—	40,433
Convertible preferred stock and contingently redeemable preferred stock exchanged for common stock	—	—	10,587,966	10	111,230	—	—	5,000
Common stock ($.0001 par) exchanged for common stock ($.001 par)	(2,714,694)	—	2,714,694	3	(3)	—	—	—
Issuance of common stock in the Merger	—	—	2,979,836	3	40,430	—	—	40,433
Exercise of stock options	—	—	386	—	5	—	—	5
Issuance of restricted stock	697,292	—	2,884	—	—	—	—	—
Cancellation of restricted stock	(2,965)	—	(13,149)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	2,652	—	—	2,652
Effect of adoption of ASU 2016-09	—	—	—	—	29	—	(29)	—
Unrealized gain/(loss) on securities	—	—	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	—	—	(40,377)	(40,377)
Balance at December 31, 2017	—	$—	16,272,617	$16	$156,685	$(9)	$(71,654)	$85,038
Effect of adoption of ASU 2014-09 (ASC 606)	—	—	—	—	—	—	324	324
Sale of common stock	—	—	9,179,500	9	82,657	—	—	82,666
Exercise of options	—	—	19,830	—	244	—	—	244
Cancellation of restricted stock	—	—	(70,468)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	4,317	—	—	4,317
Unrealized gain/(loss) on securities	—	—	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	—	—	(48,435)	(48,435)
Balance at December 31, 2018	—	$—	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(48,435)	$(40,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,421	2,310
Loss on disposal of property and equipment	8	5
Equity-based compensation expense	4,317	2,652
Common shares issued for license acquisition	—	1,750
Accretion/amortization of investment securities	(1,401)	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(45)	(87)
Accounts payable and accrued expenses	(257)	4,071
Deferred revenue	(520)	(444)
Deferred rent	1,274	(1,121)
Other assets	168	192
Net cash, cash equivalents and restricted cash used in operating activities	(42,470)	(31,055)
Cash flows from investing activities:
Net assets acquired in reverse merger, net of transaction costs	—	40,433
Purchases of marketable securities	(172,887)	(51,438)
Proceeds from maturity of marketable securities	91,340	22,850
Proceeds from sale of property and equipment	—	11
Purchases of property and equipment	(5,654)	(2,578)
Net cash, cash equivalents and restricted cash (used in) provided by investing activities	(87,201)	9,278
Cash flows from financing activities:
Payments on capital lease obligations	(427)	(408)
Proceeds from exercise of stock options	244	5
Proceeds from sale of common stock, net of issuance costs	82,666	—
Proceeds from sale of convertible preferred stock, net of issuance costs	—	40,433
Proceeds from sale of preferred units, net of issuance costs	—	26,648
Net cash, cash equivalents and restricted cash provided by financing activities	82,483	66,678
Net (decrease) increase in cash, cash equivalents and restricted cash	(47,188)	44,901
Cash, cash equivalents and restricted cash at beginning of period	59,537	14,636
Cash, cash equivalents and restricted cash at end of period	$12,349	$59,537
Supplemental disclosure of non-cash investing activities:
Landlord funded allowance for tenant improvements	$1,654	$4,961
Property and equipment purchases included in accounts payable and accrued expenses	$169	$147
Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$43	$35
Purchase under capital lease	$12	$918
Prior period adjustment related to the adoption of ASU 2016-09	$—	$29

See accompanying notes to the consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

In May 2017, Private Synlogic completed a reorganization (“2017 Reorganization”) pursuant to which Synlogic, LLC merged with and into Private Synlogic, with Private Synlogic continuing as the surviving corporation. Pursuant to the 2017 Reorganization, the common units and preferred units of Synlogic, LLC, together consisting of Class A preferred units, contingently redeemable Class A preferred units and Class B preferred units, were exchanged for common stock and preferred stock of Private Synlogic, respectively. Additionally, Private Synlogic issued equity awards under the Synlogic 2017 Stock Incentive Plan (“2017 Plan”) to replace the canceled incentive units pursuant to the termination of the Synlogic, LLC 2015 Equity Incentive Plan (“2015 LLC Plan”).

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

Risks and Uncertainties

At December 31, 2018, the Company had approximately $122.7 million in cash, cash equivalents, and marketable securities, approximately $1.1 million of restricted cash, and an accumulated deficit of approximately $119.8 million. Since its inception through December 31, 2018, the Company has primarily financed its operations through the issuance of preferred stock and units, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. In January 2018, the Company sold shares of its common stock in a firm commitment, underwritten public offering and received $53.8 million in net proceeds from this offering, after underwriting discounts and commissions and other offering expenses. In April 2018, the Company sold shares of its common stock in a registered direct offering and received $28.9 million in net proceeds from this offering, after fees and other expenses. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  On an on-going basis, the Company’s management evaluates its estimates, including those related to revenue recognition, income taxes including the valuation allowance for deferred tax assets, research and development accruals, accrued expenses, contingencies and equity-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.  Changes in estimates are reflected in reported results in the period in which they become known.

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds and corporate debt securities. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $0.3 million and $32.7 million at December 31, 2018 and 2017, respectively.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Restricted Cash

The Company held cash of approximately $1.0 million at December 31, 2018 in a letter of credit to secure its lease at the 301 Binney Street facility.  In addition, the Company held cash of $50,000 at December 31, 2018 and 2017 in a separate restricted bank account as collateral for the Company’s credit cards.  The Company has classified these deposits as long-term restricted cash on its balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$11,252	$58,440
Restricted cash included in other long-term assets	1,097	1,097
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$12,349	$59,537

Fair Value

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values.  Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2018 and 2017.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective transition method. Refer to the Recently Adopted Accounting Pronouncements section below for additional information on the new standard and the impact to our results of operations. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”).

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Company classifies equity-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Company computed basic and diluted net loss per shares using the two-class method, which gives effect to the impact of the outstanding participating securities. As the years ended December 31, 2018 and 2017 resulted in net losses attributable to common stockholders, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted net loss per share because the preferred stockholders do not participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB, issued Accounting Standards Update, (ASU), No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC 605 and creates ASC 606. In 2015 and 2017, the FASB issued additional ASUs related to ASC 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, and licensing, and they include other improvements and practical expedients.

Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance and financial instruments. As a result of adopting ASC 606 on January 1, 2018, the Company recorded a cumulative-effect decrease to opening accumulated deficit of $0.3 million as of January 1, 2018 and a corresponding decrease to deferred revenue. Total revenue recorded in the twelve months ended December 31, 2018 under ASC 606 was $2.5 million, as compared to $2.4 million that would have been recorded under ASC 605. Deferred revenue as of December 31, 2018 was $0.3 million under ASC 606, as compared to a balance of $0.7 million which would have resulted under ASC 605.

The most significant changes relate to the Company’s revenue recognition pattern for the AbbVie collaboration and the accounting for milestone payments. Under ASC 605, the Company was recognizing the revenue allocated to each unit of accounting on a straight line basis over the period the Company is expected to complete its obligations. Under ASC 606, the Company is recognizing the revenue allocated to each performance obligation measuring progress using an input method over the period the Company is expected to complete each performance obligation. Under ASC 605, the Company recognized revenue related to milestone payments as the milestone was achieved, using the milestone method. Under ASC 606, the Company determined that the milestones at the beginning of certain research and development phases represent a 90-day contract with daily customer renewal options for the Company’s continued research and development services.  As a result, revenue from these milestones is recognized over a performance obligation consisting of the next phase of research and development services.

Income Taxes

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). The standard amends ASC 740, Income Taxes (“ASC 740”), to provide guidance on accounting for the tax effects of the Tax Act pursuant to Staff Accounting Bulletin No. 118, effective immediately. The ASU permits companies to use provisional amounts for certain income tax effects of the Tax Act during a one-year measurement period. The provisional reporting period ended on December 22, 2018 and no further adjustment was required for the year ended December 31, 2018.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard is intended to reduce the diversity in practice, cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. The new standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2018. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The Company adopted this standard as of January 1, 2018 and it did not have a material impact on the Company’s financial position or results of operations.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Company expects to elect the available package of practical expedients which allows us to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of our leases, and the treatment of initial direct costs. The Company also expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company is continuing to evaluate developments within the new lease guidance and is finalizing its evaluation of its existing population of contracts to ensure all contracts that meet the definition of a lease contract under the new standard are identified. The Company has assessed the impact that the adoption of this guidance will have on its financial statements and footnote disclosures. The standard will have a material impact on the consolidated balance sheet related to the recognition of right-of-use assets and lease liabilities for operating leases. The standard will not have a material impact on the consolidated statement of operations. The Company has designed and implemented changes to related processes, controls and disclosures.

In February 2018, the FASB issued ASU 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220), which provides amended guidance on income tax accounting. The amended guidance permits the reclassification of the income tax effect on amounts recorded within other comprehensive income impacted by the Tax Cuts and Jobs Act into retained earnings. The amended guidance is effective for periods beginning after December 15, 2018 and applies only to those amounts remaining in Other Comprehensive Income at the date of enactment of the Act. The amended guidance may be adopted on either a retrospective basis or at the beginning of the period of adoption. The Company is assessing the potential impact of the amended standard but does not expect it to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 – Compensation –Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value.  Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.  The Company is currently evaluating the new guidance but does not expect it to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement - Disclosure Framework (Topic 820). The standard modifies the disclosure requirements for fair value measurements. The standard is effective for public companies for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. Management is currently assessing the impact adoption will have on the Company, but it is not expected to have a material impact on the Company’s financial statement disclosures.

In August 2018, the FASB issued ASU 2018-15 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements and disclosures.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In November 2018, the FASB issued ASU 2018-18 - Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

(3)	Merger with Mirna Therapeutics

On August 28, 2017, Private Synlogic completed the Merger with Mirna as discussed in Note 1. For accounting purposes, Private Synlogic is considered to have acquired Mirna in the Merger. Private Synlogic was determined to be the accounting acquirer based upon the terms of the Merger and other factors including: (i) Private Synlogic stockholders owned approximately 83% of the combined company immediately following the closing of the Merger, (ii) Private Synlogic directors held five of the seven board seats in the combined company, and (iii) Private Synlogic management held all key positions in the management of the combined company. The Merger was accounted for as an asset acquisition rather than a business combination because the assets acquired and liabilities assumed by the Company do not meet the definition of a business as defined by ASC Topic 805, Business Combinations. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair values as of August 28, 2017, the date the Merger was completed (the “Merger Closing Date”).

Under the terms of the Merger Agreement, Mirna issued shares of its common stock to Private Synlogic’s stockholders, at an exchange ratio of 0.5532 shares of Mirna’s common stock, after taking into account the Reverse Stock Split, for each share of Private Synlogic common stock and preferred stock outstanding immediately prior to the Merger. Mirna assumed all of the stock options outstanding under the 2017 Plan, with such stock options henceforth representing the right to purchase a number of shares of Mirna’s common stock equal to the Exchange Ratio multiplied by the number of shares of Private Synlogic common stock previously represented by such options. Mirna also assumed the 2017 Plan. The consolidated financial statements give retroactive effect to the Exchange Ratio for all periods presented.

On the Merger Closing Date, Mirna had approximately 20.9 million shares of common stock outstanding and a market capitalization of approximately $35.0 million. The estimated fair value of the net assets of Mirna on August 28, 2017 was approximately $42.6 million. The fair value of the Mirna common stock on the Merger Closing Date was below the fair value of Mirna’s net assets. As Mirna’s net assets were predominantly comprised of cash, cash equivalents and marketable securities, partially offset by current liabilities, the fair value of Mirna’s net assets as of the Merger Closing Date is considered to be the best indicator of the fair value and, therefore, the estimated preliminary purchase consideration.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(4)	Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

At December 31, 2018 and 2017, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$265	$265	$—	$—
Corporate debt securities (included in short-term investments)	107,505	—	107,505	—
U.S. government agency securities and treasuries (included in short-term investments)	3,972	1,987	1,985	—
Total	$111,742	$2,252	$109,490	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$21,301	$21,301	$—	$—
Corporate debt securities (included in cash and cash equivalents)	11,405	—	11,405	—
Corporate debt securities (included in short-term investments)	28,585	—	28,585	—
Total	$61,291	$21,301	$39,990	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2018 and December 31, 2017 are carried at amounts that approximate fair value due to their short-term maturities.  Capital lease obligations at December 31, 2018 and December 31, 2017 approximate fair value as they bear interest at a rate approximating a market interest rate.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(5)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at December 31, 2018 and 2017 (in thousands):

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$107,571	$4	$(70)	$107,505
U.S. government agency securities	$3,971	$1	$—	$3,972
Total	$111,542	$5	$(70)	$111,477

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$28,593	$1	$(9)	$28,585
Total	$28,593	$1	$(9)	$28,585

The contractual maturity of all securities held at December 31, 2018 was one year or less.  There were 37 investments in an unrealized loss position at December 31, 2018, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at December 31, 2018 and 2017 was $96.5 million and $19.3 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at December 31, 2018.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Prepaid insurance	$502	$437
Prepaid research and development	122	508
Other prepaid	597	321
Other current assets	388	298
	$1,609	$1,564

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Laboratory equipment	$7,111	$2,999
Computer and office equipment	781	354
Furniture and fixtures	413	220
Leasehold improvements	9,484	2,308
Construction in progress	39	7,017
	17,828	12,898
Less accumulated depreciation	(2,987)	(3,115)
	$14,841	$9,783

At December 31, 2018 and 2017, leasehold improvements include approximately $6.6 million and $1.3 million, respectively, of lessor-paid tenant improvements for which the Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns.  Also, at  December 31, 2017, construction in progress contained approximately $5.0 million of lessor-paid tenant improvements placed in service in 2018, for which the Company was deemed to be the accounting owner primarily because it was responsible for project cost overruns.

In both 2018 and 2017, the Company entered into leases for certain laboratory equipment which were capital leases. The leases had either a present value of expected payments in excess of 90% of the fair value of the equipment or a bargain purchase option at the end of the lease. As such, as of December 31, 2018 and 2017, the Company had approximately $1.3 million and $1.4 million, respectively, of assets under a capital lease having accumulated depreciation of approximately $0.9 million and $0.2 million, respectively.

(8)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,	December 31,
	2018	2017
Payroll related	$2,906	$1,721
Professional fees	306	805
Research and development	1,585	2,027
Other	237	270
	$5,034	$4,823

(9)	Common Stock

The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
•	The holders of shares of common stock are entitled to receive dividends, if and when, declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

The Company holds forfeiture rights relating to 118,679 shares of common stock. The forfeiture right lapses over time and is triggered when a holder ceases providing services to the Company. As of December 31, 2018, 86,581 shares of common stock have been forfeited back to the Company.

The Company holds repurchase rights which are at a price equal to the initial purchase price by the founders of Private Synlogic, adjusted by the Merger Exchange Ratio. The repurchase right lapses over time and is exercisable should the founders cease providing services to the Company prior to the end of a four-year period which began in April or May 2014, as the case may be. All repurchase

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

rights terminated during 2018.  As of December 31, 2018, the Company has exercised its repurchase right on 41,819 shares of common stock.

In January 2018, the Company sold 5,899,500 shares of its common stock through a firm commitment, underwritten public offering at a price to the public of $9.75 per share. As a result of the offering, including the exercise of the overallotment option, the Company received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $53.8 million.

In April 2018, the Company sold 3,280,000 shares of its common stock at a price of $9.15 per share in a registered direct offering. After fees and other offering expenses, the Company received approximately $28.9 million in net proceeds from the offering.

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

In the event that a dividend was declared for the holders of common stock, the holders of the preferred stock would have been entitled to the amount of dividends on an as-converted basis. Through December 31, 2018 and December 31, 2017, no dividends were declared or paid.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

In September 2014, the Company entered into a letter agreement with the Bill & Melinda Gates Foundation (“the Gates Foundation”) with respect to the Gates Foundation purchase of 781,693 shares of the Company’s Series A Preferred Stock. The Gates Foundation investment was made in three tranches of 201,163 shares in September 2014, 218,646 shares in May 2015 and 361,884 shares in February 2016. Under the letter agreement, the Company was required to spend the approximately $5.0 million invested by the Gates Foundation for research on a particular disease, further develop the Company’s proprietary technology platform and provide assistance with access to use of such technology in developing countries. If the Company failed to spend the amount appropriately, or defaulted under certain other commitments in the agreement and the Company did not cure such default within 90 days of notice, if requested by the Gates Foundation, the Company would have been obligated to redeem the shares of Series A Preferred Stock or shares of common stock into which they had converted then held by the Gates Foundation or find a third-party to purchase such shares at a price equal to the greater of the initial purchase price and the then current fair value of such shares. In either case, if the Company, over the 6 months following such redemption, had sold substantially all of its equity or assets or completed an initial public offering at a value greater than 200% of the price paid upon redemption, then the Company would have had to reimburse the Gates Foundation for the difference. As of December 31, 2017, all obligations with respect to the Gates Foundation investment have been satisfied.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Distributions were governed by the Company’s operating agreement (Note 13). No distributions were made in either of the years ended December 31, 2018 or December 31,2017.

(iii)	Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company would have been distributed, after the payout or provision for payment of all creditors of the Company, in accordance with the same order of priority as distributions (Note 13).

(iv)	Par Value

The Preferred Units did not have a par value.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

(12)	Equity‑based Compensation and Equity Incentive Plans

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

The 2017 Stock Incentive Plan was adopted by Private Synlogic in 2017 at the time of the 2017 Reorganization and provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards. Under the 2017 Plan, 1,753,061 shares were initially authorized and reserved for issuance. Pursuant to the 2017 Reorganization, Private Synlogic issued restricted common stock awards under the 2017 Plan to replace the canceled incentive units pursuant to the termination of the 2015 LLC Plan (“2015 LLC Plan”). In addition, Private Synlogic also issued stock options to certain employees prior to the Merger. Pursuant to the Merger Agreement, each restricted common stock award of Private Synlogic under the 2017 Plan that was outstanding immediately prior to the Merger and each option to purchase common stock of Private Synlogic under the 2017 Plan that was outstanding and unexercised immediately prior to the Merger was converted into and became restricted

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

common stock and options to purchase shares of the Company’s common stock, respectively, based on the Exchange Ratio of 0.5532 and the Company assumed the 2017 Plan.

The 2015 Employee Stock Purchase Plan (“ESPP”) was adopted by Mirna in 2015 and allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  The Company suspended the ESPP in 2017.

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

As of December 31, 2018, there were 477,414 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

The Company is displaying all equity in its post-Merger amounts, as impacted by the Exchange Ratio.

Stock Options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued to employees under its two active equity plans, the 2015 Plan and the 2017 Plan, during the years ended December 31, 2018 and 2017 and to nonemployees during the year ended December 31, 2017 were:

	Year ended December 31,
Employees:	2018	2017
Expected term	6.2 years	6.2 years
Weighted-average, risk-free interest rate	2.8%	2.1%
Expected volatility	70.8%	70.4%
Dividend yield	—	—

The following table summarizes stock option activity, as adjusted for the Exchange Ratio under the 2015 and 2017 Plans.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2017	1,267,221	$13.62	9.6	$—
Granted	919,496	9.71
Exercised	(19,830)	12.28
Forfeited	(394,136)	12.09
Expired	(32,867)	13.53
Outstanding at December 31, 2018	1,739,884	11.92	9.0	$—

Vested or expected to vest at December 31, 2018	1,739,884	11.92	9.0	$—
Exercisable at December 31, 2018	489,236	13.20	8.4	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2018 . No options were in the money at December 31, 2018 .

During the years ended December 31, 2018 and 2017, 919,496 and 1,281,647 stock options were granted to employees and nonemployees, respectively. Approximately $3.2 million and $2.0 million in equity compensation was recognized related to stock options granted to employees and  nonemployees for the years ended December 31, 2018 and 2017, respectively.

The weighted average grant date fair value per share of options granted to employees during the year ended December 31, 2018 was approximately $6.35. The total fair value of awards that vested during the year ended December 31, 2018 was $3.3 million.

As of December 31, 2018, there was approximately $8.4 million of unrecognized share-based compensation related to employees for unvested stock option grants which is expected to be recognized over a weighted average period of 2.6 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  In addition, there was approximately $53,000 of unrecognized share-based compensation, related to unvested stock option grants to nonemployees which is expected to be recognized over a weighted average period of 2.4 years. The amount of equity-based compensation expense related to nonemployees that will ultimately be recorded will depend on the remeasurement of the outstanding awards through their vesting date.

Restricted Common Stock

During the year ended December 31, 2018, no shares of restricted common stock were granted. During the year ended December 31, 2017, 1,062,794 shares of restricted common stock were granted, including 1,059,912 shares of restricted common stock (adjusted for the Exchange Ratio) granted in exchange for the restricted common units and incentive units that were cancelled as part of the 2017 Reorganization. These shares retained the same vesting schedule as the cancelled restricted common units and incentive units. Private Synlogic treated these as modifications to the original grants of incentive units because the cancellation and reissuance was deemed to be concurrent. The calculation of the incremental compensation expense was based on the excess of the fair value of the award measured immediately before and after the modification.  As a result of the modification, Private Synlogic recognized approximately $26,000 in equity-based compensation.

The following table shows restricted common stock activity:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2016	—	$—
Awards exchanged upon 2017 Reorganization	1,059,912	13.53
Granted	2,884	19.01
Vested	(671,204)	13.54
Forfeited	(16,113)	13.53
Unvested at December 31, 2017	375,479	$13.55
Granted	—	—
Vested	(186,332)	13.54
Forfeited	(70,468)	13.61
Unvested at December 31, 2018	118,679	$13.54

During the years ended December 31, 2018 and 2017, 186,332 and 671,204 shares of restricted common stock vested and approximately $1.0 and $0.5 million in equity compensation was recognized, respectively.

As of December 31, 2018, there was approximately $0.2 million of unrecognized share-based compensation related to restricted stock awards granted to employees, which is expected to be recognized over a weighted average period of 1.6 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.  There was no unrecognized share-based compensation related to unvested restricted stock awards granted to nonemployees at December 31, 2018.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Incentive Units

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

Synlogic, LLC measured and recorded the value of incentive units granted to nonemployees over the period of time that services were provided and, as such, unvested portions were subject to remeasurement at subsequent reporting periods.

No incentive units were issued during the years ended December 31, 2018 and 2017.  In May 2017, all incentive units were cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock.  As a result, there was no incentive unit activity during the year ended December 31, 2018 or unrecognized compensation expense related to incentive units as of December 31, 2018

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

Restricted Common Units

In May 2017, all restricted common unit awards were cancelled pursuant to the 2017 Reorganization and reissued as restricted common stock. As a result, there was no unrecognized compensation expense related to unvested restricted common units as of December 31, 2018.

The following table shows the restricted common unit activity for the year ended December 31, 2017, prior to the 2017 Reorganization, as adjusted for the Merger:

	Restricted common units
		Grant date
	Number of	fair value
	units	(per unit)
Unvested at December 31, 2016	219,087	$1.48
Granted	—	—
Vested	(37,770)	1.48
Forfeited	—	—
Exchanged as part of 2017 Reorganization	(181,317)	1.48
Unvested at December 31, 2017	—	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $4.3 million and $2.7 million, during the years ended December 31, 2018 and 2017, respectively. Equity compensation during the years ended December 31, 2018 and 2017 is derived from stock options and restricted stock awards. Equity-based compensation during the year ended December 31, 2018 also includes $0.7 million related to modifications in equity awards in connection with the separation of the Company’s former Chief Executive Officer. Equity compensation during the year ended December 31, 2017 additionally includes equity compensation derived from incentive units and restricted common units granted prior to the 2017 Reorganization.

In July 2015, in connection with the 2015 Reorganization, all outstanding stock options and awards were canceled and reissued as incentive units and restricted common units. As such, equity compensation prior to the Merger was derived from incentive units and from a grant of restricted common units.

In May 2017, in connection with the 2017 Reorganization, the incentive units and restricted common units were cancelled and exchanged for restricted stock awards and stock options. Equity compensation after May 2017, was derived from stock options and restricted stock awards.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Research and development	$1,333	$1,410
General and administrative	2,984	1,242
	$4,317	$2,652

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2018 and 2017 (in thousands):

	Years ended December 31,
	2018	2017
Stock options	$3,361	$1,956
Restricted stock awards	956	508
Incentive units	—	132
Restricted common units	—	56
	$4,317	$2,652

(13)	Distributions

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

•

fourth, to each holder of certain incentive units for which the Board of Directors had established a strike price, pro rata in proportion to the remaining amount to be distributed, an amount equal to the difference between the strike price for such incentive unit, and the threshold price for such incentive unit; and

•	thereafter, to all holders of preferred units, common units and incentive units, pro rata in proportion to their percentage interest.

No distributions were made to unit holders prior to the 2017 Reorganization.

(14)	Significant Agreements

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

The research and development will be performed by the Company over four phases of research defined in the research plan. The Company is eligible to receive payments from AbbVie upon the election to continue the research and development at the achievement of certain milestone events. The JRC will make a determination as to the continuation of the collaboration at the achievement of research and pre-clinical milestones, except for the final milestone, which AbbVie has the discretion to determine achievement without the approval of the JRC. If the parties make the determination to continue on with the AbbVie Agreement upon achievement of each milestone event, then AbbVie will pay the consideration associated with that milestone and the collaboration will continue through the remaining term of the option to purchase IBDCo, which was initially considered to be approximately 54 months. However, AbbVie has the right to terminate the contract at any time with 90 days’ notice.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

On September 27, 2018, AbbVie and the Company signed an amendment (the “Amendment”) to the AbbVie Agreement. The Amendment clarified the requirements necessary to complete the second phase which resulted in additional time and effort in the second phase of the research plan.  Additionally, the Amendment split the next milestone payment under the AbbVie Agreement into two payments: a milestone payment of $2.0 million earned by the Company upon execution of the Amendment and the remaining milestone payment of the balance due upon the successful achievement of specified research and pre-clinical events and the advancement to the third phase of the research plan.

The Company determined that the Amendment represented a modification to the AbbVie Agreement. The additional research and development services are not distinct from the remaining research and development services under the second phase of the research plan of the AbbVie Agreement. The Amendment was accounted for as part of the original AbbVie Agreement and the services form part of the single performance obligation that was partially satisfied as of the date of the contract modification. As a result, the transaction price for the current performance obligation associated with the second phase of the research plan increased by $2.0 million. The impact of the contract modification on the transaction price and the measure of progress toward completion of the performance obligation was recognized as an adjustment to revenue upon execution of the Amendment on a cumulative catch-up basis. The cumulative catch-up adjustment to revenue, as a result of the contract modification, was $1.8 million recognized during September 2018. Additionally, deferred revenue increased by $0.3 million as a result of the contract modification.

Revenue associated with performance obligations under the AbbVie Agreement are recognized as the research and development services are provided using an input method, according to the full time equivalents incurred. The research and development activities are expected to be performed over a period of approximately 54 months. The transfer of control occurs over time and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

For the years ended December 31, 2018 and 2017, the Company had recognized $ 2.5 million and $2.4 million, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue amounted to $0.3 million as of December 31, 2018, all of which is included in current liabilities.

License Agreement with the Massachusetts Institute of Technology and Boston University

In April 2017, the Company exercised an option associated with the October 2014 agreement with Boston University and the Massachusetts Institute of Technology to acquire a license for certain intellectual property in exchange for $50,000. The execution of this option triggered an equity award for the issuance of 325,377 common units, which were converted to 325,377 common shares upon the 2017 Reorganization and converted to 179,999 common shares during the Merger.  Based on the fair value of common units at the time of the execution of the license, the Company recognized license fees of approximately $1.8 million upon issuance of the common units associated with the equity award. Additionally, the Company was required to pay approximately $0.3 million for prior patent costs incurred in connection with the option agreement.  The Company recorded these amounts, including the fair value of the common stock issued to the licensors as research and development expense in the 2017 consolidated statement of operations, as the licenses do not have future alternative use, in accordance with ASC Topic 730, Research and Development.

The Company determined that its growing portfolio of internally generated intellectual property superseded the in-licensed intellectual property in the BU license and the MIT license. Accordingly, on December 18, 2018, it provided notice to terminate the license agreements with MIT and BU/MIT. The BU license will be terminated effective as of February 16, 2019 and the MIT license will be terminated effective as of June 19, 2019.

Sales Agreement with Cowen and Company

On October 13, 2017 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through Cowen as its sales agent. In an ATM offering, exchange-listed companies incrementally sell

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. No sales of common stock were made pursuant to the ATM during 2017 and 2018.

(15)	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	2018	2017
Numerator:
Net loss attributable to common stockholders	$(48,435)	$(40,377)
Denominator:
Weighted-average common shares outstanding - basic and diluted	23,882,685	6,724,641
Net loss per share attributable to common stockholders - basic and diluted	$(2.03)	$(6.00)

The Company’s potentially dilutive shares, which include outstanding stock options and unvested restricted common stock, are considered to be common share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect.

	As of December 31,
	2018	2017
Unvested restricted common stock awards	118,679	375,479
Outstanding options to purchase common stock	1,739,884	1,267,221

(16)	Income Taxes

The provision for income taxes consist of the following (in thousands):

	December 31,
	2018	2017
Current Tax Expense:
Federal	$—	$—
State	33	—
	$33	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$33,275	$21,248
Tax credit carryforwards	4,365	3,038
Accrued expenses	103	32
Property and equipment	—	390
Deferred rent	2,209	53
Equity compensation	784	503
Amortizable intangibles	1,339	1,492
Other	78	—
Gross deferred tax assets	42,153	26,756
Deferred tax liability:
Other	—	(241)
Property and equipment	(1,863)	—
Valuation allowance	(40,290)	(26,515)
Net deferred tax assets	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $40.3 million and $26.5 million was established at December 31, 2018 and 2017, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows (dollars in thousands):

	Years ended December 31,
	2018	2017
	Tax Rate	Tax Rate
U.S. federal statutory rate	21%	34%
State income taxes, net of federal benefit	6%	5%
Other permanent differences	(1)%	(1)%
Tax credits	3%	5%
Other items	(1)%	—
Change in rate due to Tax Reform	—	(27)%
Mirna acquisition	—	17%
Net change in valuation allowance	(28)%	(33)%
Effective income tax rate	—	—

A roll-forward of the valuation allowance for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	Years ended December 31,
	2018	2017
Balance at beginning of year	$(26,515)	$(13,060)
Increase in valuation allowance	(13,775)	(13,455)
Balance at end of year	$(40,290)	$(26,515)

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of December 31, 2018 and 2017, the Company had federal and state net operating loss carryforwards that may be available to reduce future taxable income of approximately $125.5 million and $82.0 million, respectively, which begin to expire in 2034. In addition, at December 31, 2018, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of approximately $2.8 million and $1.6 million, respectively. These credits begin to expire in 2034 and 2029, respectively.

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

The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2018.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2015 to the present are open to examination under the statute. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There are no interest or penalties accrued at December 31, 2018 and 2017.

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

However, several provisions of the Tax Reform have significant impact on the Company’s U.S. tax attributes, generally consisting of credits, loss carry-forwards, and amortizable intangibles.  The provisional reporting period ended on December 22, 2018. The Company has reevaluated its assets and liabilities associated with such future tax benefits in the current year and determined that no further adjustment is necessary to its deferred tax asset and liabilities.  This reduction in the deferred tax asset has been offset by a coinciding reduction in the associated valuation allowance, creating a zero net impact to the Company’s statement of operations. The Company’s tax attributes are generally subject to a full valuation allowance in the United States and thus, any adjustments to the attributes will not impact the tax provision. Although the Company has made a reasonable estimate of the gross amounts of the attributes disclosed, a final determination of the Tax Reform’s impact on the attributes and related valuation allowance requirements remain incomplete pending a full analysis of the provisions and their interpretations.

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

(17)	Leases

The Company recorded rent expense of approximately $2.5 million for the year ended December 31, 2018. The Company recorded a rent credit of approximately $0.2 million for the year ended December 31, 2017 due to the accelerated amortization the deferred rent associated with the 200 Sidney Street facility. In July 2017, the Company agreed to terminate its lease and revised its estimate of the remaining amortization period from 63 months to seven months.

Operating Leases

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts.  Annual rent is approximately $3.1 million.  The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. In addition to approximately $1.6 million the Company has committed to for tenant improvements, the operating lease also provided for a tenant improvement allowance, at the cost of the lessor, not to exceed approximately $6.6 million. The Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns. Therefore, the amounts will be recorded as a leasehold improvement and deferred rent and will be recorded as a reduction to rent expense ratably over the lease term.  At December 31, 2018, the Company has capitalized approximately $5.0 million of the landlord-funded tenant improvements, representing the completed portion of the buildout. In conjunction with the lease, the Company established a letter of credit of approximately $1.0 million secured by cash balances included in restricted cash.

In July 2015, the Company entered into an operating lease for office and laboratory space at 200 Sidney Street in Cambridge, Massachusetts. The operating lease term commenced in February 2016 and expired in April 2021 with a one year renewal option to extend the lease. The Company agreed to terminate the lease in July 2017 at a date that was 30 days after the commencement of its new lease. No penalties were associated with the termination of the lease. Rent expense commenced on February 1, 2016 and was recognized on a straight‑line basis over the duration of the term. The operating lease provided for annual rent of approximately $0.9 million, payable on a monthly basis, which increased at a rate of 3% annually, and included three months of rent abatement during the first year. The Company was responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises.   The Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns. Therefore, the amounts were recorded as a leasehold improvement and deferred rent and were being recorded as a reduction to rent expense ratably over the lease term of 63 months. As a result of the agreement to terminate its lease, the Company revised its estimate of the remaining amortization period of the deferred rent and its estimate of the remaining useful life of its leasehold improvements to seven months through January 2018.

Capital Leases

In June 2017, the Company entered two non-cancellable thirty-six month lease agreements for certain lab equipment of approximately $0.2 million and $0.7 million, respectively. The lease term and payments for each agreement began upon delivery and installation of the equipment. Both leases are accounted for as a capital lease as one has a bargain purchase option and in the other, the present value of the lease exceeds 90% of the fair market value. At December 31, 2018, the interest rate on each capital lease obligation was approximately 1.1% and 7.3%, respectively.

In October 2016, the Company entered into a twenty-four month, non-cancellable lease agreement for approximately $0.4 million for certain lab equipment. Due to the existence of a bargain purchase option, the lease has been accounted for as a capital lease. At December 31, 2017, the interest rate on the outstanding capital lease obligation was approximately 9.6%. The agreement terminated per the terms of the lease agreement in November 2018.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Future minimum lease payments under the Company’s non-cancelable operating and capital leases as of December 31, 2018, are as follows (in thousands):

	Operating	Capital
	leases	leases
Fiscal year:
2019	$3,175	$287
2020	3,270	214
2021	3,369	2
2022	3,470	—
2023	3,574	—
Thereafter	18,067	—
Total future minimum lease payments	$34,925	$503
Less amounts representing interest		27
Capital lease obligations at December 31, 2018		476
Less current portion of capital lease obligations		266
Capital lease obligations, net of current portion		$210

(18)	Commitments and Contingencies

On December 7, 2018, Synlogic Operating Company, Inc., a wholly-owned subsidiary of Synlogic, Inc. (the “Company”), entered into a Statement of Work (the “SOW”) with Azzur Group, LLC (“Azzur”) pursuant to a Master Contract Services Agreement (the “Master Services Agreement”), dated September 8, 2018, between the Company and Azzur.

Pursuant to the SOW, Azzur has agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the “Azzur Suite”), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the “Term”). Azzur has also agreed to provide the Company with storage space and personnel support at the Azzur Suite. The total estimated project cost during the Term for access to, and use of, the cleanroom and storage space, and the personnel support and other services, is $4.8 million.

The Company may terminate the SOW on four months’ prior written notice at any time during the Term. In addition, either party may terminate the Master Services Agreement (including the SOW) due to a breach by the other party and failure to cure. If the Azzur Suite is not ready for use by the Company as of May 1, 2019, the Company may (i) elect to terminate the SOW, (ii) wait for the Azzur Suite to become available, without incurring any costs (other than a deposit) relating to the Azzur Suite until it becomes available, or (iii) accept an alternate cleanroom space from Azzur on different terms.

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

During the year ended December 31, 2018, there were no related-party transactions. During the year ended December 31, 2017, before the Company became a public company, the Company received repayment of the loan to its then-existing chief executive officer of approximately $0.2 million.  The loan was repaid in June 2017, including interest which accrued at a rate of 0.6%.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(21)	Selected Quarterly Data (Unaudited)

The following tables contain quarterly financial information for 2018 and 2017 (in thousands).  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$354	$254	$1,801	$111
Operating expenses	11,990	15,606	13,335	$12,819
Loss from operations	(11,636)	(15,352)	(11,534)	$(12,708)
Net loss	(11,165)	(14,591)	(10,748)	$(11,931)
Net loss per share attributable to common stockholders - basic and diluted	$(0.55)	$(0.59)	$(0.43)	$(0.47)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$111	$2,111	$111	$111
Operating expenses	7,485	11,568	12,186	12,029
Loss from operations	(7,374)	(9,457)	(12,075)	(11,918)
Net loss	(7,368)	(9,388)	(11,924)	(11,697)
Net loss per share attributable to common stockholders - basic and diluted	$—	$(4.70)	$(1.66)	$(0.74)
Net loss per unit attributable to common unit holders - basic and diluted	$(4.49)	$—	$—	$—

(22)	Subsequent Events

On February 28, 2019, the Joint Research Committee related to the Company’s collaboration with AbbVie concluded that the remaining milestone of $2.5 million under the Second Amendment in the Company’s collaboration with AbbVie was achieved. Related revenue will be recognized as the research and development services are provided using an input method, according to the full time equivalents incurred over the third phase of the research plan.