Form 10-Q
period 2019-03-31
SYNLOGIC, INC.
filed 2019-05-09
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 001-37566

SYNLOGIC, INC.

(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	26-1824804 (I.R.S. Employer Identification No.)

301 Binney St., Suite 402 Cambridge, MA (Address of principal executive offices)	02142 (Zip Code)
(617) 401-9975 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	SYBX	The Nasdaq Capital Market

As of May 2, 2019, there were 25,388,643 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$15,744	$11,252
Short-term marketable securities	94,091	111,477
Accounts receivable	2,500	—
Prepaid expenses and other current assets	1,457	1,609
Total current assets	113,792	124,338
Property and equipment, net	14,348	14,841
Right of use asset - operating lease	15,698	—
Restricted cash	1,097	1,097
Other assets	65	64
Total assets	$145,000	$140,340
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,379	$2,380
Accrued expenses	3,881	5,034
Deferred revenue	1,964	268
Deferred rent	—	393
Lease liability - operating lease	1,374	—
Finance lease obligations	269	266
Total current liabilities	9,867	8,341
Long-term liabilities:
Deferred rent, net of current portion	—	7,691
Deferred revenue, net of current portion	465	—
Lease liability - operating lease, net of current portion	22,317	—
Finance lease obligations, net of current portion	141	210
Total long-term liabilities	22,923	7,901
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.001 par value
5,000,000 shares authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2019 and December 31, 2018. 25,388,643 and 25,401,479 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	25	25
Additional paid-in capital	244,857	243,903
Accumulated other comprehensive loss	39	(65)
Accumulated deficit	(132,711)	(119,765)
Total stockholders' equity	112,210	124,098
Total liabilities and stockholders' equity	$145,000	$140,340

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the three months ended
	March 31, 2019	March 31, 2018

Revenue	$338	$354
Operating expenses:
Research and development	10,384	8,361
General and administrative	3,651	3,629
Total operating expenses	14,035	11,990
Loss from operations	(13,697)	(11,636)
Other income (expense):
Interest and investment income	757	486
Interest expense	(7)	(14)
Other expense	1	(1)
Other income (expense), net	751	471
Net loss	$(12,946)	$(11,165)

Net loss per share attributable to common shareholders - basic and diluted	$(0.51)	$(0.55)
Weighted-average common shares used in computing net loss per share attributable to common shareholders - basic and diluted	25,293,791	20,145,881
Comprehensive loss:
Net loss	$(12,946)	$(11,165)
Net unrealized gains (losses) on marketable securities	104	(102)
Comprehensive loss	$(12,842)	$(11,267)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	For the three months ended March 31, 2019
	Common stock		Additional	Other accumulated
	$0.001 par		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income	deficit	equity
Balance at December 31, 2018	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098
Cancellation of restricted stock	(12,836)	—	—	—	—	—
Equity-based compensation expense	—	—	954	—	—	954
Unrealized gain (loss) on securities	—	—	—	104	—	104
Net loss	—	—	—	—	(12,946)	(12,946)
Balance at March 31, 2019	25,388,643	$25	$244,857	$39	$(132,711)	$112,210

	For the three months ended March 31, 2018
Balance at December 31, 2017	16,272,617	$16	$156,685	$(9)	$(71,654)	$85,038
Effect of adoption of ASU 2014-09 (ASC 606)	—	—	—	—	324	324
Sale of common stock	5,899,500	6	53,747	—	—	53,753
Equity-based compensation expense	—	—	919	—	—	919
Unrealized gain (loss) on securities	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	(11,165)	(11,165)
Balance at March 31, 2018	22,172,117	$22	$211,351	$(111)	$(82,495)	$128,767

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(12,946)	$(11,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	904	681
Loss on disposal of property and equipment	—	2
Equity-based compensation expense	954	919
Accretion/amortization of investment securities	(446)	(171)
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	—
Prepaid expenses and other current assets	152	(493)
Accounts payable and accrued expenses	(1,084)	(2,975)
Deferred revenue	2,161	(354)
Operating lease liability	(313)	—
Deferred rent	—	295
Other assets	—	230
Net cash used in operating activities	(13,118)	(13,031)
Cash flows from investing activities:
Purchases of marketable securities	(39,346)	(74,964)
Proceeds from maturity of marketable securities	57,282	5,000
Purchases of property and equipment	(261)	(1,904)
Net cash provided by (used in) investing activities	17,675	(71,868)
Cash flows from financing activities:
Payments on finance lease obligations	(65)	(108)
Proceeds from sale of common stock, net of issuance costs	—	53,752
Net cash (used in) provided by financing activities	(65)	53,644
Net increase (decrease) in cash, cash equivalents and restricted cash	4,492	(31,255)
Cash, cash equivalents and restricted cash at beginning of period	12,349	59,537
Cash, cash equivalents and restricted cash at end of period	$16,841	$28,282

Supplemental disclosure of non-cash investing activities:
Landlord funded allowance for tenant improvements	$—	$1,653
Property and equipment purchases included in accounts payable and accrued expenses	$(71)	$1,047
Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$7	$14

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

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

Risks and Uncertainties

At March 31, 2019, the Company had approximately $109.8 million in cash, cash equivalents, and marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $132.7 million. Since its inception through March 31, 2019, the Company has primarily financed its operations through the issuance of preferred stock and units, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

will generate revenue from product sales.  The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.

(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s 2018 Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019 (the “2018 Annual Report”), have had no material changes during the three months ended March 31, 2019, other than our adoption of ASU 2016-02 and ASU 2018-07 (as defined below). The updated accounting policies and the impact of adoption are each discussed in the “Recently Adopted Accounting Pronouncements” section in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2018 and 2017 audited consolidated financial statements and notes included in the Company’s 2018 Annual Report. The December 31, 2018 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2019 and 2018.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period or future year or period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

 In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842), which replaces the existing accounting guidance for leases.  This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet.  The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018.  The guidance is required to be applied by the modified retrospective transition approach and early adoption is permitted.  In July 2018, the FASB issued ASU 2018-11 Leases – Targeted Improvements, intended to ease the implementation of the new lease standard for financial statement preparers by, among other things, allowing for an additional transition method. In lieu of presenting transition requirements to comparative periods, as previously required, an entity may now elect to show a cumulative effect adjustment on the date of adoption without the requirement to recast prior period financial statements or disclosures presented in accordance with ASU 2016-02. The Company adopted the new standard using the cumulative effect adjustment transition option effective January 1, 2019, which is the initial date of application per ASU 2018-11.

The Company elected the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of our leases, and the treatment of initial direct costs. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet.

The Company adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. The Company uses judgement to assess if an arrangement is a lease at contract inception. An arrangement is a lease if  the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights and the Company obtains control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset. Leases classified as operating leases are

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations, in our consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company utilizes its incremental borrowing rate to determine the present value of lease payments. The incremental borrowing rate is the rate incurred to borrow similar funds, on a collateralized basis, over a comparable term in a similar economic environment.

For new and amended leases beginning in 2019 and after, the Company has elected to account for the lease and non-lease components for leases as a single component for classes of all underlying assets and allocate all of the contract consideration to the lease component only. Lease cost for operating leases is recognized on a straight-line basis over the lease term and is included in operating expenses on the statements of operations and comprehensive loss. Variable lease payments are included in lease operating expenses.

The lease term includes options to extend the lease when it is reasonably certain that option will be exercised. Leases with a term of 12 months or less are not recorded on the Company’s consolidated balance sheet.

The adoption had a material impact on the consolidated balance sheet related to the recognition of a transition adjustment on January 1, 2019 of a right-of-use asset of $15.9 million and lease liability of $24.0 million for an operating lease and the derecognition of deferred rent originally accounted for under legacy guidance. The adoption did not have a material impact on the consolidated statement of operations. The Company has designed and implemented changes to related processes, controls and disclosures. Refer to the Commitments and Contingencies footnote for further information on the adoption of this standard and the Company’s accounting for leases.

In February 2018, the FASB issued ASU 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220), which provides amended guidance on income tax accounting. The amended guidance permits the reclassification of the income tax effect on amounts recorded within other comprehensive income impacted by the Tax Cuts and Jobs Act (the “TCJA”) into retained earnings. The amended guidance is effective for periods beginning after December 15, 2018 and applies only to those amounts remaining in other comprehensive income at the date of enactment of the TCJA. The amended guidance may be adopted on either a retrospective basis or at the beginning of the period of adoption. The amended standard had an immaterial impact on the Company’s consolidated financial statements and as such the Company did not reclassify the income tax effects of the TCJA from other comprehensive income to retained earnings.

In June 2018, the FASB issued ASU 2018-07- Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.   Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value.  Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.  The Company adopted the new guidance January 1, 2019 which had an immaterial impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-15 - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The standard requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancelable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements and disclosures.

In November 2018, the FASB issued ASU 2018-18 - Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

(3)	Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the Company’s 2018 Annual Report.

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

At March 31, 2019 and December 31, 2018, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at March 31, 2019
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$870	$870	$—	$—
Corporate debt securities (included in cash and cash equivalents)	5,749	—	5,749	—
Corporate debt securities (included in short-term investments)	90,101	—	90,101	—
U.S. government agency securities and treasuries (included in short-term investments)	3,990	1,994	1,996	—
Total	$100,710	$2,864	$97,846	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2018
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$265	$265	$—	$—
Corporate debt securities (included in short-term investments)	107,505	—	107,505	—
U.S. government agency securities and treasuries (included in short-term investments)	3,972	1,987	1,985	—
Total	$111,742	$2,252	$109,490	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities.  Finance lease obligations at March 31, 2019 and December 31, 2018 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$90,062	$42	$(3)	$90,101
U.S. government agency and treasury securities	$3,990	$—	$—	$3,990
Total	$94,052	$42	$(3)	$94,091

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Corporate debt securities	$107,571	$4	$(70)	$107,505
U.S. government agency securities	$3,971	$1	$—	$3,972
Total	$111,542	$5	$(70)	$111,477

The contractual maturity of all securities held at March 31, 2019 was one year or less.  There were 19 and 37 investments in an unrealized loss position at March 31, 2019 and December 31, 2018, respectively, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at March 31, 2019 and December 31, 2018 was $35.6 million and $96.5 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at March 31, 2019.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Laboratory equipment	$7,287	$7,111
Computer and office equipment	829	781
Furniture and fixtures	413	413
Leasehold improvements	9,484	9,484
Construction in progress	5	39
	18,018	17,828
Less accumulated depreciation	(3,670)	(2,987)
	$14,348	$14,841

(6)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2019	2018
Payroll related	$1,165	$2,906
Professional fees	544	306
Research and development	2,023	1,585
Other	149	237
	$3,881	$5,034

(7)	Common Stock

The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
•	The holders of shares of common stock are entitled to receive dividends, if and when, declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

(8)	Equity‑based Compensation and Equity Incentive Plans

The Company is displaying all equity in its post-Merger amounts.

Equity Plans

The Company has a number of equity plans, two of which are currently active.

The 2015 Equity Incentive Award Plan (the “2015 Plan”) was adopted by Mirna in 2015 and remains active after the Merger, now functioning as the primary equity plan for the Company. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards. Pursuant to the evergreen provision of the 2015 Plan, which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 1,270,073 shares to the 2015 Plan on January 1, 2019.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The 2017 Stock Incentive Plan (the “2017 Plan”) was adopted by Private Synlogic in 2017 at the time of the 2017 Reorganization and assumed by the Company during the Merger.  The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

As of March 31, 2019, there were 753,164 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

For a full description of the Company’s equity plans, refer to Note 12, Equity-based Compensation and Equity Incentive Plans in the Company’s 2018 Annual Report.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2019 under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term (in years)	(in thousands)
Outstanding at December 31, 2018	1,739,884	$11.92	9.0	$—
Granted	1,163,980	8.54
Exercised	—	—
Forfeited	(156,821)	13.84
Outstanding at March 31, 2019	2,747,043	10.38	9.2	$2,030

Vested or expected to vest at March 31, 2019	2,747,043	10.38	9.2	2,030

Exercisable at March 31, 2019	558,274	13.10	8.5	$—

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at March 31, 2019 and December 31, 2018.

As of March 31, 2019, there was $12.7 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 3.1 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

The following table shows restricted stock activity during the three months ended March 31, 2019:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2018	118,679	$13.54
Granted	—	—
Vested	(18,124)	13.53
Forfeited	(12,836)	13.53
Unvested at March 31, 2019	87,719	$13.55

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

As of March 31, 2019, there was approximately $0.1 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.4 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Equity Compensation

The Company recorded total equity-based compensation expense of $1.0 million during the three months ended March 31, 2019, and $0.9 million during the three months ended March 31, 2018.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$284	$377
General and administrative	670	542
	$954	$919

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	$926	$773
Restricted stock awards	28	146
	$954	$919

(9)	AbbVie Collaboration Agreement

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

On December 18, 2018, AbbVie and the Company signed an amendment (the “Third Amendment”) to the AbbVie Agreement. The Third Amendment provides that in the event AbbVie determines that it is necessary to enter into license agreements with certain third parties in a particular country or other jurisdiction which, but for such license, would be infringed by the manufacture, use or sale of any product governed by the AbbVie Agreement, AbbVie would be entitled to deduct certain expenses related to such license agreements from particular payments made to the Company.

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

On February 28, 2019, the JRC concluded that the remaining milestone of $2.5 million under the Second Amendment was achieved upon the achievement of specified research and pre-clinical events under the second phase of the research plan and the advancement to the third phase of the research plan. Revenue associated with performance obligations under the AbbVie Agreement are recognized as the research and development services are provided using an input method, according to the full time equivalents incurred. The transfer of control occurs over time and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

For the three months ended March 31, 2019 and 2018, the Company recognized revenue of $0.3 million and $0.4 million, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. The deferred revenue balance as of December 31, 2018 was fully recognized during the three months ended March 31, 2019. Long term and current deferred revenue amounted to $2.0 million and $0.5 million, respectively, as of March 31, 2019.

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

The Company computed basic and diluted net loss per share using the two-class method, which gives effect to the impact of outstanding participating securities. As the three months ended March 31, 2019 and 2018 resulted in net losses attributable to common stockholders, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted net loss per share because the preferred stockholders do not participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.

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

	As of March 31,
	2019	2018
Unvested restricted common stock awards	87,719	320,166
Outstanding options to purchase common stock	2,747,043	1,741,527

(11)	Commitments and Contingencies

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

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts. Annual rent is approximately $3.1 million. The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. Additionally, we have paid for a tenant improvement investment of approximately $1.6 million. The Company was determined to be the accounting owner and recorded tenant improvements as leasehold improvements which reduce the initial measurement of the ROU asset. In conjunction with the lease, we established a letter of credit of approximately $1.0 million. Variable payments based on our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. The Company has an option to extend the term by five years and an option to terminate the agreement if a similar agreement is executed with the landlord or an affiliate of the landlord. Neither option is reasonably certain of exercise and are excluded from the lease liability calculation.

On December 7, 2018, Synlogic Operating Company, Inc., a wholly-owned subsidiary of Synlogic, Inc., entered into a Statement of Work (the “SOW”) with Azzur Group, LLC (“Azzur”) pursuant to a Master Contract Services Agreement (the “Master Services Agreement”), dated September 8, 2018, between the Company and Azzur.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Pursuant to the SOW, Azzur has agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the “Azzur Suite”), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the “Term”). Azzur has also agreed to provide the Company with storage space and personnel support at the Azzur Suite. The total estimated project cost during the Term for access to, and use of, the cleanroom and storage space, and the personnel support and other services, is up to $4.8 million.

The Company may terminate the SOW on four months’ prior written notice at any time during the Term. In addition, either party may terminate the Master Services Agreement (including the SOW) due to a breach by the other party and failure to cure. If the Azzur Suite is not ready for use by the Company as of May 1, 2019, the Company may (i) elect to terminate the SOW, (ii) wait for the Azzur Suite to become available, without incurring any costs (other than a deposit) relating to the Azzur Suite until it becomes available, or (iii) accept an alternate cleanroom space from Azzur on different terms. As the lease has not yet commenced, the financial terms of the arrangement are not included in the schedules below.

The operating lease right-of-use asset and operating lease liability represents the Binney Street lease. Finance leases are made up of laboratory and office equipment. Cash paid for amounts included in the present value of operating lease liabilities was $0.8 million during the three months ended March 31, 2019 which is included in operating cash flows.

The components of lease cost for operating and finance leases for the three months ended March 31, 2019 were:

Operating leases	$ (in thousands)
Operating lease cost	$694
Variable lease cost	263
957
Short-term lease cost	119

Finance leases
Depreciation on finance leases	47
Interest on finance leases	7
54
Total lease cost	$1,130

The right-of-use asset for the operating lease is disclosed on the consolidated balance sheet. The right-of-use asset for finance leases are classified within property and equipment, net, the total right-of-use asset for finance leases is $0.9 million:

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at March 31, 2019 was:

	Operating Lease	Finance Leases
Weighted average discount rate	9.0%	5.9%
Weighted average remaining lease term (years)	9.4	1.5

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following table reconciles the undiscounted cash flows for the operating and finance leases at March 31, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

Maturity of lease liabilities	Operating Lease	Finance Leases
	(in thousands)
2019	$2,390	$215
2020	3,270	214
2021	3,369	2
2022	3,470	-
2023	3,574	-
Thereafter	18,067	-
Total lease payments	34,140	431
Less: imputed interest	10,449	21
Total lease liabilities	$23,691	$410

Current lease liabilities	1,374	269
Long-term lease liabilities	22,317	141

The aggregate future lease payments for operating and capital leases as of December 31, 2018 are as follows:

	Operating lease	Capital leases
	(in thousands)
2019	$3,175	$287
2020	3,270	214
2021	3,369	2
2022	3,470	—
2023	3,574	—
Thereafter	18,067	—
Total future minimum lease payments	$34,925	$503
Less amounts representing interest		27
Capital lease obligations at December 31, 2018		476
Less current portion of capital lease obligations		266
Capital lease obligations, net of current portion		$210

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2018 and 2017 included in our 2018 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Please see “Risk Factors” beginning on page 18 for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

Our two lead therapeutic programs are being developed for the treatment of hyperammonemia and phenylketonuria (PKU). SYNB1020, our first therapeutic program to enter clinical trials, is an oral therapy intended for the treatment of hyperammonemia, which includes patients with liver disease such as hepatic encephalopathy (HE) and patients with urea cycle disorders (UCD). In these conditions ammonia accumulates in the body and becomes toxic, leading to neurocognitive crisis and risk of long-term cognitive or behavioral impairment, coma or death. SYNB1020 has received both Fast Track Designation and orphan drug designation for UCD from the U.S. Food and Drug Administration (FDA). We initiated a Phase 1 clinical trial in June 2017 to evaluate the safety and tolerability of SYNB1020 in healthy volunteers. In November 2017, we announced top-line data from this study that demonstrated that SYNB1020 was safe and well-tolerated and achieved proof-of-mechanism. In March 2018, we initiated a clinical trial in patients with cirrhosis and elevated blood ammonia to evaluate the safety and tolerability of SYNB1020 as well as the ability of this Synthetic Biotic medicine to lower systemic levels of ammonia.  We expect to have top-line data from this study in the third quarter of 2019. Upon receipt of satisfactory evidence of ammonia lowering in patients with cirrhosis, we will determine the clinical development path for SYNB1020 for the treatment of conditions resulting in hyperammonemia.

SYNB1618, our second program to enter clinical trials, is an oral therapy intended for the treatment of PKU, a rare metabolic disease in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the FDA. We initiated a Phase 1 / 2a clinical trial for SYNB1618 in April 2018 and announced top-line data from this study in September 2018 that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-

mechanism in healthy volunteers and we are currently evaluating SYNB1618 in patients with PKU. We expect to have patient data from this study in the third quarter of 2019.

We have developed a portfolio of immuno-oncology (IO) programs designed to deliver activities to modify the tumor microenvironment, activate the immune system and result in tumor reduction, and we envision that multiple engineered functions could be combined in one Synthetic Biotic medicine. These products could also be used in combination with other cancer therapies such as check-point inhibitors. In November 2018, we announced the selection of our first Synthetic Biotic clinical IO candidate, SYNB1891, and have advanced it into preclinical studies to enable filing of an IND application with the FDA in the second half of 2019. SYNB1891 is an intratumorally administered Synthetic Biotic medicine designed to act as a dual innate activator of the immune system by stimulation via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the STING pathway.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $12.9 million and $11.2 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of approximately $132.7 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

We do not expect to generate product revenue unless and until we successfully complete clinical development and obtain regulatory approvals for our product candidates, either alone or in collaboration with third parties. Additionally, we expect to use third-party contract research organizations (CROs) to carry out clinical development and both internal manufacturing and contract manufacturing organizations (CMOs) to carry out our clinical development and manufacturing activities, and we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations or licenses, finance lease transactions or other available financing transactions. However, we may be unable to raise additional funds through these or other means when needed. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if it will be able to achieve or maintain profitability. Even if we are able to generate product revenue, we may not become profitable.

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

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our SYNB1020, SYNB1618 and SYNB1891 programs to increase as the programs progress through clinical trials and new programs progress toward IND and into development.

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

	For the three months ended
	March 31,
	2019	2018
SYNB1020	$1,038	$425
SYNB1618	897	1,085
SYNB1891	1,198	—
External pre-development candidate expenses and unallocated expenses*	683	1,485
Internal research and development expenses*	6,568	5,366
	$10,384	$8,361

*Lab supplies of $0.7 million were reclassified from external pre-development candidate expenses and unallocated expenses to internal research and development expenses for the three months ended March 31, 2018. Lab supplies are classified as internal research and development expenses for the three months ended March 31, 2019.

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

Other Income (Expense)

Interest and investment income consists primarily of income earned on investments. Interest expense consists of expense related to our finance leases. Other expense consists primarily of gains and losses on foreign currency invoices.

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

Our critical accounting policies are described in our 2018 Annual Report. During the three months ended March 31, 2019, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	For the three months ended		Change
	March 31, 2019	March 31, 2018	$
	(in thousands)
Revenue	$338	$354	$(16)
Operating expenses:
Research and development	10,384	8,361	2,023
General and administrative	3,651	3,629	22
Total operating expenses	14,035	11,990	2,045
Loss from operations	(13,697)	(11,636)	(2,061)
Other income (expense):
Interest and investment income	757	486	271
Interest expense	(7)	(14)	7
Other expense	1	(1)	2
Other income (expense), net	751	471	280
Net loss	$(12,946)	$(11,165)	$(1,781)

Revenue

Revenue was $0.3 million for the three months ended March 31, 2019 as compared to $0.4 million for the three months ended March 31, 2018. The revenue for both periods is associated with the AbbVie collaboration. The decrease in revenue was due to lower revenue recognition related to time and effort over the performance period for the three months ended March 31, 2019 as compared to March 31, 2018.

Operating Expenses

Research and Development Expense

Research and development expense was $10.4 million for the three months ended March 31, 2019 compared to $8.4 million in the corresponding period in 2018. The increase in research and development expense of $2.0 million was primarily due to an increase of $0.7 million in compensation, benefits and other employee-related expenses associated with increased headcount, an increase of $0.5 million of research and development support costs, an increase of $0.4 million in clinical development costs for our SYNB1020 program, an increase of $0.3 million of manufacturing costs for our SYNB1891 program and an increase of $0.9 million in nonclinical development costs for our SYNB1891 program. Research and development support costs include increased lease cost and depreciation from our 301 Binney Street facility, which we occupied in February 2018. These increases were partially offset by decreases of $0.6 million in manufacturing costs for our SYNB1618 program, $0.1 million of professional services and $0.1 million of clinical development costs for our SYNB1618 program.

General and Administrative Expense

General and administrative expense was $3.7 million for the three months ended March 31, 2019 compared to $3.6 million for the corresponding period in 2018. The increase -was primarily due to an increase of $0.3 million in compensation, benefits and other employee-related expenses associated with increased headcount and equity-based compensation. These increases were partially offset by a decrease of $0.2 million in one-time information technology (IT) expenses related to the move and build out of IT infrastructure at 301 Binney Street in 2018.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2019 was $0.8 million compared to $0.5 million for the corresponding period in 2018. The increase in other income (expense) of $0.3 million was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of March 31, 2019, we had an accumulated deficit of approximately $132.7 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  At March 31, 2019, we had $109.8 million in cash, cash equivalents, and marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2019, our cash, cash equivalents and marketable securities balance decreased approximately $12.9 million.  These decreases were primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our finance leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(13,118)	$(13,031)
Investing activities	17,675	(71,868)
Financing activities	(65)	53,644
Net increase (decrease) in cash, cash equivalents and restricted cash:	$4,492	$(31,255)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $13.1 million for the three months ended March 31, 2019.  The primary use of cash was our net loss of $12.9 million and a decrease in working capital of $1.6 million, primarily related to decreases in accounts payable and accrued expenses, and an increase in operating lease liability and accounts receivable offset by an increase in deferred revenue and prepaid expenses and other current assets. Net loss was partially offset by $1.4 million of non-cash items primarily including depreciation and equity-based compensation.

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

Cash Flows from Investing Activities

Net cash provided in investing activities for the three months ended March 31, 2019 was $17.7 million and resulted primarily from the proceeds of maturity of marketable securities of $57.3 million. The increase was partially offset by purchases of marketable securities of $39.3 million and purchases of property and equipment of $0.3 million.

Net cash used in investing activities for the three months ended March 31, 2018 was $71.9 million and resulted primarily from the purchases of securities of $75.0 million and the purchases of property and equipment of $1.9 million. These uses were partially offset by proceeds from the maturity of marketable securities of $5.0 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 totaled $0.1 million solely related to payments on our finance leases.

Net cash provided by financing activities for the three months ended March 31, 2018 totaled $53.6 million as a result of the $53.8 million in net proceeds from the sale of our common stock in January 2018, partially offset by payments on our finance leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of March 31, 2019, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our 2018 Annual Report.

Related Party Transactions

For additional transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Related Party Transactions of Directors and Executive Officers of the Combined Organization – Synlogic Transactions” in our proxy statement filed with the SEC on April 18, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $12.9 million and $11.2 million for the three months ended March 31, 2019 and 2018 respectively. As of March 31, 2019, we had an accumulated deficit of approximately $132.7 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our president, chief executive officer and chief medical officer, chief financial officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of the products we develop.

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

Our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.1 million at March 31, 2019 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with Synlogic.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of May 2, 2019, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 55.9% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of  May 2, 2019, there were a total of 25,388,643 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1#	Separation Agreement, dated as of December 17, 2018 by and between Andrew Gengos and Synlogic, Inc.	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: May 9, 2019

SYNLOGIC, INC.

By:	/s/ Aoife Brennan
Aoife Brennan
President, Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)