Form 10-Q
period 2019-06-30
SYNLOGIC, INC.
filed 2019-08-08
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(617) 401-9975 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

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

As of August 1, 2019, there were 31,718,601 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the success of our research and development efforts;
•	the success of our collaboration and services arrangements with third parties;
•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;
•	the time and costs involved in obtaining regulatory approvals for our product candidates;
•	the progress, timing and costs involved in developing manufacturing processes and agreements with third-party manufacturers;
•	the rate of progress and cost of our commercialization activities;
•	the expenses we incur in marketing and selling our product candidates;
•	the revenue generated by sales of our product candidates;
•	the emergence of competing or complementary technological developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish;
•	the acquisition of businesses, products and technologies;
•	our need to implement additional infrastructure and internal systems;
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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$17,442	$11,252
Short-term marketable securities	111,570	111,477
Prepaid expenses	31,356	1,221
Other current assets	2,529	388
Total current assets	162,897	124,338
Long-term marketable securities	20,060	—
Property and equipment, net	13,847	14,841
Right of use asset - operating lease	16,980	—
Restricted cash	1,097	1,097
Other assets	64	64
Total assets	$214,945	$140,340
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,121	$2,421
Accrued expenses	3,688	4,993
Deferred revenue	2,080	268
Deferred rent	—	393
Lease liability - operating lease	2,129	—
Finance lease obligations	273	266
Total current liabilities	11,291	8,341
Long-term liabilities:
Deferred rent, net of current portion	—	7,691
Lease liability - operating lease, net of current portion	22,759	—
Finance lease obligations, net of current portion	72	210
Total long-term liabilities	22,831	7,901
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.001 par value
5,000,000 shares authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2019 and December 31, 2018. 31,719,719 and 25,401,479 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	32	25
Additional paid-in capital	325,778	243,903
Accumulated other comprehensive loss	68	(65)
Accumulated deficit	(145,055)	(119,765)
Total stockholders' equity	180,823	124,098
Total liabilities and stockholders' equity	$214,945	$140,340

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$350	$254	$688	$608
Operating expenses:
Research and development	9,703	10,872	20,087	19,233
General and administrative	3,742	4,734	7,393	8,363
Total operating expenses	13,445	15,606	27,480	27,596
Loss from operations	(13,095)	(15,352)	(26,792)	(26,988)
Other income (expense):
Interest and investment income	759	776	1,516	1,262
Interest expense	(5)	(12)	(12)	(26)
Other expense	(3)	(3)	(2)	(4)
Other income (expense), net	751	761	1,502	1,232
Net loss	$(12,344)	$(14,591)	$(25,290)	$(25,756)
Net loss per share attributable to common shareholders - basic and diluted	$(0.45)	$(0.59)	$(0.96)	$(1.14)
Weighted-average common shares used in computing net loss per share attributable to common shareholders - basic and diluted	27,242,514	24,803,379	26,284,262	22,503,802
Comprehensive loss:
Net loss	$(12,344)	$(14,591)	$(25,290)	$(25,756)
Net unrealized gains (losses) on marketable securities	29	36	133	(66)
Comprehensive loss	$(12,315)	$(14,555)	$(25,157)	$(25,822)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Other accumulated
	$0.001 par		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income	deficit	equity
	For the Three Months Ended June 30, 2019
Balance at March 31, 2019	25,388,643	$25	$244,857	$39	$(132,711)	$112,210
Proceeds from issuance of common stock, net of issuance costs	6,340,771	7	56,976	—	—	56,983
Proceeds from pre-funded common stock warrants, net of issuance costs	—	—	22,874	—	—	22,874
Cancellation of restricted stock	(9,695)	—	—	—	—	—
Equity-based compensation expense	—	—	1,071	—	—	1,071
Unrealized gain (loss) on securities	—	—	—	29	—	29
Net loss	—	—	—	—	(12,344)	(12,344)
Balance at June 30, 2019	31,719,719	$32	$325,778	$68	$(145,055)	$180,823
	For the Three Months Ended June 30, 2018
Balance at March 31, 2018	22,172,117	$22	$211,351	$(111)	$(82,495)	$128,767
Sale of common stock	3,280,000	3	28,911	—	—	28,914
Cancellation of restricted stock	(19,268)	—	—	—	—
Equity-based compensation expense	—	—	1,494	—	—	1,494
Unrealized gain (loss) on securities	—	—	—	36	—	36
Net loss	—	—	—	—	(14,591)	(14,591)
Balance at June 30, 2018	25,432,849	$25	$241,756	$(75)	$(97,086)	$144,620
	For the Six Months Ended June 30, 2019
Balance at December 31, 2018	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098
Proceeds from issuance of common stock, net of issuance costs	6,340,771	7	56,976	—	—	56,983
Proceeds from pre-funded common stock warrants, net of issuance costs	—	—	22,874	—	—	22,874
Cancellation of restricted stock	(22,531)	—	—	—	—	—
Equity-based compensation expense	—	—	2,025	—	—	2,025
Unrealized gain (loss) on securities	—	—	—	133	—	133
Net loss	—	—	—	—	(25,290)	(25,290)
Balance at June 30, 2019	31,719,719	$32	$325,778	$68	$(145,055)	$180,823
	For the Six Months Ended June 30, 2018
Balance at December 31, 2017	16,272,617	$16	$156,685	$(9)	$(71,654)	$85,038
Effect of adoption of ASU 2014-09 (ASC 606)	—	—	—	—	324	324
Sale of common stock	9,179,500	9	82,658	—	—	82,667
Cancellation of restricted stock	(19,268)	—	—	—	—	—
Equity-based compensation expense	—	—	2,413	—	—	2,413
Unrealized gain (loss) on securities	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(25,756)	(25,756)
Balance at June 30, 2018	25,432,849	$25	$241,756	$(75)	$(97,086)	$144,620

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(25,290)	$(25,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,920	1,192
Loss on disposal of property and equipment	—	2
Equity-based compensation expense	2,025	2,413
Accretion/amortization of investment securities	(883)	(531)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,275)	(545)
Accounts payable and accrued expenses	(273)	(1,266)
Deferred revenue	1,812	(608)
Operating lease liability and right of use asset	(740)	—
Deferred rent	—	1,095
Other assets	—	169
Net cash used in operating activities	(53,704)	(23,835)
Cash flows from investing activities:
Purchases of marketable securities	(108,633)	(114,980)
Proceeds from maturity of marketable securities	89,496	27,445
Purchases of property and equipment	(695)	(2,892)
Net cash used in investing activities	(19,832)	(90,427)
Cash flows from financing activities:
Payments on finance lease obligations	(131)	(217)
Proceeds from sale of common stock, net of issuance costs	56,983	82,666
Proceeds from sale of pre-funded warrants, net of issuance costs	22,874	—
Net cash provided by financing activities	79,726	82,449
Net increase (decrease) in cash, cash equivalents and restricted cash	6,190	(31,813)
Cash, cash equivalents and restricted cash at beginning of period	12,349	59,537
Cash, cash equivalents and restricted cash at end of period	$18,539	$27,724

Supplemental disclosure of non-cash investing activities:
Landlord funded allowance for tenant improvements	$—	$1,654
Property and equipment purchases included in accounts payable and accrued expenses	$(334)	$1,447
Assets acquired under operating lease obligation	$1,625	$—
Supplemental disclosure of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$100	$—
Purchase under finance lease	$—	$12
Cash paid for interest	$12	$25

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

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

Risks and Uncertainties

At June 30, 2019, the Company had approximately $129.0 million in cash, cash equivalents, and short-term marketable securities, $20.1 million of long-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $145.1 million. Since its inception through June 30, 2019, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In June 2019, the Company issued to Ginkgo Bioworks, Inc. (“Ginkgo”) 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s 2018 Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019 (the “2018 Annual Report”), have had no material changes during the three and six months ended June 30, 2019, other than our adoption of ASU 2016-02 and ASU 2018-07 (as defined below). The updated accounting policies and the impact of adoption are each discussed in the “Recently Adopted Accounting Pronouncements” section in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2018 and 2017 audited consolidated financial statements and notes included in the Company’s 2018 Annual Report. The December 31, 2018 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2019 and 2018.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period or future year or period.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The Company adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. The Company uses judgement to assess if an arrangement is a lease at contract inception. An arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights and the Company obtains control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset. Leases classified as operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations, in our consolidated balance sheet.

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

In June 2018, the FASB issued ASU 2018-07- Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.   Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value.  Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date.  The Company adopted the new guidance on January 1, 2019 which had an immaterial impact on its consolidated financial statements.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

At June 30, 2019 and December 31, 2018, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at June 30, 2019
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$5,454	$5,454	$—	$—
Commercial paper (included in short-term investments)	58,946	—	58,946	—
Corporate debt securities (included short-term investments)	52,624	—	52,624	—
Corporate debt securities (included in long-term investments)	20,060	—	20,060	—
Total	$137,084	$5,454	$131,630	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2018
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$265	$265	$—	$—
Commercial paper (included in short-term investments)	57,453	—	57,453	—
Corporate debt securities (included in short-term investments)	50,052	—	50,052	—
U.S. government agency securities and treasuries (included in short-term investments)	3,972	1,987	1,985	—
Total	$111,742	$2,252	$109,490	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities.  Finance lease obligations at June 30, 2019 and December 31, 2018 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$58,884	$63	$(1)	$58,946
Corporate debt securities	72,678	29	(23)	72,684
Total	$131,562	$92	$(24)	$131,630

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$53,549	$—	$(47)	$53,502
Corporate debt securities	54,022	4	(23)	54,003
U.S. government agency securities	3,971	1	—	3,972
Total	$111,542	$5	$(70)	$111,477

The contractual maturity of all securities held at June 30, 2019 was 17 months or less.  There were 12 and 37 investments in an unrealized loss position at June 30, 2019 and December 31, 2018, respectively, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at June 30, 2019 and December 31, 2018 was $46.3 million and $96.5 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at June 30, 2019.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Laboratory equipment	$7,384	$7,111
Computer and office equipment	829	781
Furniture and fixtures	413	413
Leasehold improvements	9,484	9,484
Construction in progress	79	39
	18,189	17,828
Less accumulated depreciation	(4,342)	(2,987)
	$13,847	$14,841

(6)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2019	2018
Payroll related	$1,632	$2,906
Professional fees	612	306
Research and development	1,327	1,585
Other	117	196
	$3,688	$4,993

(7)	Stockholders’ Equity

In June 2019, the Company issued to Ginkgo an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million.

The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance.

The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return.

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

As of June 30, 2019, there were 1,000,156 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

For a full description of the Company’s equity plans, refer to Note 12, Equity-based Compensation and Equity Incentive Plans in the Company’s 2018 Annual Report.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2019 under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term (in years)	(in thousands)
Outstanding at December 31, 2018	1,739,884	$11.92	9.0	$—
Granted	1,079,030	8.52
Exercised	—
Forfeited	(309,168)	12.85		21,784
Outstanding at June 30, 2019	2,509,746	10.34	9.0	$776,565

Vested or expected to vest at June 30, 2019	2,509,746	10.34	9.0	776,565

Exercisable at June 30, 2019	674,817	12.19	8.4	$28,837

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at June 30, 2019 and December 31, 2018.

As of June 30, 2019, there was $10.7 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.8 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Restricted Common Stock

The following table shows restricted stock activity during the six months ended June 30, 2019:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2018	118,679	$13.54
Granted	—	—
Vested	(33,229)	13.53
Forfeited	(22,531)	13.53
Unvested at June 30, 2019	62,919	$13.56

As of June 30, 2019, there was approximately $0.1 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.1 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Equity Compensation

The Company recorded total equity-based compensation expense of $1.1 million and $2.0 million during the three and six months ended June 30, 2019, respectively and $1.5 million and $2.4 million during the three and six months ended June 30, 2018, respectively.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$349	$352	$633	$729
General and administrative	722	$1,142	1,392	1,684
	$1,071	$1,494	$2,025	$2,413

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$1,047	$836	$1,973	$1,609
Restricted stock awards	24	658	52	804
	$1,071	$1,494	$2,025	$2,413

(9)	AbbVie Collaboration Agreement

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

In exchange for the exclusive option to acquire IBDCo, initial research and development services for drug discovery and pre-clinical development, and participation on the joint research committee (“JRC”), AbbVie agreed to pay IBDCo an upfront, non-refundable cash payment of $2.0 million, which IBDCo received in December 2015. AbbVie also agreed to pay IBDCo up to $16.5 million in milestone payments associated with specified research and pre-clinical events, which were determined to represent customer options for accounting purposes, as well as an option exercise fee upon the execution of their option to buy IBDCo and other royalty and milestone payments. The upfront cash payment and any payments for option fees and royalties are non-refundable, non-creditable and not subject to set-off.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

For the three months ended June 30, 2019 and 2018, the Company recognized revenue of $0.4 million and $0.3 million, respectively and for the six months ended June 30, 2019 and 2018, the Company recognized revenue of $0.7 million and $0.6 million, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue amounted to $2.1 million as of June 30, 2019, all of which is included in current liabilities.

(10)	Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock and outstanding stock options. In June 2019, the Company sold 6,340,771 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering (see Note 7). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

The Company computed basic and diluted net loss per share using the two-class method, which gives effect to the impact of outstanding participating securities. As the three and six months ended June 30, 2019 and 2018 resulted in net losses attributable to common stockholders, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted net loss per share because the preferred stockholders do not participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.

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

	As of June 30,
	2019	2018
Unvested restricted common stock awards	62,919	250,871
Outstanding options to purchase common stock	2,509,746	1,659,614

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(11)	Commitments and Contingencies

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

The Company may terminate the SOW on four months’ prior written notice at any time during the Term. In addition, either party may terminate the Master Services Agreement (including the SOW) due to a breach by the other party and failure to cure. The Company is reasonably certain not to exercise the termination option through June 30, 2021. Therefore, the Company used a term of May 1, 2019 through June 30, 2021 for purposes of the calculation of the ROU asset and lease liability.

The operating lease right-of-use assets and operating lease liabilities represent the Binney Street and Azzur leases. Finance leases are made up of laboratory and office equipment. Cash paid for amounts included in the present value of operating lease liabilities were $1.0 million and $1.7 million during the three and six months ended June 30, 2019, respectively, which is included in operating cash flows.

The components of lease cost for operating and finance leases were (in thousands):

	For the Three Months Ended	For the Six Months Ended
Operating leases	June 30, 2019
Operating lease cost	$830	$1,524
Variable lease cost	268	531
	1,098	2,055
Short-term lease cost	39	158
Finance leases
Depreciation on finance leases	47	94
Interest on finance leases	6	12
	53	106
Total lease cost	$1,190	$2,319

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The right-of-use asset for the operating leases is disclosed on the consolidated balance sheet. The right-of-use asset for finance leases are classified within property and equipment, net. The total right-of-use asset for finance leases is $0.9 million.

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at June 30, 2019 was:

	Operating Lease	Finance Leases
Weighted average discount rate	8.0%	5.9%
Weighted average remaining lease term (years)	8.7	1.3

The following table reconciles the undiscounted cash flows for the operating and finance leases at June 30, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

Maturity of lease liabilities	Operating Leases	Finance Leases
	(in thousands)
2019	$1,990	$143
2020	4,089	214
2021	3,802	2
2022	3,470	—
2023	3,574	—
Thereafter	18,067	—
Total lease payments	34,992	359
Less: imputed interest	10,104	14
Total lease liabilities	$24,888	$345
Current lease liabilities	2,129	273
Long-term lease liabilities	22,759	72

The aggregate future lease payments for operating and capital leases as of December 31, 2018 are as follows:

	Operating Lease	Capital Leases
	(in thousands)
2019	$3,175	$287
2020	3,270	214
2021	3,369	2
2022	3,470	—
2023	3,574	—
Thereafter	18,067	—
Total future minimum lease payments	$34,925	$503
Less amounts representing interest		27
Capital lease obligations at December 31, 2018		476
Less current portion of capital lease obligations		266
Capital lease obligations, net of current portion		$210

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(12)	Related Party Transactions

In June 2019, the Company issued to Ginkgo an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million.

The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. See Note 7 for further details of the transaction.

In 2017, the Company established a technology collaboration with Ginkgo, a privately held high-throughput synthetic biology company, to enable the discovery of new living medicines.  In June 2019 the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products.  Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment was recorded to prepaid expenses and will be amortized as the services are performed. Services have not commenced and therefore, the balance is unchanged as of June 30, 2019. Upon the expiration of such initial term and, if applicable, such additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

SYNB1618, our second program to enter clinical trials, is an oral therapy intended for the treatment of PKU, a rare metabolic disease in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the FDA. We initiated a Phase 1 / 2a clinical trial for SYNB1618 in April 2018 and announced top-line data from this study in September 2018 that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism in healthy volunteers. On July 15, 2019, we announced positive top-line clinical data from patient cohorts of the Phase 1/2a study of SYNB1618 indicating that a statistically significant increase in biomarkers of SYNB1618 activity was observed in SYNB1618-treated subjects but not in those treated with placebo. The full data set from the Phase 1/2a study will be discussed in an oral presentation at the upcoming annual symposium of the Society for the Study of Inborn Errors of Metabolism (SSIEM) to be held in Rotterdam, September 3-6, 2019.

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

We have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of inflammatory bowel disease (IBD) such as Crohn’s disease and ulcerative colitis. We have also established a technology collaboration with Ginkgo, a privately held high-throughput synthetic biology company, to enable the discovery of new living medicines.  In June 2019 we expanded our collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products.  Under the agreement we made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to us over an initial term of five years. Upon the expiration of such initial term and, if applicable, such additional period, any portion of our prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of June 2019, we have received approximately $320.3 million in proceeds to date as we financed our operations through approximately $110.7 million in aggregate net proceeds from the sale of Private Synlogic preferred stock and Synlogic, LLC preferred units, approximately $0.4 million in a convertible promissory note with one of our investors, which was converted into Private Synlogic preferred stock, approximately $6.0 million in payments received under the AbbVie Agreement, approximately $40.4 million from our merger with Mirna, net of transaction costs, approximately $82.7 million in total net proceeds from the sale of our common stock in our common stock offerings in January and April 2018, approximately $79.9 million in total net proceeds from the sale of our common stock and Pre-Funded Warrants in June 2019 and $0.2 million from exercises of stock options.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $12.3 million and $25.3 million for the three and six months ended June 30, 2019, respectively and $14.6 million and $25.8 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $145.1 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
SYNB1020	$940	$933	$1,978	$1,358
SYNB1618	1,427	2,111	2,324	3,196
SYNB1891	296	—	1,494	—
External pre-development candidate expenses and unallocated expenses*	791	1,812	1,474	3,296
Internal research and development expenses*	6,249	6,016	12,817	11,383
	$9,703	$10,872	$20,087	$19,233

*Lab supplies of $0.8 million and $1.5 million were reclassified from external pre-development candidate expenses and unallocated expenses to internal research and development expenses for the three and six months ended June 30, 2018. Lab supplies are classified as internal research and development expenses for the three and six months ended June 30, 2019.

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

Our critical accounting policies are described in our 2018 Annual Report. During the six months ended June 30, 2019, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	For the three months ended		Change
	June 30, 2019	June 30, 2018	$
	(in thousands)
Revenue	$350	$254	$96
Operating expenses:
Research and development	9,703	10,872	(1,169)
General and administrative	3,742	4,734	(992)
Total operating expenses	13,445	15,606	(2,161)
Loss from operations	(13,095)	(15,352)	2,257
Other income (expense):
Interest and investment income	759	776	(17)
Interest expense	(5)	(12)	7
Other expense	(3)	(3)	—
Other income (expense), net	751	761	(10)
Net loss	$(12,344)	$(14,591)	$2,247

Revenue

Revenue was $0.4 million for the three months ended June 30, 2019 as compared to $0.3 million for the three months ended June 30, 2018. The revenue for both periods is associated with the AbbVie collaboration. The increase in revenue was due to higher revenue recognition related to time and effort over the performance period for the three months ended June 30, 2019 as compared to June 30, 2018.

Operating Expenses

Research and Development Expense

Research and development expense was $9.7 million for the three months ended June 30, 2019 compared to $10.9 million in the corresponding period in 2018. The decrease in research and development expense was primarily due to a decrease of $1.1 million of clinical development costs for our SYNB1618 program, a decrease of $0.8 million of nonclinical development costs for our programs, a decrease of $0.3 million in compensation, benefits and other employee-related expenses and a decrease of $0.2 million of manufacturing costs for our SYNB1020 program. These decreases were partially offset by increases of $0.5 million of research and development support costs, an increase of $0.2 million in clinical development costs for our SYNB1020 program, an increase of $0.3 million of manufacturing costs for our SYNB1618 program, an increase of $0.1 million in clinical development costs for our SYNB1891 program and an increase of $0.1 million in professional services. Research and development support costs include increased lease cost and depreciation from our 301 Binney Street facility, which we occupied in February 2018.

General and Administrative Expense

General and administrative expense was $3.7 million for the three months ended June 30, 2019 compared to $4.7 million for the corresponding period in 2018. The decrease was primarily due to a decrease of $0.9 million in compensation, benefits and other employee-related expenses and a decrease of $0.2 million in one-time information technology (IT) expenses related to the move and build out of IT infrastructure at 301 Binney Street in 2018. These decreases were partially offset by an increase in professional services of $0.1 million.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2019 and for the corresponding period in 2018 was $0.8 million.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	For the six months ended		Change
	June 30, 2019	June 30, 2018	$
	(in thousands)
Revenue	$688	$608	$80
Operating expenses:
Research and development	20,087	19,233	854
General and administrative	7,393	8,363	(970)
Total operating expenses	27,480	27,596	(116)
Loss from operations	(26,792)	(26,988)	196
Other income (expense):
Interest and investment income	1,516	1,262	254
Interest expense	(12)	(26)	14
Other expense	(2)	(4)	2
Other income (expense), net	1,502	1,232	270
Net loss	$(25,290)	$(25,756)	$466

Revenue

Revenue was $0.7 million for the six months ended June 30, 2019 as compared to $0.6 million for the six months ended June 30, 2018. The revenue for both periods is associated with the AbbVie collaboration. The increase in revenue was due to higher revenue recognition related to time and effort over the performance period for the six months ended June 30, 2019 as compared to June 30, 2018.

Operating Expenses

Research and Development Expense

Research and development expense was $20.1 million for the six months ended June 30, 2019 as compared to $19.2 million for the corresponding period in 2018. The increase in research and development expense was primarily due to an increase of $0.4 million in compensation, benefits and other employee-related expenses associated with increased headcount, an increase of $1.1 million of research and development support costs, an increase of $0.6 million in clinical development costs for our SYNB1020 program, an increase of $0.3 million of manufacturing costs for our SYNB1891 program, an increase of $0.1 million in clinical development costs for our SYB1891 program and an increase of $0.1 million in nonclinical development costs for our programs. Research and development support costs include increased lease cost and depreciation from our 301 Binney Street facility, which we occupied in February 2018. These increases were partially offset by decreases of $0.3 million in manufacturing costs for our SYNB1618 program, and $1.2 million of clinical development costs for our SYNB1618 program and a decrease of $0.2 million in manufacturing costs for our SYNB1020 program.

General and Administrative Expense

General and administrative expense was $7.4 million for the six months ended June 30, 2019 as compared to $8.4 million for the corresponding period in 2018. The decrease was primarily due to a decrease of $0.6 million in compensation, benefits and other employee-related expenses and a decrease of $0.5 million in one-time information technology (IT) expenses related to the move and build out of IT infrastructure at 301 Binney Street in 2018. These decreases were partially offset by an increase of $0.1 million in professional services.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2019 was $1.5 million compared to $1.2 million for the corresponding period in 2018. The increase in other income (expense) was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of June 30, 2019, we had an accumulated deficit of approximately $145.1 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  In June 2019, we issued to Ginkgo 6,340,771 shares of our common stock at a purchase price per share of $9.00, and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of our common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. At June 30, 2019, we had $129.0 million in cash, cash equivalents, and short-term marketable securities and $20.1 million of long-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2019, our cash, cash equivalents and marketable securities balance increased approximately $26.3 million.  This increase was primarily due to the $79.9 million in net proceeds received from Ginkgo related to the issuance of common stock and Pre-Funded Warrants, combined with a decrease of $30.0 million paid to Ginkgo for prepaid foundry services (see Note 12) and a decrease due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our finance leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(53,704)	$(23,835)
Investing activities	(19,832)	(90,427)
Financing activities	79,726	82,449
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,190	$(31,813)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $53.7 million for the six months ended June 30, 2019.  The primary use of cash was our net loss of $25.3 million and a decrease in working capital of $31.5 million, primarily related to an increase in prepaid expenses and other current assets primarily as a result of a June 2019 services agreement with Gingko (See Note 12 of the unaudited consolidated financial statements), decreases in accounts payable and accrued expenses, and an increase in operating lease liability, offset by an increase in deferred revenue. Net loss was partially offset by $3.1 million of non-cash items primarily including depreciation and equity-based compensation.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $19.8 million and resulted primarily from the purchases of marketable securities of $108.6 million and purchases of property and equipment of $0.7 million. These uses were partially offset by the proceeds of maturity of marketable securities of $89.5 million.

Net cash used in investing activities for the six months ended June 30, 2018 was $90.4 million and resulted primarily from the purchases of securities of $115.0 million and the purchases of property and equipment of $2.9 million. These uses were partially offset by proceeds from the maturity of marketable securities of $27.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 totaled $79.7 million related to net proceeds of $79.9 million from the sale of our common stock and Pre-Funded Warrants in June 2019 offset by payments on our finance leases.

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

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of June 30, 2019, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Related Party Transactions

In June 2019, we issued to Ginkgo an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. We received net proceeds of approximately $79.9 million.

The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. See Note 7 of the unaudited consolidated financial statements for further details of the transaction.

In 2017, we established a technology collaboration with Ginkgo, a privately held high-throughput synthetic biology company, to enable the discovery of new living medicines.  In June 2019 we expanded our collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products.  Under the agreement we made a prepayment to Ginkgo of $30.0 million for its foundry services that would be provided to us over an initial term of five years. Upon the expiration of such initial term and, if applicable, such additional period, any portion of our prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $12.3 million and $25.3 million for the three and six months ended June 30, 2019 respectively and $14.6 million and $25.8 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $145.1 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We are currently party to agreements with AbbVie and Ginkgo. Biotechnology companies sometimes become dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of product candidates. If we elect to enter into collaborative arrangements or strategic alliances, these arrangements may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

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

In June 2019, we expanded our collaboration with Ginkgo and entered into an agreement for the research and development of engineered microbial therapeutic products.  Under the agreement we made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to us over an initial term of five years. Upon the expiration of such initial term and, if applicable, such additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. If Ginkgo ceases operations or otherwise experiences financial difficulties during the period of the agreement, the unused balance of the prepayment may be subject to risk of loss.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, Acer Therapeutics, Inc., Aeglea BioTherapeutics, Inc., Arcturus Therapeutics Inc., Ultragenyx Pharmaceutical Inc., Horizon Pharma plc, Kaleido Biosciences, Inc., Selecta Biosciences, Inc., Translate Bio, Inc. and Versantis AG have developed or are developing product candidates for the treatment of UCD; Bausch Health Companies Inc., Kaleido Biosciences, Inc., Mallinckrodt plc, Rebiotix, Inc./Ferring, Umecrine Cognition AB, Axcella Health, Versantis AG as well as other preclinical and discovery stage companies have developed or are each developing product candidates for the treatment of HE; and American Gene Technologies International Inc., BioMarin, Inc., Censa Pharmaceuticals, Inc., Nestlé Health Science/Codexis, Inc., Homology Medicines, Inc., MipSalus ApS, Moderna Therapeutics, , Sanofi, Agios Pharmaceuticals, Generation Bio and Rubius Therapeutics, Inc. have developed or are developing product candidates for the treatment of PKU. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Intrexon Corp. Further there are several companies working to develop other similar products. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.4 million at June 30, 2019 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with Synlogic.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of August 1, 2019, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 60.5% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of August 1, 2019, there were a total of 31,718,601 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

4.1	Pre-Funded Warrant		Form 8-K	June 12, 2019	001-37566

10.1	Subscription Agreement, dated as of June 11, 2019, by and between Synlogic, Inc. and Ginkgo Bioworks, Inc.		Form 8-K	June 12, 2019	001-37566

10.2†	Foundry Terms of Service Agreement, dated as of June 11, 2019, by and between Synlogic Operating Company, Inc., and Ginkgo Bioworks, Inc.	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

†

Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2019

SYNLOGIC, INC.

By:	/s/ Aoife Brennan
Aoife Brennan
President, Chief Executive Officer and Chief Medical Officer
(Principal Executive Officer)

By:	/s/ Todd Shegog
Todd Shegog
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)