Form 10-Q
period 2019-09-30
SYNLOGIC, INC.
filed 2019-11-12
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 32,290,814 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$27,458	$11,252
Short-term marketable securities	92,808	111,477
Prepaid expenses	10,531	1,221
Other current assets	522	388
Total current assets	131,319	124,338
Long-term marketable securities	18,396	—
Property and equipment, net	13,289	14,841
Right of use asset - operating lease	17,674	—
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	20,570	—
Other assets	64	64
Total assets	$202,409	$140,340
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,351	$2,421
Accrued expenses	4,028	4,993
Deferred revenue	1,775	268
Deferred rent	—	393
Lease liability - operating lease	1,925	—
Finance lease obligations	258	266
Total current liabilities	10,337	8,341
Long-term liabilities:
Deferred rent, net of current portion	—	7,691
Lease liability - operating lease, net of current portion	23,385	—
Finance lease obligations, net of current portion	20	210
Total long-term liabilities	23,405	7,901
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.001 par value
5,000,000 shares authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2019 and December 31, 2018. 32,290,814 and 25,401,479 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	33	25
Additional paid-in capital	326,860	243,903
Accumulated other comprehensive loss	114	(65)
Accumulated deficit	(158,340)	(119,765)
Total stockholders' equity	168,667	124,098
Total liabilities and stockholders' equity	$202,409	$140,340

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$305	$1,801	$993	$2,409
Operating expenses:
Research and development	10,564	9,934	30,651	29,167
General and administrative	3,879	3,401	11,272	11,764
Total operating expenses	14,443	13,335	41,923	40,931
Loss from operations	(14,138)	(11,534)	(40,930)	(38,522)
Other income (expense):
Interest and investment income	857	797	2,373	2,059
Interest expense	(5)	(10)	(17)	(36)
Other expense	1	(1)	(1)	(5)
Other income (expense), net	853	786	2,355	2,018
Net loss	$(13,285)	$(10,748)	$(38,575)	$(36,504)
Net loss per share attributable to common shareholders - basic and diluted	$(0.39)	$(0.43)	$(1.33)	$(1.56)
Weighted-average common shares used in computing net loss per share attributable to common shareholders - basic and diluted	34,213,096	25,208,117	28,956,280	23,415,242
Comprehensive loss:
Net loss	$(13,285)	$(10,748)	$(38,575)	$(36,504)
Net unrealized gains (losses) on marketable securities	46	28	179	(38)
Comprehensive loss	$(13,239)	$(10,720)	$(38,396)	$(36,542)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Other accumulated
	$0.001 par		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income	deficit	equity
	For the Three Months Ended September 30, 2019
Balance at June 30, 2019	31,719,719	$32	$325,778	$68	$(145,055)	$180,823
Issuance of restricted stock	585,600	1	(1)	—	—	—
Cancellation of restricted stock	(14,505)	—	—	—	—	—
Adjustment to accrued common stock issuance costs	—	—	14	—	—	14
Equity-based compensation expense	—	—	1,069	—	—	1,069
Unrealized gain (loss) on securities	—	—	—	46	—	46
Net loss	—	—	—	—	(13,285)	(13,285)
Balance at September 30, 2019	32,290,814	$33	$326,860	$114	$(158,340)	$168,667
	For the Three Months Ended September 30, 2018
Balance at June 30, 2018	25,432,849	$25	$241,756	$(75)	$(97,086)	$144,620
Exercise of options	9,393	—	103	—	—	103
Cancellation of restricted stock	(1,901)	—	—	—	—	—
Equity-based compensation expense	—	—	1,031	—	—	1,031
Unrealized gain (loss) on securities	—	—	—	28	—	28
Net loss	—	—	—	—	(10,748)	(10,748)
Balance at September 30, 2018	25,440,341	$25	$242,890	$(47)	$(107,834)	$135,034
	For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098
Issuance of restricted stock	585,600	1	(1)	—	—	—
Proceeds from issuance of common stock, net of issuance costs	6,340,771	7	56,990	—	—	56,997
Proceeds from pre-funded common stock warrants, net of issuance costs	—	—	22,874	—	—	22,874
Cancellation of restricted stock	(37,036)	—	—	—	—	—
Equity-based compensation expense	—	—	3,094	—	—	3,094
Unrealized gain (loss) on securities	—	—	—	179	—	179
Net loss	—	—	—	—	(38,575)	(38,575)
Balance at September 30, 2019	32,290,814	$33	$326,860	$114	$(158,340)	$168,667
	For the Nine Months Ended September 30, 2018
Balance at December 31, 2017	16,272,617	$16	$156,685	$(9)	$(71,654)	$85,038
Effect of adoption of ASU 2014-09 (ASC 606)	—	—	—	—	324	324
Sale of common stock	9,179,500	9	82,657	—	—	82,666
Exercise of options	9,393	—	103	—	—	103
Cancellation of restricted stock	(21,169)	—	—	—	—	—
Equity-based compensation expense	—	—	3,445	—	—	3,445
Unrealized gain (loss) on securities	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(36,504)	(36,504)
Balance at September 30, 2018	25,440,341	$25	$242,890	$(47)	$(107,834)	$135,034

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(38,575)	$(36,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,989	1,789
Loss on disposal of property and equipment	—	2
Equity-based compensation expense	3,094	3,445
Accretion/amortization of investment securities	(1,177)	(958)
Changes in operating assets and liabilities:
Accounts receivable	—	(2,000)
Prepaid expenses and other current assets	(9,444)	190
Accounts payable and accrued expenses	(670)	(592)
Deferred revenue	1,507	(410)
Operating lease liability and right of use asset	(1,407)	—
Deferred rent	—	1,364
Prepaid research and development, net of current portion	(20,571)	—
Other assets	—	167
Net cash used in operating activities	(64,254)	(33,507)
Cash flows from investing activities:
Purchases of marketable securities	(129,517)	(144,594)
Proceeds from maturity of marketable securities	131,146	58,730
Purchases of property and equipment	(842)	(4,254)
Net cash provided by (used in) investing activities	787	(90,118)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	103
Payments on finance lease obligations	(198)	(330)
Proceeds from sale of common stock, net of issuance costs	56,997	82,666
Proceeds from sale of pre-funded warrants, net of issuance costs	22,874	—
Net cash provided by financing activities	79,673	82,439
Net increase (decrease) in cash, cash equivalents and restricted cash	16,206	(41,186)
Cash, cash equivalents and restricted cash at beginning of period	12,349	59,537
Cash, cash equivalents and restricted cash at end of period	$28,555	$18,351

Supplemental disclosure of non-cash investing activities:
Landlord funded allowance for tenant improvements	$—	$1,654
Property and equipment purchases included in accounts payable and accrued expenses	$(365)	$976
Assets acquired under operating lease obligation	$2,714	$—
Supplemental disclosure of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$26	$—
Purchase under finance lease	$—	$12
Cash paid for interest	$17	$35

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (“Synlogic” or the “Company”), is a clinical-stage biopharmaceutical company focused on advancing its proprietary drug discovery and development platform to create Synthetic Biotic™ medicines which are designed using synthetic biology to genetically reprogram beneficial microbes to treat metabolic and inflammatory diseases and cancer. Synthetic Biotic medicines are generated by applying the principles and tools of synthetic biology to engineer beneficial microbes to perform or deliver critical therapeutic functions. As living medicines, Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and to respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways in patients, or by delivering combinations of therapeutic factors. Synlogic’s goal is to lead in the discovery and development of Synthetic Biotic therapies as living medicines capable of robust and precise pathway complementation and delivery of therapeutic benefit to patients. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

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

Risks and Uncertainties

At September 30, 2019, the Company had approximately $120.3 million in cash, cash equivalents, and short-term marketable securities, $18.4 million of long-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $158.3 million. Since its inception through September 30, 2019, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In June 2019, the Company issued to Ginkgo Bioworks, Inc. (“Ginkgo”), a privately held high-throughput synthetic biology company, 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s 2018 Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2019 (the “2018 Annual Report”), have had no material changes during the three and nine months ended September 30, 2019, other than our adoption of ASU 2016-02 (as defined below). The updated accounting policy and the impact of adoption are discussed in the “Recently Adopted Accounting Pronouncements” section in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2018 and 2017 audited consolidated financial statements and notes included in the Company’s 2018 Annual Report. The December 31, 2018 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2019 and 2018.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period or future year or period.

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

At September 30, 2019 and December 31, 2018, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at September 30, 2019
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$16,691	$16,691	$—	$—
Commercial paper (included in short-term investments)	36,205	—	36,205	—
Corporate debt securities (included short-term investments)	56,603	—	56,603	—
Corporate debt securities (included in long-term investments)	17,388	—	17,388	—
U.S. government agency securities and treasuries (included in long-term investments)	1,008	—	1,008	—
Total	$127,895	$16,691	$111,204	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	Fair Value Measurements at December 31, 2018
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$265	$265	$—	$—
Commercial paper (included in short-term investments)	57,453	—	57,453	—
Corporate debt securities (included in short-term investments)	50,052	—	50,052	—
U.S. government agency securities and treasuries (included in short-term investments)	3,972	1,987	1,985	—
Total	$111,742	$2,252	$109,490	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at September 30, 2019 and December 31, 2018 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$36,175	$30	$—	$36,205
Corporate debt securities	73,909	86	(4)	73,991
U.S. government agency securities	1,006	2	—	1,008
Total	$111,090	$118	$(4)	$111,204

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$53,549	$—	$(47)	$53,502
Corporate debt securities	54,022	4	(23)	54,003
U.S. government agency securities	3,971	1	—	3,972
Total	$111,542	$5	$(70)	$111,477

The contractual maturity of all securities held at September 30, 2019 was 17 months or less.  There were 4 and 37 investments in an unrealized loss position at September 30, 2019 and December 31, 2018, respectively, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at September 30, 2019 and December 31, 2018 was $9.5 million and $96.5 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at September 30, 2019.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2019	2018
Laboratory equipment	$7,467	$7,111
Computer and office equipment	840	781
Furniture and fixtures	413	413
Leasehold improvements	9,514	9,484
Construction in progress	72	39
	18,306	17,828
Less accumulated depreciation	(5,017)	(2,987)
	$13,289	$14,841

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Payroll related	$2,116	$2,906
Professional fees	427	306
Research and development	1,322	1,585
Other	163	196
	$4,028	$4,993

(7)	Stockholders’ Equity

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

As of September 30, 2019, there were 536,808 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

For a full description of the Company’s equity plans, refer to Note 12, Equity-based Compensation and Equity Incentive Plans in the Company’s 2018 Annual Report.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2019 under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term (in years)	(in thousands)
Outstanding at December 31, 2018	1,739,884	$11.92	9.0	$—
Granted	1,171,030	8.08
Exercised	—
Forfeited	(508,915)	11.76		25
Outstanding at September 30, 2019	2,401,999	10.08	8.8	$—

Vested or expected to vest at September 30, 2019	2,401,999	10.08	8.8	—

Exercisable at September 30, 2019	805,772	11.86	8.3	$—

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at September 30, 2019 and December 31, 2018.

As of September 30, 2019, there was $8.7 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.6 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Restricted Common Stock

The following table shows restricted stock activity during the nine months ended September 30, 2019:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2018	118,679	$13.54
Granted	585,600	2.49
Vested	(46,606)	13.53
Forfeited	(37,036)	13.53
Unvested at September 30, 2019	620,637	$3.12

As of September 30, 2019, there was approximately $1.5 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.5 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Equity Compensation

The Company recorded total equity-based compensation expense of $1.1 million and $3.1 million during the three and nine months ended September 30, 2019, respectively and $1.0 million and $3.4 million during the three and nine months ended September 30, 2018, respectively.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$353	$386	$986	$1,115
General and administrative	716	645	2,108	2,330
	$1,069	$1,031	$3,094	$3,445

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$1,026	$890	$2,999	$2,500
Restricted stock awards	43	141	95	945
	$1,069	$1,031	$3,094	$3,445

(9)	AbbVie Collaboration Agreement

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The research and development is performed by the Company over four phases of research defined in the research plan. The Company is eligible to receive payments from AbbVie upon the election to continue the research and development at the achievement of certain milestone events. The JRC will make a determination as to the continuation of the collaboration at the achievement of research and pre-clinical milestones, except for the final milestone, which AbbVie has the discretion to determine achievement without the approval of the JRC. If the parties make the determination to continue on with the AbbVie Agreement upon achievement of each milestone event, then AbbVie will pay the consideration associated with that milestone and the collaboration will continue through the remaining term of the option to purchase IBDCo, which was initially considered to be approximately 54 months. However, AbbVie has the right to terminate the contract at any time with 90 days’ notice.

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

On February 28, 2019, the JRC concluded that the remaining milestone of $2.5 million under the Second Amendment was achieved upon the achievement of specified research and pre-clinical events under the second phase of the research plan and the advancement to the third phase of the research plan. Revenue associated with performance obligations under the AbbVie Agreement is recognized as the research and development services are provided using an input method, according to the full-time equivalents incurred. The transfer of control occurs over time and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

For the three months ended September 30, 2019 and 2018, the Company recognized revenue of $0.3 million and $1.8 million, respectively and for the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $1.0 million and $2.4 million, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue amounted to $1.8 million as of September 30, 2019, all of which is included in current liabilities.

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

The Company computed basic and diluted net loss per share using the two-class method, which gives effect to the impact of outstanding participating securities. As the three and nine months ended September 30, 2019 and 2018 resulted in net losses attributable to common stockholders, there is no income allocation required under the two-class method or dilution attributed to weighted-average shares outstanding in the calculation of diluted net loss per share because the preferred stockholders do not participate in losses of the Company. Accordingly, for periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common stock are not assumed to have been issued if their effect is anti-dilutive.

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

	As of September 30,
	2019	2018
Unvested restricted common stock awards	620,637	203,063
Outstanding options to purchase common stock	2,401,999	1,654,656

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(11)	Commitments and Contingencies

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

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts. Annual rent is approximately $3.2 million. The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. Additionally, we have paid for a tenant improvement investment of approximately $1.6 million. The Company was determined to be the accounting owner and recorded tenant improvements as leasehold improvements which reduce the initial measurement of the ROU asset. In conjunction with the lease, we established a letter of credit of approximately $1.0 million. Variable payments based on our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. The Company has an option to extend the term by five years and an option to terminate the agreement if a similar agreement is executed with the landlord or an affiliate of the landlord. Neither option is reasonably certain of exercise and are excluded from the lease liability calculation.

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

The Company may terminate the SOW on four months’ prior written notice at any time during the Term. In addition, either party may terminate the Master Services Agreement (including the SOW) due to a breach by the other party and failure to cure. The Company is reasonably certain not to exercise the termination option through December 31, 2022. Therefore, the Company used a term of May 1, 2019 through December 31, 2022 for purposes of the calculation of the ROU asset and lease liability. The Company’s estimate of the termination date changed between the reporting periods for June 30, 2019 to September 2019 from June 30, 2021 to December 31, 2022, respectively. The change estimate increased the ROU asset and long-term lease liability by $1.1 million and $1.2 million, respectively, the current lease liability was decreased by $0.1 million.

The operating lease right-of-use assets and operating lease liabilities represent the Binney Street and Azzur leases. Finance leases are made up of laboratory and office equipment. Cash paid for amounts included in the present value of operating lease liabilities were $1.0 million and $2.7 million during the three and nine months ended September 30, 2019, respectively, which is included in operating cash flows.

The components of lease cost for operating and finance leases were (in thousands):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Operating leases	2019
Operating lease cost	$907	$2,437
Short-term lease cost	2	160
Variable lease cost	268	794
	1,177	3,391
Finance leases
Depreciation on finance leases	47	141
Interest on finance leases	5	17
	52	158
Total lease cost	$1,229	$3,549

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The right-of-use asset for the operating leases is disclosed on the consolidated balance sheet. The right-of-use asset for finance leases are classified within property and equipment, net. The total right-of-use asset for finance leases is $0.9 million.

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at September 30, 2019 was:

	Operating Lease	Finance Leases
Weighted average discount rate	8.0%	6.0%
Weighted average remaining lease term (years)	8.4	1.3

The following table reconciles the undiscounted cash flows for the operating and finance leases at September 30, 2019 to the operating and finance lease liabilities recorded on the balance sheet:

Maturity of lease liabilities	Operating Leases	Finance Leases
	(in thousands)
2019	$1,003	$72
2020	3,892	214
2021	4,236	2
2022	4,389	—
2023	3,574	—
Thereafter	18,067	—
Total lease payments	35,161	288
Less: imputed interest	9,851	10
Total lease liabilities	$25,310	$278
Current lease liabilities	1,925	258
Long-term lease liabilities	23,385	20

The aggregate future lease payments for operating and capital leases as of December 31, 2018 are as follows:

	Operating Lease	Finance Leases
	(in thousands)
2019	$3,175	$287
2020	3,270	214
2021	3,369	2
2022	3,470	—
2023	3,574	—
Thereafter	18,067	—
Total future minimum lease payments	$34,925	$503
Less amounts representing interest		27
Capital lease obligations at December 31, 2018		476
Less current portion of capital lease obligations		266
Capital lease obligations, net of current portion		$210

(12)	Related Party Transactions

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

In 2017, the Company established a technology collaboration with Ginkgo, to enable the discovery of new living medicines.  In June 2019 the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products.  Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At September 30, 2019, the Company had remaining balances of $9.2 million and $20.5 million of current and non-current pre-paid research and development related to this transaction. Upon the expiration of such initial term and, if applicable, such additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. For the three and nine months ended September 30, 2019, the Company used $0.3 million of the pre-paid research and development expenses.

(13)	Subsequent Event

On October 21, 2019, the Company appointed Gregg Beloff as Interim Chief Financial Officer, principal accounting officer and principal financial officer while it commenced a search for a successor to its prior Chief Financial Officer, Todd Shegog. Mr. Beloff is the co-founder and Managing Director of Danforth Advisors, LLC. Mr. Beloff has more than 20 years of experience in the life science industry, ranging from venture-backed start-ups to publicly traded companies. Mr. Beloff’s prior experience includes serving as CFO of several public and privately held companies, during which time he managed finance, accounting, corporate communications, human resources, IT, facilities, legal, IP, business development and manufacturing functions. He holds a BA from Middlebury College, JD from the University of Pittsburgh School of Law and an MBA from Carnegie Mellon University.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2018 and 2017 included in our 2018 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page [18] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

We believe that our Synthetic Biotic platform has potential to address both metabolic and immune-mediated diseases, including cancer and we are evaluating these medicines at different sites of action via different routes of administration, either orally or via injection. While we have designed and created a number of bacterial strains that could potentially be used therapeutically in a range of diseases, our initial focus has been on metabolic diseases that could potentially be treated following oral delivery of a living medicine to the gut. This includes metabolic diseases, which include rare genetic diseases as well as metabolic diseases caused by organ dysfunction.  When delivered orally, Synthetic Biotic medicines are designed to act from the gut to compensate for a dysfunctional metabolic pathway that results in the toxic accumulation of a metabolite with the intended consequence of reducing the systemic levels of the metabolite. We believe that success in our lead programs in rare metabolic diseases will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

SYNB1618, our lead program, is an oral therapy intended for the treatment of phenylketonuria (PKU), a rare metabolic disease in which the amino acid phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the FDA. We initiated a Phase 1 / 2a clinical trial of a liquid formulation of SYNB1618 in April 2018 and announced top-line data from this study in September 2018 that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism in healthy volunteers. On July 15, 2019, we announced positive top-line clinical data from patient cohorts of the Phase 1/2a study of the liquid formulation of SYNB1618 indicating that a statistically significant increase in biomarkers of SYNB1618 activity was observed in SYNB1618-treated subjects but not in those treated with placebo. We have initiated a bridging study in healthy volunteers to evaluate the activity and dosing of a solid oral formulation of SYNB1618 for use in subsequent studies and for potential commercial use. With supporting data from the bridging study, Synlogic expects to advance SYNB1618 into an efficacy study in patients in the first half of 2020.

We have developed a portfolio of immuno-oncology (IO) programs designed to deliver activities to modify the tumor microenvironment, activate the immune system and result in tumor reduction, and we envision that multiple engineered functions could be combined in one Synthetic Biotic medicine. These products could also be used in combination with other cancer therapies such as check-point inhibitors. In November 2018, we announced the selection of our first Synthetic Biotic clinical IO candidate, SYNB1891, an intratumorally administered Synthetic Biotic medicine designed to act as a dual innate activator of the immune system by stimulation via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the STING pathway. In August 2019 the FDA cleared an Investigational New Drug (IND) application for SYNB1819.  In 2019, we expect to initiate a clinical study of SYNB1891 as a monotherapy and in combination with atezolizumab (Tecentriq®) in patients with solid tumors and lymphoma.

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of SYNB1020 in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis. We will focus resources on advancement of SYNB1618, SYNB1891 and new early development programs.

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

We have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of inflammatory bowel disease (IBD) such as Crohn’s disease and ulcerative colitis. We have also established a technology collaboration with Ginkgo to enable the discovery of new living medicines.  In June 2019 we expanded our collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products.  Under the agreement we made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to us over an initial term of five years. Upon the expiration of such initial term and, if applicable, such additional period, any portion of our prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of September 30, 2019, we have received approximately $320.3 million in proceeds to date as we financed our operations through approximately $110.7 million in aggregate net proceeds from the sale of Private Synlogic preferred stock and Synlogic, LLC preferred units, approximately $0.4 million in a convertible promissory note with one of our investors, which was converted into Private Synlogic preferred stock, approximately $6.0 million in payments received under the AbbVie Agreement, approximately $40.4 million from our merger with Mirna, net of transaction costs, approximately $82.7 million in total net proceeds from the sale of our common stock in our common stock offerings in January and April 2018, approximately $79.9 million in total net proceeds from the sale of our common stock and Pre-Funded Warrants in June 2019 and $0.2 million from exercises of stock options.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $13.3 million and $38.6 million for the three and nine months ended September 30, 2019, respectively and $10.7 million and $36.5 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $158.3 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	complete preclinical studies, initiate and complete clinical trials for product candidates;
•	manufacture product candidates;
•	advance research and development related activities to expand our product pipeline;
•	seek regulatory approval for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, and management personnel;
•	expand our existing infrastructure and secure space in a facility to support continued growth in our research and development efforts; and
•	add operational and finance personnel to support product development efforts and to support operating as a public company.

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

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our SYNB1618 and SYNB1891 programs to increase as the programs progress through clinical trials and new programs progress toward IND and into development.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
SYNB1020	$498	$648	$2,476	$2,006
SYNB1618	2,343	2,016	4,667	5,212
SYNB1891	414	—	1,908	—
External pre-development candidate expenses and unallocated expenses*	1,005	1,095	2,479	4,391
Internal research and development expenses*	6,304	6,175	19,121	17,558
	$10,564	$9,934	$30,651	$29,167

*

Lab supplies of $1.5 million were reclassified from external pre-development candidate expenses and unallocated expenses to internal research and development expenses for the nine months ended September 30, 2018. Lab supplies are classified as internal research and development expenses for the three and nine months ended September 30, 2019 and three months ended September 30, 2018.

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

Our critical accounting policies are described in our 2018 Annual Report. During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	For the three months ended		Change
	September 30, 2019	September 30, 2018	$
	(in thousands)
Revenue	$305	$1,801	$(1,496)
Operating expenses:
Research and development	10,564	9,934	630
General and administrative	3,879	3,401	478
Total operating expenses	14,443	13,335	1,108
Loss from operations	(14,138)	(11,534)	(2,604)
Other income (expense):
Interest and investment income	857	797	60
Interest expense	(5)	(10)	5
Other expense	1	(1)	2
Other income (expense), net	853	786	67
Net loss	$(13,285)	$(10,748)	$(2,537)

Revenue

Revenue was $0.3 million for the three months ended September 30, 2019 as compared to $1.8 million for the three months ended September 30, 2018. The revenue for both periods is associated with the AbbVie collaboration. The decrease in revenue was primarily the result of a $2.0 million milestone earned upon the execution of the amendment to our AbbVie collaboration during the three months ended September 30, 2018, of which $1.8 million was recognized in revenue in the quarter ended September 30, 2018.

Operating Expenses

Research and Development Expense

Research and development expense was $10.6 million for the three months ended September 30, 2019 compared to $9.9 million in the corresponding period in 2018. The increase in research and development expense was primarily due to an increase of $0.9 million of clinical development costs for our SYNB1618 program, an increase of $0.1 million of nonclinical development costs for our programs, an increase of $0.4 million of research and development support costs, an increase of $0.3 million in clinical development costs for our SYNB1891 program and an increase of $0.1 million of manufacturing costs for our SYNB1020 program. These increases were partially offset by a decrease of $0.2 million in clinical development costs for our SYNB1020 program, a decrease of $0.8 million of manufacturing costs for our SYNB1618 program and a decrease of $0.2 million in compensation, benefits and other employee-related expenses. Research and development support costs include increased lease cost related to our lease with Azzur and depreciation from our 301 Binney Street facility, which we occupied in February 2018.

General and Administrative Expense

General and administrative expense was $3.9 million for the three months ended September 30, 2019 compared to $3.4 million for the corresponding period in 2018. The increase was primarily due to an increase of $0.1 million in compensation, benefits and other employee-related expenses and an increase of $0.4 million in professional services.

Other Income (Expense)

Other income (expense) was $0.9 million for the three months ended September 30, 2019 and for the corresponding period in 2018 was $0.8 million. The increase in other income (expense) was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	For the nine months ended		Change
	September 30, 2019	September 30, 2018	$
	(in thousands)
Revenue	$993	$2,409	$(1,416)
Operating expenses:
Research and development	30,651	29,167	1,484
General and administrative	11,272	11,764	(492)
Total operating expenses	41,923	40,931	992
Loss from operations	(40,930)	(38,522)	(2,408)
Other income (expense):
Interest and investment income	2,373	2,059	314
Interest expense	(17)	(36)	19
Other expense	(1)	(5)	4
Other income (expense), net	2,355	2,018	337
Net loss	$(38,575)	$(36,504)	$(2,071)

Revenue

Revenue was $1.0 million for the nine months ended September 30, 2019 as compared to $2.4 million for the nine months ended September 30, 2018. The revenue for both periods is associated with the AbbVie collaboration. The decrease in revenue was primarily the result of a $2.0 million milestone earned upon the execution of the amendment to our AbbVie collaboration during the nine months ended September 30, 2018, of which $1.8 million was recognized in revenue in the quarter ended September 30, 2018.

Operating Expenses

Research and Development Expense

Research and development expense was $30.7 million for the nine months ended September 30, 2019 as compared to $29.2 million for the corresponding period in 2018. The increase in research and development expense was primarily due to an increase of $0.2 million in compensation, benefits and other employee-related expenses associated with increased headcount, an increase of $1.4 million of research and development support costs, an increase of $0.4 million in clinical development costs for our SYNB1020 program, an increase of $0.3 million of manufacturing costs for our SYNB1891 program, an increase of $0.4 million in clinical development costs for our SYB1891 program and an increase of $0.2 million in nonclinical development costs for our programs. Research and development support costs include increased lease cost related to our lease with Azzur and depreciation from our 301 Binney Street facility, which we occupied in February 2018. These increases were partially offset by decreases of $1.1 million in manufacturing costs for our SYNB1618 program, a decrease of $0.1 million of clinical development costs for our SYNB1618 program, a decrease of $0.1 million in manufacturing costs for our SYNB1020 program and a decrease of $0.1 million in professional services.

General and Administrative Expense

General and administrative expense was $11.3 million for the nine months ended September 30, 2019 as compared to $11.8 million for the corresponding period in 2018. The decrease was primarily due to a decrease of $0.6 million in compensation, benefits and other employee-related expenses and a decrease of $0.6 million in research and development support costs. Research and development support costs include increased lease cost related to our lease with Azzur and depreciation from our 301 Binney Street facility, which we occupied in February 2018. These decreases were partially offset by an increase of $0.7 million in professional services.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2019 was $2.4 million compared to $2.0 million for the corresponding period in 2018. The increase in other income (expense) was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of September 30, 2019, we had an accumulated deficit of approximately $158.3 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  In June 2019, we issued to Ginkgo 6,340,771 shares of our common stock at a purchase price per share of $9.00, and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of our common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. At September 30, 2019, we had $120.3 million in cash, cash equivalents, and short-term marketable securities and $18.4 million of long-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2019, our cash, cash equivalents and marketable securities balance increased approximately $15.9 million.  This increase was primarily due to the $79.9 million in net proceeds received from Ginkgo related to the issuance of common stock and Pre-Funded Warrants, combined with a decrease of $30.0 million paid to Ginkgo for prepaid foundry services (see Note 12) and a decrease due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our finance leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(64,254)	$(33,507)
Investing activities	787	(90,118)
Financing activities	79,673	82,439
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,206	$(41,186)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $64.3 million for the nine months ended September 30, 2019.  The primary use of cash was our net loss of $38.6 million and a decrease in working capital of $30.6 million, primarily related to an increase in prepaid expenses and other current assets and other assets primarily as a result of our June 2019 services agreement with Gingko (See Note 12 of the unaudited consolidated financial statements), decreases in accounts payable and accrued expenses, and an increase in operating lease liability and right of use asset, offset by an increase in deferred revenue. Net loss was partially offset by $4.9 million of non-cash items primarily including depreciation and equity-based compensation.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was $0.8 million and resulted primarily from the purchases of marketable securities of $129.5 million and purchases of property and equipment of $0.8 million. These uses were partially offset by the proceeds of maturity of marketable securities of $131.1 million.

Net cash used in investing activities for the nine months ended September 30, 2018 was $90.1 million and resulted primarily from the purchases of securities of $144.6 million and the purchases of property and equipment of $4.3 million. These uses were partially offset by proceeds from the maturity of marketable securities of $58.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 totaled $79.7 million related to net proceeds of $79.9 million from the sale of our common stock and Pre-Funded Warrants in June 2019 offset by payments on our finance leases.

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

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of September 30, 2019, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Due to the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate precisely the amounts of capital outlays and operating expenditures necessary to complete the development of, and to obtain regulatory approval for, our product candidates. Our funding requirements will depend on many factors, including, but not limited to, the following:

•	the success of our research and development efforts;
•	the success of our collaboration and services agreements with third parties;
•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;
•	the time and costs involved in obtaining regulatory approvals for our product candidates;
•	the progress, timing and costs involved in developing manufacturing processes and agreements with third-party manufacturers;
•	the rate of progress and cost of our commercialization activities;
•	the expenses we incur in marketing and selling our product candidates;
•	the revenue generated by sales of our product candidates;
•	the emergence of competing or complementary technological developments;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish;

•	the acquisition of businesses, products and technologies;
•	our need to implement additional infrastructure and internal systems; and
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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $13.3 million and $38.6 million for the three and nine months ended September 30, 2019, respectively, and $10.7 million and $36.5 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of approximately $158.3 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In June 2017, we initiated a Phase 1 clinical trial with SYNB1020 in healthy volunteers. In April 2018, we announced that we dosed the first patient in our Phase 1b / 2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis. Based on the data obtained in this clinical trial, the SYNB1020 program was discontinued in August 2019. In April 2018 we dosed our first subject in a Phase 1 / 2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU, however all of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Clinical trials by their nature use a sample of the potential patient population. However, with a limited number of patients and limited duration of exposure, we cannot be fully assured that uncommon or severe side effects of our product candidates will be uncovered. Such side effects may only be uncovered with a significantly larger number of patients exposed to the drug. If such safety problems occur or are identified after a product candidate reaches the market, the FDA may require that we amend the labeling of the product or recall the product or may even withdraw approval for the product. Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, even if approved, and could significantly harm our business, results of operations, and prospects.

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

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis. As a result, we have become more dependent on the success of our SYNB1618 and SYNB1891 programs and new early development programs.

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

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials, or are likely to benefit from any product candidate that we may develop, which will require those potential patients to undergo a screening assay for the presence or absence of a particular genetic sequence or clinical trait. Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate there are approximately 16,500 patients that may be diagnosed with PKU in the United States. If we, or any third parties that we engage to assist us, are unable to successfully identify patients with these diseases, or experience delays in doing so, then we may not realize the full commercial potential of any product candidate we develop.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for FDA Fast-Track designation. We were awarded Fast-Track designation for SYNB1618 in April 2018. Fast-Track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast-Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast-Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast-Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, Censa Pharmaceuticals, Inc., Nestlé Health Science/Codexis, Inc., Homology Medicines, Inc., Rubius Therapeutics, BioMarin, Inc., American Gene Technologies International Inc., Moderna Therapeutics, Sanofi, Generation Bio, Inc., Agios, Inc. and Trucode Gene Repair, Inc. and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Intrexon Corp., Oragenics, Inc. and Azitra Inc. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our president and chief executive officer, chief medical officer, chief scientific officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of the products we develop.

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

Our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.4 million at September 30, 2019 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with Synlogic.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of November 5, 2019, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 59% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of November 5, 2019, there were a total of 32,290,814 shares of our common stock outstanding.

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

In addition, our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: November 12, 2019

SYNLOGIC, INC.

By:	/s/ Aoife Brennan
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Gregg beloff
Gregg Beloff
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)