Form 10-K
period 2019-12-31
SYNLOGIC, INC.
filed 2020-03-12
CIK 1527599

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37566

SYNLOGIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1824804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Binney St., Suite 402 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 401-9975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SYBX	The Nasdaq Capital Market

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second quarter, was $161.9 million, computed based on the closing price of $9.10 per share on June 30, 2019.

As of March 5, 2020 there were 32,250,814 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the success of our research and development efforts;
•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;
•	the time and costs involved in obtaining regulatory approvals for our product candidates;
•	the success of our collaborations with third parties;
•	the progress, timing and costs involved in developing manufacturing processes and in manufacturing products, as well as agreements with third-party manufacturers;
•	the rate of progress and cost of our commercialization activities;
•	the expenses we incur in marketing and selling our product candidates;
•	the revenue generated by sales of our product candidates;
•	the emergence of competing or complementary technological developments;
•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish;
•	the acquisition of businesses, products and technologies;
•	our need to implement additional infrastructure and internal systems;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on advancing our proprietary drug discovery and development platform to create Synthetic Biotic™ medicines. Our Synthetic Biotic medicines apply the principles and tools of synthetic biology to engineer beneficial therapeutic characteristics into microbes, transforming them into efficient and targeted biologic engines. We believe that many patients with serious diseases are underserved today based on the limitations of conventional therapeutic approaches, such as small or large molecules. Synthetic Biotic medicines have the potential to address unmet medical need by performing therapeutic mechanisms not achievable by other drug modalities. Synthetic Biotic medicines are designed to be programmed to metabolize, or consume, a toxic substance, compensate for damaged metabolic pathways in patients, or produce one or more therapeutic factors. Our platform has generated a portfolio of Synthetic Biotic medicines designed to impact both genetic and acquired metabolic diseases, as well as oncology and inflammatory disorders. In a clinical trial with our lead program SYNB1618, we have demonstrated consumption of a phenylalanine (Phe), an amino acid that accumulates in a rare metabolic disorder known as phenylketonuria (PKU), and are expanding our pipeline based on learnings from this program.

We believe we have the core competencies in synthetic biology and manufacturing, as well as translational medicine, regulatory experience and clinical development to successfully discover and develop our Synthetic Biotic medicines. In June 2019, we announced an expanded collaboration with Ginkgo Bioworks (Ginkgo) to complement our in-house expertise in strain design and development. Ginkgo uses software and automation to program and optimize microbial strains at a large scale. Ginkgo’s technology provides us with a synthetic biology-based cell programming platform for testing thousands of microbial strains to accelerate progression of early preclinical leads to drug candidates optimized for clinical development.

While we believe that our Synthetic Biotic platform has potential to address a broad range of diseases, our initial internal pipeline focus is on rare metabolic diseases. We will consider leveraging partnerships to advance programs for other diseases including oncology and inflammatory disorders. Our most advanced programs target rare metabolic diseases that could potentially be treated by oral delivery of Synthetic Biotic medicines. These includes conditions caused by a genetic mutation characterized by a dysfunctional metabolic pathway including PKU and maple syrup urine disease (MSUD), as well as acquired metabolic diseases caused by organ dysfunction, such as enteric hyperoxaluria. When delivered orally, Synthetic Biotic medicines are designed to function in the gut to consume a disease-causing toxic metabolite with the intended consequence of reducing its systemic levels. We believe that success in our metabolic disease programs will enable us to demonstrate the potential of our Synthetic Biotic medicines while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Our most advanced product candidate for the treatment of metabolic dysfunction is SYNB1618, an oral therapy intended for the treatment of PKU, a rare metabolic disease in which Phe accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the FDA. We initiated a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 in April 2018 and announced top-line data from healthy volunteers evaluated in this study in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. We have also evaluated a new lyophilized formulation of SYNB1618 in a bridging study in healthy volunteers. The study of this more patient- and commercialization-appropriate presentation of SYNB1618 demonstrated improved tolerability over the early liquid formulation. We expect to initiate a Phase 2 clinical trial of the lyophilized formulation in patients with PKU in the first half of 2020 to evaluate its potential for blood Phe-lowering and to validate our pharmacodynamic and pre-clinical modeling.

The strain design and engineering, translational research, clinical and regulatory planning and scalable manufacturing of our PKU program has informed development of future clinical candidates. We are also developing pre-clinical product candidates to address other metabolic conditions including enteric hyperoxaluria and maple syrup urine disease (MSUD). Enteric hyperoxaluria is a form of secondary hyperoxaluria caused by increased absorption of oxalate as a result of certain intestinal diseases, including Crohn's disease and short bowel syndrome or as a result of surgical procedures such as bariatric weight-loss surgery. The disorder can lead to a range of conditions of increasing severity from urinary tract infections to recurrent kidney stones and renal failure. MSUD is an inherited, rare metabolic disease characterized by a deficiency of enzymes required to break down certain amino acids. The most common and severe form of the disease is the classic type, which becomes apparent soon after birth and, if left untreated, can lead to seizures, coma, and death. Variant forms of the disorder become apparent later in infancy or childhood and are typically milder, but also lead to delayed development and other health problems if not treated.

In August 2019, we announced that we were discontinuing the development of SYNB1020, an early stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis.

We have also developed a portfolio of Synthetic Biotic medicines to treat certain cancers which are designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. We envision that multiple engineered functions could be combined in one Synthetic Biotic medicine. These Synthetic Biotic medicines could also be used in combination with other cancer therapies such as check-point inhibitors. Our first Synthetic Biotic clinical immuno-oncology (IO) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. SYNB1891 has been designed to activate the immune response in tumors via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the Stimulator of Interferon Genes, also referred to as the STING pathway. In January 2020, we announced that we had treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy and we expect to have data from this arm of the study in 2020.  Once an MTD is identified, we will evaluate treatment of patients with a combination of SYNB1891 and the checkpoint inhibitor atezolizumab (Tecentriq®), provided through a supply agreement with Roche.

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases. To achieve this goal, we collaborate with key disease experts who have developed robust models of relevant diseases and to inform our translational medicine strategy. These collaborators bring complementary expertise in preclinical development, clinical development and commercialization. Inflammatory bowel disease (IBD) is an attractive target for our technology as Synthetic Biotic medicines can be designed to locally deliver combinations of complementary therapeutics to potentially address the unmet medical need for maintenance of disease remissions. We have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of types of IBD, including Crohn’s disease and ulcerative colitis.  We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

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

As we advance our lead programs, we continue to learn and improve our Synthetic Biotic platform, which will inform all future portfolio programs. Consequently, we believe we have a robust engine for building a sustainable pipeline of novel, Synthetic Biotic medicines across a range of diseases. Through the strength of our internal team and network of partners, we believe we can deliver on the promise of Synthetic Biotic medicines to improve the lives of patients with significant unmet medical needs.

Our Strategy

Our mission is to address patients’ dynamic therapeutic needs by developing Synthetic Biotic medicines that sense and respond to disease. In this way, we discover and develop Synthetic Biotic medicines that are designed to transform the lives of patients for whom conventional treatment approaches are either not available or have limited efficacy and safety. To achieve our goal, we are pursuing the following key strategies:

Advance an internal portfolio of Synthetic Biotic medicines that consume toxic metabolites in order to treat rare metabolic diseases that can be accessed from the gut

Advance Clinical Development of SYNB1618 for PKU. In September 2019, we presented data from a Phase 1/2a clinical trial that demonstrated that an early liquid formulation of SYNB1618 was safe in healthy volunteers and patients with PKU and achieved proof-of-mechanism demonstrating that SYNB1618 is consuming Phe in the GI tract. In the second half of 2019, we initiated a bridging study in healthy volunteers to evaluate a new solid lyophilized formulation which provides a more commercially appropriate presentation of SYNB1618. The bridging study demonstrated improved tolerability of the lyophilized SYNB1618 over the early liquid formulation and enabled us to determine an MTD to take forward to test in patients.  In the first half of 2020, we expect to initiate a Phase 2 clinical trial of the solid formulation in patients with PKU to evaluate its potential for blood Phe-lowering and to validate our pharmacodynamic and pre-clinical modeling.

Advance additional early stage metabolic programs in our preclinical pipeline. We plan to continue to leverage our expertise from our lead program in PKU to accelerate development of Synthetic Biotic programs for the potential treatment of GI disorders and other rare metabolic diseases with high unmet needs, including enteric hyperoxaluria and MSUD.  We are advancing these programs through pre-clinical studies with the goal of moving into IND-enabling studies as appropriate.

Expand the breadth of our platform with partnerships and programs for partnership

Advance Clinical Development of our First IO program, SYNB1891. We initiated a Phase 1 clinical trial of our first IO program, SYNB1891, in patients with advanced solid tumors and lymphoma and in January 2020 announced that we had treated the first subject. The first arm of the study is designed to evaluate SYNB1891 as a monotherapy and to establish an MTD which will inform dosing in the second arm in which SYNB1891 will be evaluated in combination with atezolizumab. We expect to have data from the monotherapy arm of the study in 2020.

Maximize the Value of the Synthetic Biotic Platform by Leveraging Strategic Collaborations. Our current partnership with AbbVie is focused on the discovery and development of Synthetic Biotic medicines for the treatment of IBD, and in March 2019 we received a milestone payment for this program. We expect to continue to explore strategic partnerships that would leverage the complementary capabilities of our partners to develop Synthetic Biotic medicines and maximize the value of our Synthetic Biotic platform.

Expand our Synthetic Biotic platform capabilities including expertise in synthetic biology, microbial and disease biology, process development and manufacturing, clinical and regulatory development

Support Clinical Pipeline Progress with Expanded Manufacturing and Formulation Capability. We have established internal manufacturing capabilities to produce both liquid and solid formulations of clinical trial material for mid-stage studies of our rare metabolic disease and IO programs, through entry into an agreement to lease good manufacturing practice (GMP) clean-room space in Waltham, Massachusetts. The clean-room facility provides an affordable and flexible option that maximizes control over our processes and timelines enabling us to move efficiently through clinical development to bring our Synthetic Biotic medicines to patients. We continue to evaluate additional formulation and presentation options for later stage clinical studies and eventual commercialization of our Synthetic Biotic medicines.

Enhance our Synthetic Biotic Platform Capabilities to Expand our Pipeline of Synthetic Biotic Medicines. As a leader in the development of engineered non-pathogenic bacteria for therapeutic use, we intend to advance the field of Synthetic Biotic medicines by continuing to innovate and broaden the potential of our platform to deliver clinically meaningful benefits for patients. We intend to build on our expertise in design, optimization and manufacturing to further develop the Synthetic Biotic platform as a reproducible and scalable engine for generating a pipeline of innovative product candidates that address a broad range of diseases. We established a technology collaboration with Ginkgo Bioworks, a privately held high-throughput synthetic biology company, to enable the rapid optimization of Synthetic Biotic candidates. We will collaborate with other groups as appropriate to further develop our platform capabilities.

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

Our Focus: Synthetic Biotic Medicines

Our novel, proprietary Synthetic Biotic discovery and development platform combines synthetic biology and metabolic engineering to re-design the genetic circuitry of beneficial non-pathogenic microbes. Synthetic Biotic medicines are designed to perform metabolic transformations to compensate for missing or defective pathways in a patient or to produce therapeutically beneficial molecules. Synthetic Biotic medicines have unique advantages as potential therapeutics. Engineered microbes can be programmed to carry out functions that cannot be performed by conventional drug treatments, such as small molecules or antibodies. In contrast to conventional therapeutics that largely engage a single target and address one molecular dysfunction, Synthetic Biotic medicines can be designed to dynamically sense diseased environments and respond with a programmed and combinatorial effect compensating for the dysfunction of entire processes or pathways missing in disease. Moreover, a Synthetic Biotic medicine can also function catalytically, since a single living cell can carry out multiple cycles of the intended therapeutic activity during its time in the patient.

Leveraging Synthetic Biology and Metabolic Engineering of Non-Pathogenic Bacteria to Produce Synthetic Biotic Medicines

Non-Pathogenic Bacteria. Bacteria have been isolated from the human microbiota and widely used as supplements (probiotics) that are believed to provide health benefits. Bacteria have evolved over millions of years to adapt, survive, and actively metabolize to consume or produce metabolites in the human body. They are also amenable to genetic manipulation. To confer a therapeutic effect, we use basic biological properties of bacteria and tools of synthetic biology to develop Synthetic Biotic medicines from non-pathogenic microbes, focusing initially on a single strain of bacteria E. coli Nissle.

Using Synthetic Biology to Generate Synthetic Biotic Medicines. Our scientists genetically engineer this non-pathogenic bacterium with “wiring” or biological circuits to direct cellular biological processes in a manner analogous to designing electrical circuits. The critical parts of an engineered Synthetic Biotic medicine include (1) the “chassis,” or non-pathogenic bacterium, (2) the effector module, which is a gene or pathway encoding the core biological activity that provides the therapeutic function, and (3) tunable switches to precisely determine the circumstances under which the effector module will be active, as well as the potency, performance and output of the effectors themselves. We aim to precisely and appropriately control the amount, location and activity of our Synthetic Biotic medicines to address specific diseases.

Schematic of the Synthetic Biotic Platform Components: Chassis, Effector Module, Switch

(1) The Chassis: Our Synthetic Biotic platform starts with a well-characterized bacteria used as probiotic to serve as the chassis upon which we build our living medicines. Our initial programs use E. coli Nissle, which is one of many non-pathogenic strains isolated from the human microbiota. E. coli Nissle is non-colonizing in the GI and has been used as a probiotic bacterial supplement for many years to promote gut health.  Clinical studies have demonstrated that E.coli Nissle is rapidly cleared from most individuals with no significant safety issues (Clin. Transl. Sci. (2017) 00, 1—8). We also observed similar rates of clearance from subjects in our recent Phase 1 clinical trial of SYNB1020 in healthy volunteers (Sci. Transl. Med. 2019: Vol. 11, Issue 475, eaau7975). We believe E. coli Nissle’s widespread use as a probiotic is evidence of its utility as a safe background chassis to apply synthetic biology to confer a therapeutic benefit.  There are a number of additional features of E.coli Nissle organism that makes it an attractive chassis for our platform:

•

E. coli Nissle’s genetic and metabolic machinery are well understood and provide a robust cellular context into which genetic information can be introduced with high efficiency and little or no damage to the fitness of the bacterium.

•

The advanced nature of the synthetic biology toolkit available for E. coli Nissle enables rapid iterative design, assembly, and testing of prototype product candidates and remains unique among other bacterial and cellular engineering approaches.

•	E.coli is relatively easy to manufacture at large scale compared to other bacteria.
•	As a Gram-negative bacterium, with a protective outer wall, E.coli Nissle survives well in the human GI tract.

(2) Building the Effector Module or Circuit: Synthetic Biotic medicines have the advantage that they can be designed with multiple pathway components. We have developed proprietary integration systems to direct stable insertion of multiple genetic circuits and pathways into optimal chromosomal locations, or “landing pads,” of E. coli Nissle. This enables efficient and stable expression of multiple genes encoding enzymes and other proteins. These activities may be further improved for therapeutic effect when combined or when under the control of tunable switches that determine when the mechanisms should be activated. Our Synthetic Biotic platform allows us to engineer two types of mechanistic activities into our Synthetic Biotic medicines: 1) we can engineer living medicines capable of metabolic transformations that can substitute or compensate for missing or defective pathways in a patient, and 2) we can engineer living medicines to produce therapeutically beneficial molecules. We have leveraged proprietary tools, know-how and intellectual property to build multiple Synthetic Biotic lead strains that produce therapeutically relevant effects in pre-clinical experiments. Progression of these strains as product candidates in diseases with high unmet need is based on prioritizing those with feasible drug development paths in terms of availability of informative animal models and existence of biomarkers to guide efficient clinical development.

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

Advantages of Our Synthetic Biotic Drug Development Platform and Synthetic Biotic Living Medicines

We believe our platform has the potential to provide safe and effective therapies for patients given several attributes of our Synthetic Biotic approach:

Synthetic Biotic Medicines Have Potential to Address Unmet Need with Mechanisms Not Possible with Other Modalities

•

Consuming Toxins: Unlike other therapeutic approaches, Synthetic Biotic medicines can be programmed with a unique mechanistic activity. In our initial internal metabolic programs we are engineering Synthetic Biotic medicines with entire pathways designed to degrade or “consume” toxic metabolites. We believe using a consumption pathway is advantageous compared to gene, RNA or enzyme replacement therapies that are limited to targeting a single gene or protein defect and may require several unique drug products to address genetically heterogeneous patient populations. By compensating with an entire pathway delivered in probiotic bacteria Synthetic Biotic medicines may provide a safe, therapeutic solution to broader disease populations as a single engineered therapeutic. Our SYNB1618 program was designed to consume Phe and was shown to be active in PKU patients. The experience and lessons learned from this program are being applied to our additional preclinical programs.

•

Production of Therapeutic Molecules: Synthetic Biotic medicines can also be programmed to produce beneficial molecules. SYNB1891, our first oncology candidate is engineered to produce a beneficial molecule that has the potential to shift the tumor microenvironment of the immune system towards anti-tumor activity.

•

Combinations of Mechanisms: Currently many complex diseases such as inflammatory and autoimmune indications and cancer require that patients are treated systemically with a combination of therapeutic agents such as cytokines, antibody and protein therapies, often resulting in poor tolerability, multiple adverse events and increased cost of therapy. Our approach is to leverage the adaptability of E. coli Nissle to enable the combination of multiple activities into one therapy, which therefore could have greater efficacy while avoiding the toxic negative impact of multiple systemic therapies. We believe that the potential to program the control of expression of one or more proteins represents a unique approach to targeted therapy. One example of a combination of effectors is SYNB1618, which has been engineered to express two enzymes, phenylalanine ammonia lyase (PAL) and L-amino acid deaminase (LAAD) for the consumption of Phe. We have also developed approaches to enhance the secretion of protein effectors to the extracellular environment. In oncology, our programs are being designed to produce effectors to promote immune system activity against a tumor. These activities may further be combined with mechanisms that target tumor metabolism. By incorporating multiple actions, Synthetic Biotic medicines have the potential to address multifactorial disease biology while reducing development costs associated with combining systemic therapies.

Synthetic Biotic Medicines Have Potential to Tune Efficacy in the Context of Disease

A key feature of our Synthetic Biotic platform is the ability to regulate the timing and amount of therapeutic effector produced via a suite of switches that can be controlled by different stimuli such as oxygen concentration, inflammatory compounds or small molecules. Thus, Synthetic Biotic therapies may be designed such that they can sense and respond to disease symptoms; they can be activated to produce the desired effect in a particular disease environment, such as sites of inflammation. For example, in the case of inflammatory conditions, Synthetic Biotic medicines may be programmed to detect inflammation and respond with the production and secretion of one or more anti-inflammatory molecules. This tuning has the potential to increase the therapeutic window by increasing the margin between the level of medicine needed for efficacy relative to the risk of systemic toxic side effects. Our vision is for Synthetic Biotic medicines to be able to sense and respond to the disease context to provide the right therapy at the right time and site.

Synthetic Biotic Medicines Provide Local Therapeutic Delivery to Reduce Safety Risk

We believe that when delivered locally, Synthetic Biotic medicines have the potential to avoid the risks of dose-limiting side effects often associated with systemic therapies, especially when combinations of systemic therapies are required. Our Synthetic Biotic programs for metabolic diseases are designed to be dosed orally, and act locally while transiting through the gut and, as a consequence, decrease toxic metabolite levels in the blood, thereby providing a systemic therapeutic benefit to the patient. This approach is well suited to regulate the amount of a metabolic byproduct in a patient’s body, particularly when there is unconstrained metabolite flux between the systemic circulation and the gut. Given the potential for chronic oral dosing, Synthetic Biotic medicines may have benefits in terms of dose prediction and reversibility of activity.

Synthetic Biotic Medicines are Rationally Designed to Achieve Predictable Drug-like Properties

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

Manufacturing efforts have demonstrated reproducibility, yield and stability during small, medium and Phase 1 clinical-scale campaigns where we have developed and executed processes to manufacture 3,000 to 5,000 doses of active drug. In December 2018, we entered into an agreement to lease GMP clean-room space from the Azzur Group, LLC. The agreement has expanded our manufacturing capabilities to enable in-house manufacturing of liquid and solid formulations for mid-stage clinical trials of our orally administered and intratumorally administered Synthetic Biotic medicines.

Our Product Pipeline

Approach to Selection of Therapeutic Area

We believe that our Synthetic Biotic platform has potential to address both metabolic and immune-mediated diseases and we are evaluating these medicines at different sites of action via different routes of administration, either orally or via injection. Our decision to focus initially on metabolic disease is based on the potential of the Synthetic Biotic platform to uniquely address conditions in which there is: (1) unmet medical need with (2) well understood biology that is (3) based on an imbalance of a metabolite that can be consumed by our strains and (4) where that metabolite is available within or originates from the gut lumen. Additional considerations include the availability of animal models, relevant biomarkers and feasible clinical development paths. Our initial clinical and pre-clinical programs have been focused on certain rare inherited or acquired metabolic diseases that share these characteristics. When delivered orally, our Synthetic Biotic medicines are designed to act from the gut to compensate for the dysfunctional metabolic pathway with the intended consequence of reducing systemic levels of the toxic metabolites. We believe that clinical success in these programs will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction, while bringing meaningful change to lives of patients suffering from these debilitating conditions. Our lead therapeutic program for metabolic disease is SYNB1618 being developed for the treatment of PKU. Our early-stage metabolic pipeline includes preclinical-stage product candidates for rare metabolic and GI tract diseases, including MSUD and enteric hyperoxaluria.

We are leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat additional diseases, including metabolic diseases, inflammation and cancer. We have a clinical stage program in oncology that capitalizes on the natural immunostimulatory characteristic of our bacterial chassis, and we have used a rational approach to engineer the bacterium to produce specific effectors to stimulate the innate and adaptive arms of the immune system. We have generated other strains that have been engineered to produce effectors designed to alter the tumor microenvironment potentially enabling us to select combinations of relevant mechanisms and treatments to address specific tumor types.

Our Initial Programs: Overview of Metabolic Diseases

There are a number of metabolic diseases characterized by a dysfunctional metabolic pathway that causes a toxic accumulation of a metabolite which results in deleterious health consequences. In a subset of these diseases, the toxic metabolite originates in the gut or is available in the gut. Our Synthetic Biotic medicines can be engineered to consume such metabolites with the intended consequence of reducing systemic levels for therapeutic benefit. Although in some cases diet modification can be beneficial, high unmet medical need remains as there are few current therapeutic treatments for these diseases.

Rare Metabolic Diseases

Patients with rare metabolic diseases lack certain enzymes that are responsible for metabolizing commonly occurring byproducts of digestion. The absence of these enzymes is caused by either a genetic mutation characterized by a dysfunctional metabolic pathway including PKU and MSUD or organ dysfunction, such as enteric hyperoxaluria. In patients with such diseases, byproducts can accumulate to toxic levels in the gut and systemically throughout the body to cause serious health consequences, including irreversible neurological dysfunction.

While there are hundreds of conditions that fall into this class, individual disorders are considered orphan diseases, with each disease affecting fewer than 200,000 patients in the United States and fewer than five per 10,000 people in the European Union. This includes amino acid metabolism disorders such as PKU and MSUD.

SYNB1618 for PKU

PKU is an inherited metabolic disease caused by a genetic defect in the gene phenylalanine hydroxylase (PAH) leading to Phe accumulation in the blood and brain, where it is neurotoxic and can lead to neurological deficits and even death. Current disease management of PKU involves dietary protein restriction with the consumption of phenylalanine-free protein supplements. There are currently two approved medications for treatment of PKU:

•

Kuvan® (sapropterin dihydrochloride), an oral medication that is indicated for a subgroup of patients who have some residual PAH activity and does not eliminate the need for ongoing dietary management.

•	PalynziqTM (pegvaliase-pqpz), an injectable, pegylated, bacterial enzyme (phenylalanine ammonia-lyase or PAL) that metabolizes Phe and that is indicated for treatment of adult patients.

Despite recommendations supporting life-long control of Phe levels, compliance is challenging due to the highly restrictive nature of the diet, putting patients at risk for cognitive and psychiatric disease and supporting the need for novel treatment approaches.

Our Synthetic Biotic platform is well-suited to complement the missing enzyme function in PKU patients by providing alternative metabolic pathways to consume Phe. SYNB1618 is designed to remove excess Phe from the blood by transforming it into non-toxic metabolites. The FDA granted SYNB1618 orphan drug designation for PKU in October 2017 and Fast Track designation in April 2018.

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

Based on the success of newborn screening efforts that began in developed countries in the 1960s, it is believed that nearly all PKU patients under the age of 40 have been diagnosed at birth. The National PKU Alliance estimates that in the United States there are currently 16,500 people living with PKU and it is estimated that there are 50,000 patients worldwide.

Currently, management of PKU requires a heavily modified diet that restricts protein intake, combined with essential amino acid and vitamin supplementation. Special medical foods, including phenylalanine-free protein formula, provide patients with dietary protein and fulfill other nutrient needs. However, it is challenging for most PKU patients to adhere to the restricted diet to the level that provides the necessary control of Phe levels even with the efforts of supportive family and social networks. Patients often have trouble adhering to the diet, with particular challenges arising during times of increasing independence during adolescence. Furthermore, access to low protein foods can be challenging, as they are costlier and less nutritious than their higher protein, non-modified counterparts.

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

Despite recent improvements in PKU therapy, patients continue to suffer from poor outcomes. Even patients who are diagnosed and treated early have increased risk of neurocognitive abnormalities and psychiatric complications and are burdened by the life-long struggle to comply with strict dietary modifications. Available drug therapies demonstrate limited effectiveness, are accompanied by immunologic and other toxicities, and may still require patients to maintain a heavily restricted diet. We believe a truly transformative therapy would be orally dosed and provide sustained, safe concentrations of phenylalanine while enabling a normal or only moderately restricted diet. We believe that a Synthetic Biotic medicine could be an effective oral therapeutic that acts from the gut to consume excess Phe with the consequent effect of reducing levels in the blood without the need for severe Phe restriction or risk of systemic toxicities.

SYNB1618 Design

SYNB1618 is a strain of E. coli Nissle that we have engineered to express synthetic pathways for transporting and metabolizing Phe in patients with PKU following oral administration. SYNB1618 was designed to compensate for the missing enzyme function in patients with PKU with complementary pathways to reduce phenylalanine levels in the gut and, as a consequence, in the systemic circulation.

In designing SYNB1618, we integrated genes, including a form of the PAL enzyme that converts Phe to the non-toxic byproduct trans cinnamic acid (TCA), which is then converted in the liver to hippuric acid (HA) and excreted in the urine. TCA and HA function as useful biomarkers of SYNB1618 activity in vivo. SYNB1618 has also been engineered to express a second Phe-consuming pathway, L-amino acid deaminase (LAAD) that results in the production of another non-toxic product, phenylpyruvate (PP). A detailed description of the engineering of SYNB1618 and data from preclinical studies in an animal model of disease and healthy non-human primates was published in September 2018 (Nat. Biotechnol. 36, 857–864 (2018)).

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

SYNB1618 Clinical Development Plan

In April 2018, we initiated a Phase 1/2a, randomized, double-blinded, placebo-controlled study to evaluate the safety, tolerability, and gastrointestinal clearance of an early liquid formulation of SYNB1618. We treated healthy adult volunteers with single- or multiple-ascending doses of SYNB1618 and, having identified an MTD, a small cohort of PKU patients were treated with SYNB1618 as a single dose and as multiple doses.

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

A statistically significant dose-dependent increase in both plasma TCA and urinary HA was observed in SYNB1618-treated subjects but not in those treated with placebo.  Production of metabolites from Phe administered as a free amino acid was similar to Phe administered as whole protein. In addition, production of metabolites was similar whether the protein was administered as a liquid or as a solid meal. In healthy volunteers, who all have normal Phe metabolism, there was no impact on blood Phe levels.  All healthy volunteers enrolled in the study cleared SYNB1618 from their GI tracts within the expected timeframe.

In July 2019, we announced positive top-line clinical data from the patient cohorts of the Phase 1/2a study of the liquid formulation in which 14 subjects were treated with either SYNB1618 or placebo (3:1) with four treated with a single dose (7 x 1010) and 10 with multiple doses. The primary objectives were to evaluate safety and tolerability of the early liquid formulation in patients. Exploratory outcomes were related to the assessment of the pharmacodynamic effects of SYNB1618, including measurement of previously identified biomarkers, TCA and HA, related to SYNB1618’s engineered ability to consume Phe. A statistically significant increase in these biomarkers of SYNB1618 activity was observed in SYNB1618-treated subjects but not in those treated with placebo.

Based on the data from the Phase 1/2a study, which demonstrated that SYNB1618 was able to consume equivalent amounts of Phe in the GI-tract in both PKU patients and healthy volunteers, we studied a solid formulation of SYNB1618 in a bridging study in healthy volunteers. This study was designed to evaluate safety and tolerability and Phe-consuming activity, as determined by TCA and HA production, compared to the early liquid formulation. In December 2019, we announced that the solid formulation of SYNB1618 was better tolerated than the liquid and identified a maximum tolerated dose of 2 x 1012 live cells (5.3 x 1011 colony forming units, or CFUs).  The study further demonstrated that a dose ramp improved SYNB1618 tolerability and that pH buffering was required for maximum Phe-consuming activity of the strain.

SYNB1618 Upcoming Clinical Milestones

In the first half of 2020, we expect to initiate a Phase 2 clinical trial of the solid formulation of SYNB1618 in patients with PKU to evaluate its potential for Phe-lowering and to confirm pharmacodynamic and pre-clinical modeling.

Synthetic Biotic Program for MSUD

MSUD is a rare metabolic disease that was first described in the 1950s as an inherited progressive neurological degenerative disorder. Patients with this disease have mutations in one of the protein subunits of the mitochondrial multi-enzyme complex called branched-chain alpha-ketoacid dehydrogenase. These mutations cause the patients to accumulate high levels of the branched chain amino acids (BCAA) leucine, isoleucine and valine that are neurotoxic and can lead to severe neurological pathologies characterized by brain edema, seizure, spasticity and respiratory irregularities that may result in death. The MSUD name derives from the strong maple syrup odor in the urine of these patients. It is difficult to estimate the prevalence of this rare indication given that there have been few longitudinal studies. However, based on estimates of the live birth rate of MSUD of 1:185,000 and applying assumptions to account for mortality and survival rates, it is estimated that there may be approximately 1,500 MSUD  patients in the United States, or over 3,000 patients worldwide.

Currently available treatments for MSUD are inadequate for the long-term management of the disorder and have severe limitations. A low protein/BCAA-restricted diet with micronutrient and vitamin supplementation as necessary is the widely accepted long-term disease management strategy. However, BCAA-intake restrictions can be problematic since these amino acids are also essential nutrients that can only be acquired through diet and are necessary for critical metabolic activities such as protein synthesis. Even with proper monitoring and patient compliance, branched chain amino acid dietary restrictions result in a high incidence of mental retardation and mortality. MSUD can be cured by liver transplantation; however, limited availability of donor organs, costs, and the need to rely on life-long immunosuppressant therapy are limiting. Therefore, there is significant unmet need for an effective, reliable, and/or long-term treatment involving the catabolism of branched chain amino acids.

We have engineered Synthetic Biotic medicines to modulate the expression of BCAA transporters and BCAA-degrading enzymes. Results in vitro demonstrate the efficient degradation of BCAAs into branched-chain alcohols that can then be further metabolized and eliminated from the body. In preliminary studies in a mouse model of MSUD, the oral delivery of the Synthetic Biotic strain suppressed the increase in blood BCAA levels induced by a high-protein diet. This strain also blunted the elevation of blood leucine in non-human primates orally administered a high protein load. Based on the in vivo therapeutic effects observed, we intend to select a Synthetic Biotic lead candidate and advance it into IND-enabling studies as a potential therapy for MSUD patients.

Synthetic Biotic Medicines for Other Metabolic Disorders with High Unmet Need

The strain design and engineering, translational research, clinical and regulatory planning and scalable manufacturing of our PKU program has informed development of future clinical candidates. As we have proof of clinical activity of our PKU strain, additional programs with similar mechanisms can be developed leveraging our learnings to date. Additional programs have been selected based on our expertise discovering and developing Synthetic Biotic medicines that consume a toxic metabolite known to be associated with the relevant clinical endpoint and to be accessible in the GI tract.

Synthetic Biotic Program for Enteric Hyperoxaluria

Humans lack the capacity to digest oxalate, a compound commonly found in plants, and primarily depend on excretion via the urine to eliminate it from the body. Hyperoxaluria occurs when there are significantly elevated oxalate levels in the urine due to either overproduction of oxalate by the liver from a genetic defect, called primary hyperoxaluria, or from over-absorption of oxalate from the diet, called secondary hyperoxaluria. Secondary hyperoxaluria can be further characterized as enteric, resulting from certain intestinal diseases, including Crohn's disease and short bowel syndrome, and surgical procedures such as bariatric weight-loss surgery. The disorder can lead to a range of conditions of increasing severity from recurrent kidney stones and urinary tract infections to chronic kidney disease and, potentially, the need for a kidney transplant. There are an estimated 250,000 patients with enteric hyperoxaluria in the United States, and more than 80,000 patients who experience recurrent kidney stones due to hyperoxaluria.

There is no approved pharmacologic therapy for the reduction of urinary oxalate excretion in patients with hyperoxaluria, either primary or secondary. Existing treatment options for enteric hyperoxaluria generally are non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation. Despite these strategies, many patients continue to experience hyperoxaluria with recurrent kidney stones and continued risk for long-term kidney damage.

We have engineered Synthetic Biotic medicines that are designed to degrade oxalate in the gut to prevent its absorption by the body. We have demonstrated efficient oxalate degradation in vitro and in preliminary studies in mice the oral delivery of a prototype Synthetic Biotic strain led to a reduction of oxalate in the urine of treated animals. Based on the in vivo therapeutic effects observed, we intend to optimize and select a Synthetic Biotic lead candidate and advance it into IND-enabling studies as a potential therapy for patients with enteric hyperoxaluria.

Our Synthetic Biotic Medicines for Immuno-Oncology (IO)

We believe boosting the body’s immune response against tumor cells is one of the most promising advances in the treatment of cancer. The so-called “hot tumors,” those with robust immune cell infiltration, specifically by T cells, have responded well to immunotherapies such as PD-1 and CTLA-4 checkpoint inhibitors. Checkpoint inhibitors work by blocking pathways that inhibit T cells thus enabling them to recognize and destroy the tumor. Checkpoint inhibitors have significantly extended the lives of patients with several cancer types and, in some cases, have resulted in complete clinical responses. However, a large proportion of tumors are “cold” (i.e., they lack T cells), and respond poorly to current immunotherapy.

Our goal is to leverage our Synthetic Biotic platform to design living medicines that can engage multiple immunomodulatory pathways to enhance tumor inflammation and promote robust T cell responses enabling broad tumor response and remission. We believe that such medicines have the potential to expand the patient population that could benefit from immunotherapy. Our initial approach is designed to deliver robust therapeutic combinations directly to the tumors, without significant systemic exposure. Synthetic Biotic medicines are also being developed to be administered by an intra-tumor injection or, in the case of GI cancers, by oral administration and can be engineered to perform three types of functions: metabolic consumption of an immune-suppressive metabolite, production of an immuno-activating metabolite, secretion or bacterial surface display of proteins (cytokines, chemokines, receptor ligands and single chain antibody domains, known as scFv).

We believe our Synthetic Biotic platform can be deployed in a rational, mechanistic way, and can deliver multiple validated mechanisms to elicit specific immune responses in the tumor microenvironment. Lack of effective presentation of tumor-specific antigens to T cells is recognized as a significant limitation to the initiation of immune responses in tumors. Our lead clinical program in immuno-oncology (SYNB1891) is an approach to activate the immune system and enhance T cell priming, capitalizing on the innate stimulatory effect of the E.coli Nissle chassis and supplementing this with the directed delivery of an additional immune-stimulatory factor.  SYNB1891 is an engineered E.coli Nissle strain designed to produce, but not secrete, a STING agonist. The STING pathway plays a critical role in the control of tumor growth by initiating an antitumor immune response and driving tumor regression. SYNB1891 can be delivered directly into the tumor, where it is engulfed by antigen presenting cells (APCs), enabling its localized site of action in the tumor microenvironment. The approach of using intratumoral injection elicits STING activation in the tumor, but not systemically, potentially decreasing the risk of adverse events that may arise from the production of systemic interferon. Moreover, as the STING agonist it produces is not secreted but is released directly into the APCs, immune cells such as T cells that might be negatively impacted by exposure are spared.

SYNB1891 being evaluated in a Phase 1 open-label, multicenter, dose escalation trial in patients with refractory solid tumors and lymphoma. The study’s primary objectives are to evaluate safety and tolerability of escalating doses of intratumorally administered SYNB1891 as a monotherapy. Once a maximum tolerated dose is established, patients will receive escalating dose levels of SYNB1891 in combination with the PD-L1-blocking checkpoint inhibitor, atezolizumab, (Tecentriq®) to establish a recommended Phase 2 dose for the combination regimen.  We expect to have data from the monotherapy arm of the study in 2020.

Our Synthetic Biotic Medicines for Inflammatory Bowel Disease (IBD)

Among immune conditions, IBD is particularly attractive for our Synthetic Biotic platform, as it allows us to leverage knowledge and expertise gleaned from our oral metabolic programs to develop living medicines that can act locally at the site of disease in the gut. Because our approach is based on local delivery to the site of inflammation and not on systemic administration, we anticipate that our Synthetic Biotic medicines may offer an attractive safety profile in this setting. In 2015, we entered into a multi-year global collaboration with AbbVie focused on the discovery and development of Synthetic Biotic medicines for the treatment of IBD. In June 2017 and September 2018, we announced the achievement of the first and second milestones, respectively in this collaboration.

IBD is a group of diseases characterized by significant local inflammation in the GI tract typically driven by T cells, activated macrophages and compromised function of the epithelial barrier. IBD pathogenesis is linked to both genetic and environmental factors and may be caused by altered interactions between gut microbes and the intestinal immune system. Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira® (adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the CDC, in 2015 an estimated 3.0 million adults in the United States are reported as being diagnosed with IBD.

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

Ginkgo Bioworks

In June 2019 we entered into an agreement with Ginkgo Bioworks (“Ginkgo”).   The agreement provided an $80.0 million equity investment at a premium in Synlogic by Ginkgo and entry into a long-term strategic platform collaboration to expand and accelerate the development of Synlogic’s pipeline of Synthetic Biotic medicines. We are using Ginkgo’s cell programming platform to build and test thousands of microbial strains to accelerate progression of early preclinical leads to drug candidates optimized for further clinical development.

As part of the agreement, Ginkgo purchased 6,340,771 shares of our common stock and accompanying Pre-Funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,548,117 shares of our common stock, at a combined price of $9.00 per share and Pre-Funded Warrant. Gross proceeds were approximately $80 million. Under the agreement, we made a prepayment to Ginkgo of $30.0 million for its foundry services that are being provided to us over an initial term of five years which can be extended. Upon the expiration of such initial term and, if applicable, such additional period, any portion of our prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. We have exclusive rights to any Synthetic Biotic medicines that we develop as part of the collaboration and to intellectual property covering such products.

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

In May 2017, IBDCo achieved the first of these research milestones under the AbbVie Agreements for which it received $2.0 million. On September 27, 2018, AbbVie and the Company signed an amendment (the Second Amendment) to the AbbVie Agreements. The Second Amendment clarified the requirements necessary to complete the second phase which resulted in additional time and effort in the second phase of the research plan.  Additionally, the Second Amendment split the next milestone payment under the AbbVie Agreements into two payments: a milestone payment of $2.0 million earned by the Company upon execution of the Second Amendment and the remaining milestone payment of $2.5 million, due upon the successful achievement of specified research and pre-clinical events and the advancement to the third phase of the research plan. The Company achieved the remaining milestone of $2.5 million under the Second Amendment on February 28, 2019, and advanced to the third phase of the research plan.

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

Potential Future Collaborations

We believe strategic partnerships can be important drivers for accelerating our goal of developing Synthetic Biotic medicines, and we will continue to seek strategic alliances with collaborators who can help fund, develop and commercialize our novel therapeutic development and product candidates, particularly in large metabolic indications and immuno-oncology. As the potential application of our Synthetic Biotics platform is extremely broad, we also plan to continue to identify academic, research and translational medicine organizations and entities that can contribute expertise and resources to our programs, to allow us to more rapidly expand our impact to broader patient populations.

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

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies, which are directed to diseases and conditions associated with hyperphenylalanemia, other rare metabolic diseases and metabolic disorders, autoimmune and other inflammatory disorders and oncology. As of March 5, 2020, we had 130 Synlogic-owned patents and patent applications in U.S. and foreign jurisdictions, of which 8 have been issued or allowed.

Synlogic Intellectual Property

Disease-related applications

The disease-related applications in our intellectual property portfolio relate to certain pathological conditions including, but not limited to hyperammonemia, hyperphenylalaninemia, certain inherited metabolic diseases and conditions, metabolic disorders, diseases and conditions associated with an inflammatory state, diseases associated with gut inflammation, compromised gut mucosal barrier (leaky gut), and various autoimmune disorders as well as use in immuno-oncology and provide coverage for engineered bacteria having genetic circuitry designed to specifically address those conditions and the associated disease states. The intellectual property portfolio provides coverage for compositions directed to engineered bacterial strains, methods of making the bacterial strains and methods for treating diseases. Currently, intellectual property relating to this technology includes pending applications in U.S. and foreign jurisdictions, as well as several issued U.S. patents directed to composition of matter and pharmaceutical composition claims covering our clinical candidates. The patent term for our current IP has expiration dates ranging from December 2035 to January 2038, depending on the indication and excluding any patent term adjustments or extensions.

Platform Technology Applications

In addition to the disease-related technology, our intellectual property portfolio also includes applications directed to platform technologies developed internally by us. Exemplary platform technologies include bacterial chassis-related and genetic circuitry-related technological developments, including, for example, improvements in inducible gene regulation, control of bacterial cell growth, including auto-regulation thereof, and systems for importing metabolites, as well as production of therapeutic effectors. These platform technologies, and our intellectual property coverage thereof, are broadly applicable to our therapeutic Synthetic Biotic medicines.

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

Trademarks

Our registered trademark portfolio currently contains 16 registered trademarks, and 5 pending applications

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

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process and a new biologic must be approved by the FDA through the Biologics License Application (BLA), process before such products may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and in the case of biologics, also under the Public Health Service Act (PHSA) and implementing regulations. Our product candidates will be regulated by the FDA as biologics. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of required preclinical laboratory tests, animal studies and formulation studies performed in accordance with GLP and other applicable regulations;
•	submission to the FDA of an investigational new drug application (IND) which must become effective before shipment of investigational product for human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials performed in accordance with applicable IND regulations, GCP, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;

•	development and approval of a companion diagnostic device, if the FDA or the sponsor believes that its use is essential for the safe and effective use of a corresponding product;
•	submission to the FDA of a BLA for marketing approval, including payment of application user fees;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biologic is produced to assess compliance with GMP to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential FDA audit of the clinical trial sites to assure compliance with GCP and the integrity of the clinical data submitted in support of the BLA; and
•

FDA review and approval of the BLA, including satisfactory completion of an FDA advisory committee review of the product candidate, where appropriate or if applicable, prior to any commercial marketing or sale of the product in the United States.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry and formulation, animal toxicity and pharmacology studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. In June 2016, the FDA issued an updated guidance for the industry entitled “Early Clinical Trials with

Live Biotherapeutic Products: Chemistry, Manufacturing and Control Information,” which included recommendations from the FDA regarding the chemistry, manufacturing and control information that should be included in an IND for early clinical trials with live biotherapeutic products. This Guidance reflects the FDA’s thinking on a topic at the time that it was issued and although it is not binding on the FDA or a sponsor, it provided us with additional information about what should be included in our IND. The sponsor will also include in the IND a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if a first phase study lends itself to an efficacy evaluation. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after an IND for an investigational drug candidate is submitted to the FDA and human clinical trials have been initiated. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators, and in accordance with GCP requirements. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An institutional review board (IRB) at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB rules and regulations. Study subjects must sign the IRB-approved informed consent form participating in a clinical trial.

In addition, an IRB representing each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct a continuing review and reapprove the trial at least annually. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects. An IRB must operate in compliance with FDA regulations.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is usually conducted in patients.

•

Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•

Phase 3: Larger clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk: benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GMP or IRB requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. Phase 1, Phase 2, and Phase 3 testing may not be completed successfully within any specified period, if at all.

During the development of a new biologic, sponsors have the opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results with the FDA and to present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new biologic. If this type of discussion occurs, a sponsor may be able to request a Special Protocol Assessment (SPA), the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

Concurrent with clinical trials, companies usually complete the additional animal studies that may be required for approval and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. The manufacturing process must be capable of consistently producing acceptable quality batches of the product candidate and, among other things the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse reactions, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. The annual report is customarily submitted in the form of a Drug Safety Update Report (DSUR) which is accepted as being equivalent to an IND Annual Report and also meets requirements of the EU (European Union) and ICH (International Conference on Harmonization).

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of most clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to submit the results of their clinical trials after completion, within a specified time frame. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. However, there are evolving rules and increasing requirements for publication of all trial related information, and data and other information from trials involving drugs that never garner approval will require disclosure. Failure to post results of clinical trials in a timely fashion is subject to daily fines and other potential penalties.

U.S. Review and Approval Processes

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, along with detailed information relating to the product’s chemistry, manufacturing, and controls, stability, quality control and product release procedures, proposed labeling, and other relevant information are submitted to the FDA as part of a BLA, requesting approval to market the product for one or more indications. The submission of a BLA is subject to the payment of a significant user fee (for example, for FY2020 this application fee exceeds $2.9 million); although a waiver of such fee may be obtained under certain limited circumstances, including where the biologic has been designated as an orphan drug. The sponsor of an approved BLA is also subject to an annual program fee, currently more than $300,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries. This FDA review typically takes twelve months from the date the BLA is submitted to the FDA (for a standard review) and eight months from the date the BLA is submitted (for a “priority review”) because the FDA has approximately two months, or 60 days, after BLA submission to make a “filing” decision.

The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

The FDA may refer any BLA including applications for novel biologic candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. . After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency.

BLAs receive either standard or priority review. A drug representing a significant improvement in treatment, prevention or diagnosis of disease may receive priority review. Priority review for an original BLA should occur within six months from the date that the BLA is filed. In addition, products studied for their safety and effectiveness in treating serious or life threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be conditionally approved on the basis of adequate and well controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well controlled Phase 4 clinical trials. Priority review and accelerated approval do not change the standards for approval, but may expedite the approval process.

If a product receives regulatory approval, the approval is limited to the conditions of use (e.g., patient population, indication) described in the BLA, which could restrict the commercial value of the product. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require a sponsor to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after BLA approval and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a Risk Evaluation and Mitigation Strategy (REMS), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (referred to as the Hatch Waxman Amendments). The Hatch Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND, and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for, prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of its currently-owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the filing of the relevant BLA.

Pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States, and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA sponsor submits clinical pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application for the same biologic. The issuance of a written request does not require the sponsor to undertake the described clinical trials. To date, we have not received or requested any FDA written requests.

Biologics Price Competition and Innovation Act of 2009

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA), which included the BPCIA, amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. A federal district court ruling in Texas struck down the Affordable Care Act in its entirety based on constitutionality last year, and in December 2019 the Fifth Circuit Court of Appeals upheld lower court’s finding that the individual mandate I the law is unconstitutional. However, the Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act but not specifically related to the individual mandate or health insurance, including the BPCIA, could be severed from the rest of the Affordable Care Act so as not to be declared invalid. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically-inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

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

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed. If pediatric studies are performed and accepted by the FDA as responsive to a Written Request, the 12-year exclusivity period will be extended for an additional six months. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug. More than one product candidate may receive an orphan drug designation for the same indication. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to seven years of orphan product exclusivity, except in very limited circumstances. The FDA will not recognize orphan drug exclusive approval if a sponsor fails to demonstrate upon approval that the drug is clinically superior to a previously approved drug, regardless of whether or not the approved drug was designated an orphan drug or had orphan drug exclusivity. Thus orphan drug exclusivity could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug, as defined by the FDA, and we are not able to show the clinical superiority of our drug or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.

In October 2017, the FDA granted SYNB1618 orphan drug designation for the treatment of PKU.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation and priority review designation.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA or BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.

In addition, with the enactment of FDASIA in 2012, Congress created a new regulatory program for product candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies are also eligible for accelerated approval of their respective marketing applications. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Finally, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original BLA or for an NDA for a new molecular entity from the date of filing.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

In April 2018, the FDA granted Fast-Track designation for the use of SYNB1618 for the treatment of PKU.

Accelerated Approval Pathway

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. For example, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large clinical trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, would allow the FDA to withdraw approval of the drug. All promotional materials for product candidates being considered and approved under the accelerated approval program are subject to prior review by the FDA.

Post-Approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting biologics for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and finished product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall and regulatory sanctions as described below.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur or are discovered after the product reaches the market. Later discovery of previously unknown problems with a product may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	injunctions or the imposition of civil or criminal penalties; and
•

consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10‑year period that is expected to culminate in November 2023.

From time to time, new legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance or interpretations will be changed or what the impact of such changes, if any, may be.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing the performance of clinical trials outside the U.S. and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. It is not yet clear how the United Kingdom’s withdrawal from the European Union, now taking place on January 31, 2020, will affect the approval of medicinal products in the UK. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

European Union drug development, review and approval

In the European Union, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an IMPD (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in late 2020 or early 2021. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAA, either under the so-called centralized or national authorization procedures.

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

National authorization procedures

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Under the above described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Conditional approval

In specific circumstances, E.U. legislation (Article 14(7) Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Pediatric studies

Prior to obtaining a marketing authorization in the European Union, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

European Union regulatory exclusivity

In the European Union, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union orphan designation and exclusivity

The criteria for designating an orphan medicinal product in the European Union, are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•	the applicant consents to a second orphan medicinal product application; or
•	the applicant cannot supply enough orphan medicinal product.

PRIME designation

The EMA grants access to the Priority Medicines, or PRIME, program to investigational medicines for which it determines there to be preliminary data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients. As part of the program, EMA provides early and enhanced dialogue and support to optimize the development of eligible medicines and speed up their evaluation, aiming to bring promising treatments to patients sooner.

Periods of authorization and renewals

A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the E.U. market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Rest of the world regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Coverage, Pricing and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party coverage and reimbursement. Third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly-approved healthcare products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of our products. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development. Our product candidates may not be considered cost effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development. For example, the

European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on our profitability placing the medicinal product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union and other countries do not follow price structures of the United States and generally prices tend to be significantly lower.

The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution (arbitrage between low-priced and high-priced member states) can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Other US Health Care Laws and Regulations

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare and Medicaid. These laws include:

•

the federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by nongovernmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Health Care Reform in the US and Potential Changes to Health Care Laws

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures

Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the US Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential administration and members of the US Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. For example, the Tax Cuts and Jobs Acts was enacted in 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. As noted above, a 2018 federal district court ruling struck down the Affordable Care Act in its entirety although the Fifth Circuit Court of Appeals recently limited it to the individual mandate and remanded the case to the district court to determine if other reforms not specifically related to the individual mandate or health insurance could be severed from the rest of the Affordable Care Act. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that affect health care expenditures. There has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products. Notably, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

Other Regulatory Matters

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. These operations may involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations may also produce hazardous waste products. We contract with third parties for the disposal of these materials and wastes. Our products are defined as Genetically Modified Organisms (GMO) or Genetically Modified Micro-organisms (GMM) and, dependent on their classification and containment, may be subject to regulation.

The United States does not have any federal legislation that is specific to genetically modified organisms.  GMOs are regulated pursuant to health, safety, and environmental legislation governing conventional products.  The U.S. approach to regulating GMOs is premised on the assumption that regulation should focus on the nature of the products, rather than the process in which they were produced.

The clinical development and marketing of GMM within the European Union, and elsewhere, falls under different regulations and practices in each country, which may involve approval by environmental or other regulatory bodies, as well as health authorities, and may establish the requirement for a risk assessment for the testing or authorization of the product.

Manufacturing

We have made and continue to make significant investments in our manufacturing organization, including process development and cGMP production infrastructure to establish manufacturing processes designed to support production of clinical trial material. The manufacturing processes are designed to enable us to reproducibly manufacture high quality living medicines at clinical scale and, later, at commercial scale to enable approval of our product candidates. We have built a fully integrated development and manufacturing organization with an internal process development group, quality group and manufacturing capabilities with the lease of cGMP cleanroom space in Waltham, Massachusetts. This facility enables us to produce clinical trial material for early to mid-stage studies of our rare metabolic disease and IO programs. We continue to build the organization to support scale-up and development towards commercialization. We currently expect to continue to work with contract manufacturing organizations (CMOs) for production of late-stage clinical trial material.

Clinical trial material for our Phase 1 studies of SYNB1020 for hyperammonemia and SYNB1618 for PKU were manufactured by a CMO. These first clinical trials used a liquid formulation as the drug presentation. Since then we have made additional investment in our formulation development that now enables production of both liquid and solid dose formulations for our clinical programs. The solid oral formulation capability allows us to produce a more user-friendly presentation for later stage clinical development and future commercial use. We are continuing to invest and investigate the utility of additional presentations for solid formulations of our Synthetic Biotic medicines including capsules.

To enable the production of high levels of cells, or biomass, we can engineer our Synthetic Biotic medicines with switches. These switches are comprised of transcription factor and promoter pairs that allow for controlled expression of the therapeutic effectors produced by our Synthetic Biotic medicines. To ensure the metabolic capacity of the cells is allotted to the production of a high level of biomass during manufacturing, the effector circuits in the Synthetic Biotic programs are not expressed during this growth phase. At the end of the manufacturing process, the circuits are then induced, or activated. This two-step approach was designed to enable a high level of biomass production as well as to deliver the required activity necessary at the time of administration. We continue to devote resources to process development and the generation of improved products.

As we progress in clinical development, we will need to increase our scale and eventually to commercial-scale manufacturing. We are in the process of assessing CMOs who meet our criteria to supply our late-stage clinical development and commercial supply. We will compare the merits of working with one or more CMOs who meet our criteria with the possibility of building GMP manufacturing capacity and capabilities internally.

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

Competitors to our efforts to provide living medicines to patients with a wide range of indications include other synthetic biology companies developing other synthetic biology methods, cellular and microbiome-based companies, DNA and RNA-based companies, as well as companies developing small molecules or other biologics. In the case of indications that we are targeting with our own Synthetic Biotic medicines, competitors include, but are not limited to:

•	PKU
•	BioMarin, Inc. has two approved products and a development stage product;
•	Censa Pharmaceuticals, Inc., Nestle Health Sciences S.A. (Codexis, Inc.), and Homology Medicines, Inc. have products in clinical trials;
•

Moderna, Inc., Agios Pharmaceuticals, Inc., Generation Bio Co., American Gene Technologies International Inc., Sangamo Therapeutics, Inc., Sanofi, S.A., Trucode Gene Repair, Inc., SOM Biotech SL and others are developing product candidates

•	HOX
•	Allena Pharmaceuticals, Inc. has a recombinant enzyme in clinical trials;
•	Novome Biotechnologies, Inc., Oxidien Pharmaceuticals, LLC and others are developing product candidates

•	MSUD
•	Acer Therapeutics has a clinical stage program

•	IO
•

The field of immuno-oncology is highly competitive with many companies developing and commercializing a wide range of types of pharmaceutical products and combinations. Companies with STING agonists in clinical development include Aduro BioTech, Inc., Merck & Co. Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc., and Bristol Myers Squibb Company. Examples of companies developing other modalities include companies such as Roche (Genentech) and Pfizer Inc. / Merck KgaA that develop and market antibodies called checkpoint inhibitors and Bristol-Myers Squibb Company and Gilead Sciences, Inc, that market autologous cell-based therapies called CAR-T. Other companies are developing and or marketing oncolytic viruses, cancer vaccines, cytotoxic agents, and other approaches to treat cancer.

Our Team: Executives, Founders and Scientific Advisors

Our team of executives has proven track records of successfully translating scientific visions into successful commercial therapeutic products, solving complex issues in developing novel therapeutics and progressing new and novel products through regulatory approval. Our scientific founders, Timothy Lu, M.D., Ph.D., and James Collins, Ph.D., are experts in the emerging field of synthetic biology. In addition to our management team and founders, we have established advisory relationships with researchers and clinicians dedicated to the development of Synthetic Biotic therapeutic products for patients with significant unmet medical needs and whose expertise spans synthetic biology, metabolic engineering, metabolism, immuno-modulation and immuno-oncology arenas. Our scientific advisors include Dr. Lu and Dr. Collins; Paul Miller, Ph.D., Christopher Voigt, Ph.D., Cammie Lesser, M.D., Ph.D. and Kristala Prather, Ph.D., experts in synthetic biology and bacterial metabolism. We expect to expand our advisory boards as we grow. All of our founders and advisors are equity holders in us and receive compensation as scientific advisors. Although they are regularly available for scientific consultation, our arrangements with these individuals do not entitle us to any of their existing or future intellectual property derived from their independent research or research with other third parties.

Employees

As of March 5, 2020, we had 76 full-time employees. Of our full-time employees, 60 were primarily engaged in research and development activities. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed its business combination with Synlogic, Inc. in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (Merger Sub), and Private Synlogic (the Merger Agreement), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the Merger). On August 25, 2017, in connection with, and prior to the completion of the Merger, Mirna effected a reverse stock split of its common stock (the Reverse Stock Split), and on August 28, 2017, immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX).

Under the terms of the Merger Agreement, Mirna issued shares of its common stock to Private Synlogic’s stockholders, using an exchange ratio, after taking into account the Reverse Stock Split, for each share of Private Synlogic common stock and preferred stock outstanding immediately prior to the Merger (Exchange Ratio). In addition, Mirna assumed all of the stock options outstanding under the Synlogic 2017 Stock Incentive Plan (2017 Plan), with such stock options henceforth representing the right to purchase a number of shares of Mirna’s common stock equal to the Exchange Ratio multiplied by the number of shares of Private Synlogic common stock previously represented by such options. Mirna also assumed the 2017 Plan.

Our Internet address is www.synlogictx.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10- and our other public filings with the SEC. The following risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $51.4 million and $48.4 million for the fiscal years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $171.1 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In April 2018, we announced that we dosed the first patient in our Phase 1b/2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis. Based on the data obtained in this clinical trial, the SYNB1020 program was discontinued in August 2019. In April 2018 we dosed our first subject in a Phase 1/2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU, and in January 2020 we announced that we had dosed the first subject in our Phase 1 clinical trial of SYNB1891 which is being developed for the treatment of patients with solid tumors and lymphoma. All of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional preclinical studies and/or clinical trials, or the results obtained from such new formulation may not be consistent with previous results obtained. Clinical trial delays could also shorten any anticipated periods of patent exclusivity for our product candidates and may allow competitors to develop and bring products to market before we do which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We or third parties upon whom we depend may be adversely affected by natural disasters and/or health epidemics, and our business, financial condition and results of operations could be adversely affected.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business operations. If a natural disaster, health epidemic, or other event beyond our control occurred that prevented us from using all or a significant portion of our office and/or lab spaces, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult for us to continue our business for a substantial period of time. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other parts of the world, including the United States and Europe, and efforts to contain the spread of this coronavirus intensified. On January 30, 2020, the World Health Organization declared the Coronavirus outbreak a “public health emergency of international concern.”  The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread in the United States and Europe, our business operations could be delayed or interrupted.  For instance, our clinical trials may suffer from lower than anticipated patient registration or enrollment and we may be forced to temporarily delay or pause ongoing trials.  Further, if the spread of the coronavirus continues and our operations are impacted, we risk a delay, default and/or nonperformance under our existing agreements arising from force majeure.  If either any of the foregoing were to occur, it could materially adversely affect our revenues, financial condition, profitability, and cash flows.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation ("GDPR") in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

In the United States, California recently adopted the California Consumer Privacy Act of 2018, or CCPA, which came into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., Censa Pharmaceuticals, Inc., Nestlé Health Science S.A. / Codexis, Inc., Homology Medicines, Inc., American Gene Technologies International Inc., Moderna, Inc., Sangamo Therapeutics, Inc., Sanofi S.A., Generation Bio Co., Agios, Inc., Trucode Gene Repair, Inc., SOM Biotech SL and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Allena Pharmaceuticals, Inc, Novome Biotechnologies, Inc., Oxidien Pharmaceuticals L.L.C. and others are developing product candidates for enteric hyperoxaluria.  Acer Therapeutics Inc. has a clinical stage program in MSUD. Aduro Biotech, Inc., Merck & Co. Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc., Bristol Myers Squibb Company have STING agonists in clinical development. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

If our competitors obtain marketing approval from the FDA or comparable foreign regulatory authorities for their product candidates more rapidly than us, it could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have materially greater name recognition and substantially greater financial, manufacturing, marketing, research and drug development resources than we do. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Large pharmaceutical companies in particular have extensive expertise in preclinical and clinical testing and in obtaining regulatory approvals for drugs. In addition, academic institutions, government agencies, and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products or technologies. These organizations may also establish exclusive collaborative or licensing relationships with our competitors. Failure of our product candidates to effectively compete against established treatment options or in the future with new products currently in development would harm our business, financial condition, results of operations and prospects.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our president and chief executive officer, chief medical officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of the products we develop.

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

Our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.1 million at December 31, 2019 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of March 5, 2020, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 49.4% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 5, 2020 there were a total of 32,250,814 shares of our common stock outstanding.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters and operations are located in Cambridge, Massachusetts. We currently lease laboratory and office space at 301 Binney Street in Cambridge. Our 301 Binney Street lease expires in 2028. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

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

Stockholders

As of March 5, 2020, there were approximately 240 stockholders of record of our common stock.

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

Overview

Recent Developments

Ginkgo

In 2017, we established a technology collaboration with Ginkgo Bioworks, Inc. (“Ginkgo), a privately held high-throughput synthetic biology company. In June 2019, we expanded our collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. The Company issued to Ginkgo 6,340,771 shares of common stock and accompanying Pre-Funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to us were approximately $79.9 million. Under the agreement we made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to us over an initial term of five years. The prepayment was recorded to prepaid expenses and has been amortized as the services are performed. Upon the expiration of such initial term and, if applicable, such additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

Business

We are a clinical-stage biopharmaceutical company focused on advancing our proprietary drug discovery and development platform to create Synthetic Biotic™ medicines. Our Synthetic Biotic medicines apply the principles and tools of synthetic biology to engineer beneficial therapeutic characteristics into microbes, transforming them into efficient and targeted biologic engines. We believe that many patients with serious diseases are underserved today based on the limitations of conventional therapeutic approaches, such as small or large molecules. Synthetic Biotic medicines have the potential to address unmet medical need by performing therapeutic mechanisms not achievable by other drug modalities. Synthetic Biotic medicines are designed to be programmed to metabolize, or consume, a toxic substance, compensate for damaged metabolic pathways in patients, or produce one or more therapeutic factors. Our platform has generated a portfolio of Synthetic Biotic medicines designed to impact both genetic and acquired metabolic diseases, as well as oncology and inflammatory disorders. In a clinical trial with our lead program SYNB1618, we have demonstrated consumption of a phenylalanine (Phe), an amino acid that accumulates in a rare metabolic disorder known as phenylketonuria (PKU), and are expanding our pipeline based on learnings from this program.

We believe we have the core competencies in synthetic biology and manufacturing, as well as translational medicine, regulatory experience and clinical development to successfully discover and develop our Synthetic Biotic medicines. In June 2019, we announced an expanded collaboration with Ginkgo Bioworks (Ginkgo) to complement our in-house expertise in strain design and development. Ginkgo uses software and automation to program and optimize microbial strains at a large scale. Ginkgo’s technology provides us with a synthetic biology-based cell programming platform for testing thousands of microbial strains to accelerate progression of early preclinical leads to drug candidates optimized for clinical development.

While we believe that our Synthetic Biotic platform has potential to address a broad range of diseases, our initial internal pipeline focus is on rare metabolic diseases. We will consider leveraging partnerships to advance programs for other diseases including oncology and inflammatory disorders. Our most advanced programs target rare metabolic diseases that could potentially be treated by oral delivery of Synthetic Biotic medicines. These includes conditions caused by a genetic mutation characterized by a dysfunctional metabolic pathway including PKU and maple syrup urine disease (MSUD), as well as acquired metabolic diseases caused by organ dysfunction, such as enteric hyperoxaluria. When delivered orally, Synthetic Biotic medicines are designed to function in the gut to consume a disease-causing toxic metabolite with the intended consequence of reducing its systemic levels. We believe that success in our metabolic disease programs will enable us to demonstrate the potential of our Synthetic Biotic medicines while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Our most advanced product candidate for the treatment of metabolic dysfunction is SYNB1618, an oral therapy intended for the treatment of PKU, a rare metabolic disease in which Phe accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the FDA. We initiated a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 in April 2018 and announced top-line data from healthy volunteers evaluated in this study in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. We have also evaluated a new lyophilized formulation of SYNB1618 in a bridging study in healthy volunteers. The study of this more patient- and commercialization-appropriate presentation of SYNB1618 demonstrated improved tolerability over the early liquid formulation. We expect to initiate a Phase 2 clinical trial of the lyophilized formulation in patients with PKU in the first half of 2020 to evaluate its potential for blood Phe-lowering and to validate our pharmacodynamic and pre-clinical modeling.

The strain design and engineering, translational research, clinical and regulatory planning and scalable manufacturing of our PKU program has informed development of future clinical candidates. We are also developing pre-clinical product candidates to address other metabolic conditions including enteric hyperoxaluria and maple syrup urine disease (MSUD).  Enteric hyperoxaluria is a form of secondary hyperoxaluria caused by increased absorption of oxalate as a result of certain intestinal diseases, including Crohn's disease and short bowel syndrome or as a result of surgical procedures such as bariatric weight-loss surgery. The disorder can lead to a range of conditions of increasing severity from urinary tract infections to recurrent kidney stones and renal failure. MSUD is an inherited, rare metabolic disease characterized by a deficiency of enzymes required to break down certain amino acids. The most common and severe form of the disease is the classic type, which becomes apparent soon after birth and, if left untreated, can lead to seizures, coma, and death. Variant forms of the disorder become apparent later in infancy or childhood and are typically milder, but also lead to delayed development and other health problems if not treated.

In August 2019, we announced that we were discontinuing the development of SYNB1020, an early stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis.

We have also developed a portfolio of Synthetic Biotic medicines to treat certain cancers which are designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. We envision that multiple engineered functions could be combined in one Synthetic Biotic medicine. These Synthetic Biotic medicines could also be used in combination with other cancer therapies such as check-point inhibitors. Our first Synthetic Biotic clinical immuno-oncology (IO) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. SYNB1891 has been designed to activate the immune response in tumors via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the Stimulator of Interferon Genes, also referred to as the STING pathway. In January 2020, we announced that we had treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy and we expect to have data from this arm of the study in 2020.  Once an MTD is identified, we will evaluate treatment of patients with a combination of SYNB1891 and the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche.

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases. To achieve this goal, we collaborate with key disease experts who have developed robust models of relevant diseases and to inform our translational medicine strategy. These collaborators bring complementary expertise in preclinical development, clinical development and commercialization. Inflammatory bowel disease (IBD) is an attractive target for our technology as Synthetic Biotic medicines can be designed to locally deliver combinations of complementary therapeutics to potentially address the unmet medical need for maintenance of disease remissions. We have a collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of types of IBD, including Crohn’s disease and ulcerative colitis.  We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of March 2020, we have received approximately $322.8 million in proceeds to date as we financed our operations through approximately $110.7 million in aggregate net proceeds from the sale of Private Synlogic preferred stock and Synlogic, LLC preferred units, approximately $0.4 million in a convertible promissory note with one of our investors, which was converted into Private Synlogic preferred stock, approximately $8.5 million in payments received under the AbbVie Agreement, approximately $40.4 million from our merger with Mirna, net of transaction costs, approximately $82.7 million in total net proceeds from the sale of our common stock in our common stock offerings in January and April 2018, approximately $79.9 million in total net proceeds from the sale of our common stock and Pre-Funded Warrants in June 2019 and $0.2 million from exercises of stock options.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $51.4 million and $48.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of approximately $171.1 million and $119.8 million, respectively, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue to date is generated from our collaboration agreement with AbbVie. The collaboration agreement contains multiple deliverables, which include an exclusive option for AbbVie to acquire IBDCo and research and development milestones. See Note 10, “Collaboration Agreements” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full discussion of this arrangement. We expect our revenue to fluctuate for the foreseeable future as it is principally based on the achievement of research and development milestones under our collaboration agreement with AbbVie.

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

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our SYNB1618 and SYNB1891 programs to increase as the programs progress through clinical trials.

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

	Year ended December 31,
	2019	2018
SYNB1020	$2,606	$2,924
SYNB1618	8,194	6,245
SYNB1891	2,527	—
External pre-development candidate expenses and unallocated expenses	3,538	5,728
Internal research and development expenses	25,040	23,137
	$41,905	$38,034

General and Administrative Expense

General and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, investor relations, business development and human resource functions. Other costs include the legal costs of pursuing patent protection of our intellectual property, general and administrative related facility and information technology infrastructure costs and professional fees for accounting and legal services. We anticipate increases in expenses related to legal fees, accounting fees, costs for director and officer liability insurance, fees for investor relations services and costs associated with implementing and complying with corporate governance, internal controls and similar requirements applicable to public companies. We charge all general and administrative expenses to operations as incurred.

Other Income (Expense)

Interest and investment income consists primarily of income earned on investments. Interest expense consists of expense related to our finance leases. Other expense consists primarily of gains and losses on foreign currency invoices.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to revenue recognition and research and development expenses are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. These critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our estimates under different assumptions or conditions.

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

Milestone Payments

At the inception of each arrangement that includes milestone payments, we evaluate whether a significant reversal of cumulative revenue provided in conjunction with achieving the milestones is probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. For other milestones, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal of cumulative revenue would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Year ended December 31,
	2019	2018
	(in thousands)
Revenue	$2,224	$2,520
Operating expenses:
Research and development	41,905	38,034
General and administrative	14,728	15,716
Total operating expenses	56,633	53,750
Loss from operations	(54,409)	(51,230)
Other income (expense):
Interest and investment income	3,062	2,843
Interest expense	(21)	(43)
Other expense	(5)	(5)
Other income (expense), net	3,036	2,795
Net loss	$(51,373)	$(48,435)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

	Years Ended
	December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Revenue	$2,224	$2,520	$(296)	(12)%

Revenue was $2.2 million for the year ended December 31, 2019 compared to $2.5 million for the year ended December 31, 2018. Revenue for the years ended December 31, 2019 and 2018 was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration.

Operating Expenses

	Years Ended
	December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$41,905	$38,034	$3,871	10%
General and administrative	14,728	$15,716	(988)	(6)%
Total operating expenses	$56,633	$53,750	$2,883	5%

Research and Development Expense

Research and development expense was $41.9 million for the year ended December 31, 2019 compared to $38.0 million for the year ended December 31, 2018. The increase of $3.9 million was primarily due to an increase of $1.8 million of non-clinical costs, $1.7 million of research and development support costs, $1.0 million in clinical development costs associated with our SYNB1891 clinical trial and $0.2 million of manufacturing related costs for SYNB1891, $0.5 million in clinical development costs associated with our SYNB1618 program, and $0.2 million in compensation, benefits and other employee-related expenses associated with increased headcount. These increases were partially offset by decreases of $1.1 million of manufacturing costs associated with our SYNB1618 program and $0.1 million of manufacturing costs associated with our SYNB1020 program, $0.2 million of professional services, and $0.1 million in clinical development costs associated with SYNB1020.

General and Administrative Expense

General and administrative expense was $14.7 million for the year ended December 31, 2019 compared to $15.7 million for the year ended December 31, 2018. The decrease of $1.0 million was due primarily to a decrease of $1.3 million in compensation, benefits and other employee-related expenses associated with decreased headcount, as well as a decrease of $0.5 million in support costs. The decreases were partially offset by an increase of $0.7 million in professional services and a $0.1 million increase in corporate fees.

Other Income (Expense)

	Years Ended
	December 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Other income (expense):
Interest and investment income	$3,062	$2,843	$219	8%
Interest expense	(21)	(43)	22	(51)%
Other expense	(5)	(5)	—	—
Other income (expense), net	$3,036	$2,795	$241	9%

Other income (expense) for the year ended December 31, 2019 was $3.1 million compared to $2.8 million for the corresponding period in 2018. The increase of $0.2 million was related to an increase in interest and investment income resulting from higher cash balances and higher interest rates generated by our investment account. Additionally, interest expense decreased during the year as the finance leases established during 2017 were paid down.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of December 31, 2019, we had an accumulated deficit of approximately $171.1 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger. In June 2019, we issued to Ginkgo 6,340,771 shares of common stock and accompanying Pre-Funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to us were approximately $79.9 million. At December 31, 2019, we had approximately $119.6 million in cash, cash equivalents, and short-term marketable securities and $7.50 million of long-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2019 our cash, cash equivalents and marketable securities balance increased approximately $4.4 million. This increase was primarily due to the $79.9 million in net proceeds received from Ginkgo related to the issuance of common stock and Pre-Funded Warrants, combined with a decrease of $30.0 million paid to Ginkgo for prepaid foundry services and a decrease due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our finance leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Years ended December 31,
	2019	2018
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(75,468)	$(42,470)
Investing activities	10,796	(87,201)
Financing activities	79,604	82,483
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,932	$(47,188)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $75.5 million for the year ended December 31, 2019. The primary use of cash was our net loss of approximately $51.4 million and a decrease in working capital of $31.0 million, of which $30.0 million related to prepaid research and development expenses, as a result of our June 2019 services agreement with Ginkgo, decreases in accounts payable and accrued expenses, and an increase in operating lease liability and right of use asset, as a result of the adoption of ASU 2016-02: Leases (Topic 842) effective January 1, 2019, offset by an increase in deferred revenue. Net loss was partially offset by $6.9 million of non-cash items primarily including depreciation and equity-based compensation.

Net cash, cash equivalents and restricted cash used in operating activities was approximately $42.5 million for the year ended December 31, 2018.  The primary use of cash was our net loss of approximately $48.4 million and an increase in working capital of $0.6 million, primarily related to decreases in accounts payable and accrued expenses and deferred revenue offset by an increase in deferred rent from our 301 Binney Street facility. Net loss was partially offset by $5.3 million of non-cash items primarily including depreciation and equity-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 was $10.8 million and resulted primarily from the purchases of marketable securities of $145.4 million and purchases of property and equipment of $1.3 million. These uses were partially offset by the proceeds of maturity of marketable securities of $157.5 million.

Net cash used in investing activities for the year ended December 31, 2018 was approximately $87.2 million and resulted primarily from the purchases of securities of $172.9 million and the purchases of property and equipment of $5.7 million. These uses were partially offset by proceeds from the maturity of marketable securities of $91.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 totaled $79.6 million related to net proceeds of $79.9 million from the sale of our common stock and Pre-Funded Warrants in June 2019 offset by payments on our finance leases.

Net cash provided by financing activities for the year ended December 31, 2018 totaled $82.5 million as a result of $53.8 million in net proceeds from the sale of our common stock in January 2018, $28.9 million in net proceeds from the sale of our common stock in April 2018 and proceeds from exercises of stock options of $0.2 million, partially offset by $0.4 million in payments on our capital leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash on hand as of December 31, 2019 will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Commitments and Obligations

Our commitments for operating leases relate to our lease of office and laboratory space at 301 Binney Street in Cambridge, Massachusetts and the GMP clean-room space leased from the Azzur Group, LLC, in Waltham, Massachusetts.

In July 2017, we entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts. Annual rent is approximately $3.1 million. The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. Additionally, we have paid for a tenant improvement investment of approximately $2.9 million. In conjunction with the lease, we established a letter of credit of approximately $1.0 million.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-28 respectively, of this Annual Report on Form 10-K.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders.

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

Item 15(a)(3)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566
4.3	Description of Securities	X

10.1#	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4#	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	00-37566

10.6#	Non‑Employee Director Compensation Program.		10-K (Exhibit 10.6)	03/20/2018	001-37566

10.7#	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

10.8#	Offer Letter by and between Synlogic and Jose Carlos Gutierrez-Ramos, Ph.D., dated as of March 20, 2015		8-K (Exhibit 10.2)	08/28/2017	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.9#	First Amendment to Offer Letter by and between Synlogic and Jose Carlos Gutierrez-Ramos, Ph.D., dated as of May 8, 2017		8-K (Exhibit 10.3)	08/28/2017	001-37566

10.10#	Letter Agreement dated as of May 9, 2018, between Synlogic, Inc. and Jose-Carlos Gutiérrez-Ramos		10-Q (Exhibit 10.2)	05/15/2018	001-37566

10.11#	Amendment to Option Agreements dated as of June 5, 2018, between Synlogic, Inc. and Jose-Carlos Gutiérrez-Ramos		10-Q (Exhibit 10.2)	08/9/2018	001-37566

10.12#	Offer Letter by and between Synlogic and Todd Shegog, dated as of June 17, 2016		8-K (Exhibit 10.4)	08/28/2017	001-37566

10.13#	First Amendment to Offer Letter by and between Synlogic and Todd Shegog, dated as of May 8, 2017		8-K (Exhibit 10.5)	8/28/2017	001-37566

10.14#	Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of June 22, 2016		8-K (Exhibit 10.6)	08/28/2017	001-37566

10.15#	First Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of November 7, 2016		8-K (Exhibit 10.7)	08/28/2017	001-37566

10.16#	Second Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of May 8, 2017		8-K (Exhibit 10.8)	08/28/2017	001-37566

10.17#	Third Amendment to Offer Letter dated as of June 5, 2018, between Synlogic, Inc. and Aoife Brennan, MB, BCh, BAO, MMSc		10-Q (Exhibit 10.1)	08/9/2018	001-37566

10.18#	Amended and Restated Letter Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of October 1, 2018		10-Q (Exhibit 10.1)	11/13/2018	001-37566

10.19#	Amended and Restated Letter Agreement by and between Paul Miller, Ph.D., dated as of May 16, 2017		8-K (Exhibit 10.9)	8/28/2017	001-37566

10.20#	Employment Agreement, dated as of September 4, 2017, by and between the Company and Andrew W. Gengos.		8-K (Exhibit 10.1)	10/10/2017	001-37566

10.21#	Separation Agreement by and between the Company and Paul Lammers, dated as of August 20, 2017.		8-K (Exhibit 10.10)	8/28/2017	001-37566

10.22#	Separation Agreement by and between the Company and Alan Fuhrman, dated as of August 20, 2017.		8-K (Exhibit 10.11)	8/28/2017	001-37566

10.23#	Separation Agreement by and between the Company and Andrew Gengos, dated as of December 17, 2018.		10-Q (Exhibit 10.1)	05/9/2019	001- 37566

10.24†^

Agreement and Plan of Merger by and among AbbVie S.à.r.l., Suffolk Merger Sub, Inc., Synlogic IBDCo, Inc., Synlogic, LLC, Synlogic, Inc. and the founders named therein, dated as of July  16, 2015; as amended by a First Amendment to Agreement and Plan of Merger, dated as of December 14, 2015

			8-K (Exhibit 10.12)	8/28/2017	001-37566

10.25†^	Second Amendment to Agreement and Plan of Merger by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of September 27, 2018		10-Q (Exhibit 10.2)	11/13/2018	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.26†^

Third Amendment to Agreement and Plan of Merger and First Amendment to License Agreement by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of December 18, 2018

			10-K (Exhibit 10.25)	03/12/2019	001- 37566

10.27†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	8/28/2017	001-37566

10.28	Sales Agreement, dated as of October 13, 2017 by and between the registrant and Cowen and Company, LLC		8-K (Exhibit 1.1)	10/16/2017	001-37566

10.29	Form of Subscription Agreement, dated as of April 6, 2018, by and among Synlogic, Inc. and certain investors.		8-K (Exhibit 10.1)	04/6/2018	001-37566

10.30†	Master Contract Services Agreement, dated as of September 8, 2018, between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.29)	03/12/2019	001- 37566

10.31†	Statement of Work dated September 10, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.30)	03/12/2019	001- 37566

10.32†	Statement of Work dated December 7, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.31)	03/12/2019	001-37566

10.33	Subscription Agreement dated June 11, 2019 by and between the Company and Ginkgo Bioworks, Inc.		8-K (Exhibit 10.1)	06/12/2019	001- 37566

10.34†	Foundry Terms of Service Agreement dated June 11, 2019 by and between Synlogic Operating Company Inc. and Ginkgo Bioworks, Inc.		10-Q (Exhibit 10.2)	08/08/2019	001- 37566

10.35	Consulting Agreement effective as of October 13, 2019 by and between the Company and Danforth Advisors, LLC, as amended		8-K (Exhibit 10.1)	10/24/2019	001-37566

10.36	Non-Employee Director Compensation Program		8-K (Exhibit 10.1)	1/31/2020	001-37566

10.37	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Accounting Firm	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Management contract or compensatory plans or arrangements.
†	Confidential treatment has been requested or granted as to certain portions, which portions have been omitted and filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synlogic, Inc.

Date: March 12, 2020	By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Aoife Brennan and Gregg Beloff his true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ AOIFE BRENNAN	President, Chief Executive Officer, and Director	March 12, 2020
Aoife Brennan	(Principal Executive Officer)

/s/ GREGG BELOFF	Interim Chief Financial Officer	March 12, 2020
Gregg Beloff	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER BARRETT
Peter Barrett	Chairman of the Board	March 12, 2020

/s/ MICHAEL BURGESS
Michael Burgess	Director	March 12, 2020

/s/ PATRICIA HURTER
Patricia Hurter	Director	March 12, 2020

/s/ CHAU KHUONG
Chau Khuong	Director	March 12, 2020

/s/ NICK LESCHLY
Nick Leschly	Director	March 12, 2020

/s/ EDWARD MATHERS
Edward Mathers	Director	March 12, 2020

/s/ MICHAEL POWELL
Michael Powell	Director	March 12, 2020

/s/ RICHARD P. SHEA
Richard P. Shea	Director	March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

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

Boston, Massachusetts

March 12, 2020

SYNLOGIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$26,184	$11,252
Short-term marketable securities	93,387	111,477
Prepaid expenses and other current assets	13,675	1,609
Total current assets	133,246	124,338
Long-term marketable securities	7,502	—
Property and equipment, net	13,021	14,841
Right of use asset - operating lease	17,263	—
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	16,381	—
Other assets	64	64
Total assets	$188,574	$140,340
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,165	$2,421
Accrued expenses	3,946	4,993
Deferred revenue	544	268
Deferred rent	—	393
Lease liability - operating lease	2,000	—
Finance lease obligations	208	266
Total current liabilities	8,863	8,341
Long-term liabilities:
Deferred rent, net of current portion	—	7,691
Lease liability - operating lease, net of current portion	22,804	—
Finance lease obligations, net of current portion	2	210
Total long-term liabilities	22,806	7,901
Commitments and contingencies (Note 14)
Stockholders' Equity
Common stock, $0.001 par value
250,000,000 shares authorized as of December 31, 2019 and December 31, 2018. 32,266,814 shares issued and outstanding as of December 31, 2019 and 25,401,479 shares issued and outstanding as of December 31, 2018.	33	25
Additional paid-in capital	327,900	243,903
Accumulated other comprehensive loss	110	(65)
Accumulated deficit	(171,138)	(119,765)
Total stockholders' equity	156,905	124,098
Total liabilities and stockholders' equity	$188,574	$140,340

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years ended December 31,
	2019	2018
Revenue	$2,224	$2,520
Operating expenses:
Research and development	41,905	38,034
General and administrative	14,728	15,716
Total operating expenses	56,633	53,750
Loss from operations	(54,409)	(51,230)
Other income (expense):
Interest and investment income	3,062	2,843
Interest expense	(21)	(43)
Other expense	(5)	(5)
Other income (expense), net	3,036	2,795
Net loss	$(51,373)	$(48,435)

Net loss per share - basic and diluted	$(1.70)	$(2.03)
Weighted-average common stock outstanding - basic and diluted	30,284,068	23,882,685
Comprehensive loss:
Net loss	$(51,373)	$(48,435)
Net unrealized gain (loss) on marketable securities	175	(56)
Comprehensive loss	$(51,198)	$(48,491)

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other
	$0.001 par value		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2017	16,272,617	$16	$156,685	$(9)	$(71,654)	$85,038
Effect of adoption of ASU 2014-09 (ASC 606)	—	—	—	—	324	324
Sale of common shares	9,179,500	$9	82,657	—	—	82,666
Exercise of options	19,830	—	244	—	—	244
Cancellation of restricted stock	(70,468)	—	—	—	—	-
Equity-based compensation expense	—	—	4,317	—	—	4,317
Unrealized gain (loss) on securities	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(48,435)	$(48,435)
Balance at December 31, 2018	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098
Proceeds from issuance of common stock, net of issuance costs	6,340,771	7	56,990	—	—	56,997
Proceeds from issuance of pre-funded common stock warrants, net of issuance costs	—	—	22,874	—	—	22,874
Issuance of restricted stock	585,600	1	(1)	—	—	-
Cancellation of restricted stock	(61,036)	—	—	—	—	-
Equity-based compensation expense	—	—	4,134	—	—	4,134
Unrealized gain (loss) on securities	—	—	—	175	—	175
Net loss	—	—	—	—	(51,373)	(51,373)
Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905

See accompanying notes to the consolidated financial statements

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(51,373)	$(48,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,702	2,421
Loss on disposal of property and equipment	—	8
Equity-based compensation expense	4,134	4,317
Accretion/amortization of investment securities	(1,282)	(1,401)
Reduction in carrying amount of operating lease right of use asset	1,370	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,263)	(45)
Prepaid research and development, net of current portion	(16,381)	—
Other assets	—	168
Accounts payable and accrued expenses	(935)	(257)
Deferred revenue	276	(520)
Deferred rent	—	1,274
Operating lease liabilities	(1,716)	—
Net cash, cash equivalents and restricted cash used in operating activities	(75,468)	(42,470)
Cash flows from investing activities:
Purchases of marketable securities	(145,418)	(172,887)
Proceeds from maturity of marketable securities	157,465	91,340
Purchases of property and equipment	(1,251)	(5,654)
Net cash, cash equivalents and restricted cash provided by (used in) investing activities	10,796	(87,201)
Cash flows from financing activities:
Payments on finance lease obligations	(266)	(427)
Proceeds from exercise of stock options	—	244
Proceeds from sale of common stock, net of issuance costs	56,996	82,666
Proceeds from sale of pre-funded warrants, net of issuance costs	22,874	—
Net cash, cash equivalents and restricted cash provided by financing activities	79,604	82,483
Net increase (decrease) in cash, cash equivalents and restricted cash	14,932	(47,188)
Cash, cash equivalents and restricted cash at beginning of period	12,349	59,537
Cash, cash equivalents and restricted cash at end of period	$27,281	$12,349
Supplemental disclosure of non-cash investing and financing activities:
Landlord funded allowance for tenant improvements	$—	$1,654
Property and equipment purchases included in accounts payable and accrued expenses	$(369)	$169
Assets acquired under operating lease obligation	$2,714	—
Cash paid for interest	$21	$43
Purchase under capital lease	$—	$12

See accompanying notes to the consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Nature of Business

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

Risks and Uncertainties

At December 31, 2019, the Company had approximately $119.6 million in cash, cash equivalents, and short-term marketable securities, $7.5 million of long-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $171.1 million. Since its inception through December 31, 2019, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.  On an on-going basis, the Company’s management evaluates its estimates, including those related to revenue recognition, income taxes including the valuation allowance for deferred tax assets, research and development accruals and prepaids, accrued expenses, investments, contingencies and equity-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.  Changes in estimates are reflected in reported results in the period in which they become known.

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents primarily consist of money market funds, corporate debt securities and commercial paper. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $13.5 million and $0.3 million at December 31, 2019 and 2018, respectively.

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

Restricted Cash

The Company held cash of approximately $1.0 million at December 31, 2019 and 2018 in a letter of credit to secure its lease at the 301 Binney Street facility.  In addition, the Company held cash of $50,000 at December 31, 2019 and 2018 in a separate restricted bank account as collateral for the Company’s credit cards.  The Company has classified these deposits as long-term restricted cash on its balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$26,184	$11,252
Restricted cash included in other long-term assets	1,097	1,097
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$27,281	$12,349

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2019 and 2018.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Equity‑Based Compensation

The Company measures equity-based compensation to employees, nonemployees and directors based on the grant date fair value of the awards and recognizes the associated expense in the financial statements over the requisite service period of the award, which is generally the vesting period. The fair value of each option was estimated on the date of grant or remeasurement using the Black‑Scholes option‑pricing model. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of the Company and the historical volatility of a peer‑group of similar public companies. The expected term of options granted for employees was calculated using the simplified method, which represented the average of the contractual term of the option and the weighted-average vesting period of the option. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk‑free interest rate is based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant or remeasurement. Forfeitures are recognized as they occur.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842), which replaces the existing accounting guidance for leases.  This standard requires entities that lease assets to recognize the assets and liabilities for the rights and obligations created by those leases on the balance sheet.  The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018.  The guidance is required to be applied by the modified retrospective transition approach and early adoption is permitted.  In July 2018, the FASB issued ASU 2018-11 Leases – Targeted Improvements, intended to ease the implementation of the new lease standard for financial statement preparers by, among other things, allowing for an additional transition method. In lieu of presenting transition requirements to comparative periods, as previously required, an entity may now elect to show a cumulative effect adjustment on the date of adoption without the requirement to recast prior period financial statements or disclosures presented in accordance with Topic 842. The Company adopted the new standard using the cumulative effect adjustment transition option effective January 1, 2019, which is the initial date of application per ASU 2018-11.

The Company elected the available package of practical expedients which allows the Company to not reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of our leases, and the treatment of initial direct costs. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet.

The Company adopted Topic 842 as of January 1, 2019. The Company uses judgement to assess if an arrangement is a lease at contract inception. An arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights and the Company obtains control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset. Leases classified as operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations, in our consolidated balance sheet.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The lease term includes options to extend the lease when it is reasonably certain that option will be exercised. Leases with a term of 12 months or less are not recorded on the Company’s consolidated balance sheet.

The adoption had a material impact on the consolidated balance sheet related to the recognition of a transition adjustment on January 1, 2019 of a right-of-use asset of $15.9 million and lease liability of $24.0 million for an operating lease and the derecognition of deferred rent originally accounted for under legacy guidance. The adoption did not have a material impact on the consolidated statement of operations. Refer to Note 13, “Leases” for further information on the adoption of this standard and the Company’s accounting for leases.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 - Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its consolidated financial statements and disclosures.

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

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At December 31, 2019 and 2018, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3,240	$3,240	$—	$—
Commercial paper (included in cash and cash equivalents)	4,249	—	4,249	—
Commercial paper (included in marketable securities)	20,501	—	20,501	—
Corporate debt securities (included in cash and cash equivalents)	6,005	—	6,005	—
Corporate debt securities (included in marketable securities)	71,383	—	71,383	—
U.S. government agency securities and treasuries	9,005	—	9,005	—
Total	$114,383	$3,240	$111,143	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Money market funds	$265	$265	$—	$—
Commercial paper (included in short-term investments)	57,453	—	57,453	—
Corporate debt securities (included in short-term investments)	50,052	—	50,052	—
U.S. government agency securities and treasuries	3,972	1,987	1,985	—
Total	$111,742	$2,252	$109,490	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2019 and December 31, 2018 are carried at amounts that approximate fair value due to their short-term maturities.  Finance lease obligations at December 31, 2019 and December 31, 2018 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at December 31, 2019 and 2018 (in thousands):

December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$20,484	$18	$(1)	$20,501
Corporate debt securities	71,288	96	(1)	71,383
U.S. government agency securities	9,005	2	(2)	9,005
Total	$100,777	$116	$(4)	$100,889

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$53,549	$—	$(47)	$53,502
Corporate debt securities	54,022	4	(23)	54,003
U.S. government agency securities	3,971	1	—	3,972
Total	$111,542	$5	$(70)	$111,477

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The contractual maturity of all securities held at December 31, 2019 was 14 months or less.  There were 9 investments in an unrealized loss position at December 31, 2019, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at December 31, 2019 and 2018 was $24.8 million and $96.5 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at December 31, 2019.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2019	2018
Prepaid insurance	$648	$502
Prepaid research and development	11,989	122
Other prepaid	390	597
Other current assets	648	388
	$13,675	$1,609

(6)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Laboratory equipment	$7,523	$7,111
Computer and office equipment	782	781
Furniture and fixtures	421	413
Leasehold improvements	9,514	9,484
Construction in progress	412	39
	18,652	17,828
Less accumulated depreciation	(5,631)	(2,987)
	$13,021	$14,841

At December 31, 2019 and 2018, leasehold improvements include $6.6 million of lessor-paid tenant improvements for which the Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns. Depreciation expense on property and equipment was $2.7 million and $2.4 million in 2019 and 2018, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,	December 31,
	2019	2018
Payroll related	$2,372	$2,906
Professional fees	444	306
Research and development	1,005	1,585
Other	125	196
	$3,946	$4,993

(8)	Common Stock

The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
•	The holders of shares of common stock are entitled to receive dividends, if and when, declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

The Company holds forfeiture rights relating to 586,929 shares of common stock. The forfeiture right lapses over time and is triggered when a holder ceases providing services to the Company. As of December 31, 2019, 147,617 shares of common stock have been forfeited back to the Company.

The Company holds repurchase rights which are at a price equal to the initial purchase price by the founders of Private Synlogic, adjusted by the Merger Exchange Ratio. The repurchase right lapses over time and is exercisable should the founders cease providing services to the Company prior to the end of a four-year period which began in April or May 2014, as the case may be. All repurchase rights terminated during 2018.  As of December 31, 2018, the Company had exercised its repurchase right on 41,819 shares of common stock.

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

In June 2019, the Company issued to Ginkgo Bioworks (“Ginkgo”) 6,340,771 shares of common stock and accompanying Pre-Funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The proceeds, net of issuance costs, were approximately $79.9 million, $57.0 million related to the proceeds from sale of the common stock and $22.9 million related to the proceeds from sale of the Pre-Funded warrants. The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. In addition, in connection with the issuance to Ginkgo of common stock and Pre-Funded warrants, the Company expanded its existing collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. (See Note 10).

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company has a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock through Cowen as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. No sales of common stock were made pursuant to the ATM during 2018 and 2019.

(9)	Equity‑based Compensation and Equity Incentive Plans

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

The 2015 Employee Stock Purchase Plan (“ESPP”) was adopted by Mirna in 2015 and allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  The Company suspended the ESPP in 2017. On December 19, 2019, the board of directors (the “Board”) of the Company resolved by written consent to reactivate the 2015 ESPP and approved an amendment to the ESPP to (i) reduce the permitted payroll deduction and number of shares of the Company’s common stock that a participant may purchase per calendar year and offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the 2015 ESPP was effective immediately. The Company’s executive officers are eligible to participate in the 2015 ESPP.

As of December 31, 2019, there were 676,388 shares available for future grant under the Company’s two active equity incentive plans, the 2017 Plan and the 2015 Plan.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Stock Options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued to employees and non-employees under its two active equity plans, the 2015 Plan and the 2017 Plan, during the years ended December 31, 2019 and 2018 were:

	Year ended December 31,
Employees:	2019	2018
Expected term	6.2 years	6.2 years
Weighted-average, risk-free interest rate	2.2%	2.8%
Expected volatility	71.1%	70.8%
Dividend yield	—	—

The following table summarizes stock option activity, as adjusted for the Exchange Ratio under the 2015 and 2017 Plans.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2018	1,739,884	$11.92	9.0	$—
Granted	1,427,030	7.07		—
Cancelled or Forfeited	(880,495)	11.02		25
Outstanding at December 31, 2019	2,286,419	9.24	8.7	$43

Vested or expected to vest at December 31, 2019	2,286,419	9.24	8.7	$43
Exercisable at December 31, 2019	845,102	11.43	8.1	$—

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2019. 132,500 options were in the money at December 31, 2019.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2019 and 2018 was approximately $4.59 and $6.35, respectively. The total fair value of awards that vested during the years ended December 31, 2019 and 2018 was $3.9 million and $3.3 million, respectively.

As of December 31, 2019, there was approximately $6.8 million of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.4 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

During the year ended December 31, 2019, 585,600 shares of restricted common stock were granted. During the year ended December 31, 2018, no shares of restricted common stock were granted.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table shows restricted common stock activity:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2018	118,679	$13.54
Granted	585,600	2.49
Vested	(56,314)	13.55
Forfeited	(61,036)	9.19
Unvested at December 31, 2019	586,929	$2.97

The total fair value of shares that vested during the years ended December 31, 2019 and 2018 was $0.1 million and $1.3 million, respectively.

As of December 31, 2019, there was approximately $1.2 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.2 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $4.1 million and $4.3 million, during the years ended December 31, 2019 and 2018, respectively. Equity compensation during the years ended December 31, 2019 and 2018 is derived from stock options and restricted stock awards. Equity-based compensation during the year ended December 31, 2018 also includes $0.7 million related to modifications in equity awards in connection with the separation of the Company’s former Chief Executive Officer.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018 (in thousands):

	Years ended December 31,
	2019	2018
Research and development	$1,377	$1,333
General and administrative	2,757	2,984
	$4,134	$4,317

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2019 and 2018 (in thousands):

	Years ended December 31,
	2019	2018
Stock options	$3,789	$3,361
Restricted stock awards	345	956
	$4,134	$4,317

(10)	Collaboration Agreements

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, in connection with the issuance to Ginkgo of an aggregate of 6,340,771 shares of common stock and Pre-Funded warrants to purchase an aggregate of 2,548,117 common stock (See Note 9), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the December 31, 2019 consolidated balance sheet. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On September 27, 2018, AbbVie and the Company signed an amendment (the “Second Amendment”) to the AbbVie Agreement. The Amendment clarified the requirements necessary to complete the second phase which resulted in additional time and effort in the second phase of the research plan.  Additionally, the Amendment split the next milestone payment under the AbbVie Agreement into two payments: a milestone payment of $2.0 million earned by the Company upon execution of the Amendment and the remaining milestone payment of the balance due upon the successful achievement of specified research and pre-clinical events and the advancement to the third phase of the research plan.

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

The Company determined that the Amendment represented a modification to the AbbVie Agreement. The additional research and development services are not distinct from the remaining research and development services under the second phase of the research plan of the AbbVie Agreement. The Amendment was accounted for as part of the original AbbVie Agreement and the services form part of the single performance obligation that was partially satisfied as of the date of the contract modification. As a result, the transaction price for the current performance obligation associated with the second phase of the research plan increased by $2.0 million. The impact of the contract modification on the transaction price and the measure of progress toward completion of the performance obligation was recognized as an adjustment to revenue upon execution of the Amendment on a cumulative catch-up basis. The cumulative catch-up adjustment to revenue, as a result of the contract modification, was $1.8 million during 2018.

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

For the years ended December 31, 2019 and 2018, the Company recognized $ 2.2 million and $2.5 million, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue amounted to $0.5 million as of December 31, 2019, all of which is included in current liabilities.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(11)	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	2019	2018
Numerator:
Net loss	$(51,373)	$(48,435)
Denominator:
Weighted-average common shares outstanding - basic and diluted	30,284,068	23,882,685
Net loss per share - basic and diluted	$(1.70)	$(2.03)

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

	As of December 31,
	2019	2018
Unvested restricted common stock awards	586,929	118,679
Outstanding options to purchase common stock	2,286,419	1,739,884

(12)	Income Taxes

During the years ended December 31, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of reclaiming a benefit for those losses.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$46,362	$33,275
Tax credit carryforwards	4,262	4,365
Accrued expenses	37	103
Deferred rent	—	2,209
Lease liabilities	6,776	—
Equity compensation	1,481	784
Amortizable intangibles	1,214	1,339
Other	138	78
Gross deferred tax assets	60,270	42,153
Deferred tax liabilities:
Property and equipment	(1,720)	(1,863)
Right of use assets	(4,716)	—
Gross deferred tax liabilities	(6,436)	(1,863)
Valuation allowance	(53,834)	(40,290)
Net deferred tax assets	$—	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $53.8 million and $40.3 million was established at December 31, 2019 and 2018, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows (dollars in thousands):

	Years ended December 31,
	2019	2018
	Tax Rate	Tax Rate
U.S. federal statutory rate	21%	21%
State income taxes, net of federal benefit	6%	6%
Other permanent differences	(1)%	(1)%
Tax credits	0%	3%
Other items	0%	(1)%
Net change in valuation allowance	(26)%	(28)%
Effective income tax rate	—	—

A roll-forward of the valuation allowance for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Years ended December 31,
	2019	2018
Balance at beginning of year	$(40,290)	$(26,515)
Increase in valuation allowance	(13,544)	(13,775)
Balance at end of year	$(53,834)	$(40,290)

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards that may be available to reduce future taxable income of approximately $172.9 million and $125.5 million, respectively. Of the $172.9 million of federal net operating loss carryforwards, $79.4 million begin to expire in 2034. The remaining $93.5 of federal net operating loss carryforwards do not expire. The Company also had state net operating loss carryforwards that may be available to reduce future taxable income of approximately $159.0 million and $109.4 million, for the periods ended December 31, 2019 and 2018, respectively. The state net operating loss carryforwards begin to expire in 2029. In addition, at December 31, 2019, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of approximately $2.5 million and $1.8 million, respectively.

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

The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2019.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2016 to the present are open to examination under the statute. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There are no interest or penalties accrued at December 31, 2019 and 2018.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(13)	Leases

Operating Leases

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts.  Annual rent is approximately $3.1 million.  The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company has paid for tenant improvements of approximately $2.9 million. Additionally, the Company has capitalized approximately $6.6 million of landlord-funded tenant improvements. The Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns, and as such, the amounts were recorded as a leasehold improvement. The landlord-funded tenant improvement allowance is being amortized as a reduction to lease expense ratably over the lease term.  In conjunction with the lease, the Company established a letter of credit of approximately $1.0 million secured by cash balances included in restricted cash. Variable payments based on our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. The Company has an option to extend the term by five years and an option to terminate the agreement if a similar agreement is executed with the landlord or an affiliate of the landlord. Neither option is reasonably certain of exercise and both are excluded from the lease liability calculation.

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

The Company adopted Topic 842 as of January 1, 2019. Leases classified as operating leases are included in operating lease ROU assets, current operating lease liabilities and noncurrent operating lease liabilities in our December 31, 2019 consolidated balance sheet. The operating lease right-of-use asset and operating lease liability represents the Binney Street lease and the Azzur Suite lease. Finance leases are made up of laboratory and office equipment. Cash paid for amounts included in the present value of operating lease liabilities was $3.7 million during the year ended December 31, 2019 which is included in operating cash flows.

The components of lease cost for operating and finance leases for the year ended December 31, 2019 were:

Operating leases	$ (in thousands)
Operating lease cost	$3,344
Short-term lease cost	330
Variable lease cost	1,092
4,766
Finance leases
Depreciation on finance leases	188
Interest on finance leases	21
209
Total lease cost	$4,975

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The right-of-use asset for the operating lease is disclosed on the consolidated balance sheet. The right-of-use asset for finance leases are classified within property and equipment, net, the total right-of-use asset for finance leases is $0.9 million.

The weighted average remaining lease term and the weighted average discount rate for operating and finance leases at December 31, 2019 was:

	Operating Lease	Finance Leases
Weighted average discount rate	8.0%	6.1%
Weighted average remaining lease term (years)	8.2	0.8

The following table reconciles the undiscounted cash flows for the operating and finance leases at December 31, 2019 to the operating and finance lease liabilities recorded on the balance sheet: December 31, 2019

Maturity of lease liabilities	Operating Leases	Finance Leases
	(in thousands)
2020	$3,892	$214
2021	4,236	2
2022	4,389	—
2023	3,574	—
2024	3,681	—
Thereafter	14,386	—
Total lease payments	34,158	216
Less: imputed interest	9,354	6
Total lease liabilities	$24,804	$210
Current lease liabilities	2,000	208
Long-term lease liabilities	22,804	2

(14)	Commitments and Contingencies

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

(15)	Employee Benefits

The Company has a defined contribution 401(k) plan for eligible employees. Employees are eligible to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company started to match employee contributions effective January 1, 2019. The Company matched 50% of the employee contributions to the 401(k) plan up to a maximum of 4% of the participating employee’s eligible earnings, resulting in a maximum company match of 2% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations.

(16)	Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. See Note 10, Gingko Collaboration.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At December 31, 2019, the Company had remaining balances of $11.5 million and $15.7 million of current and non-current pre-paid research and development costs related to this transaction, respectively. For the year ended December 31, 2019, the Company used $2.8 million of the pre-paid research and development expenses.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(17)	Selected Quarterly Data (Unaudited)

The following tables contain quarterly financial information for 2019 and 2018 (in thousands).  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$338	$350	$305	$1,231
Operating expenses	14,035	13,445	14,443	14,710
Loss from operations	(13,697)	(13,095)	(14,138)	(13,479)
Net loss	(12,946)	(12,344)	(13,285)	(12,798)
Net loss per share - basic and diluted	$(0.51)	$(0.45)	$(0.39)	$(0.37)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$354	$254	$1,801	$111
Operating expenses	11,990	15,606	13,335	12,819
Loss from operations	(11,636)	(15,352)	(11,534)	(12,708)
Net loss	(11,165)	(14,591)	(10,748)	(11,931)
Net loss per share - basic and diluted	$(0.55)	$(0.59)	$(0.43)	$(0.47)