Form 10-Q
period 2020-03-31
SYNLOGIC, INC.
filed 2020-05-08
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 32,838,515 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

•

the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our clinical trials, business operations and funding requirements; and

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$19,453	$26,184
Short-term marketable securities	94,796	93,387
Prepaid expenses and other current assets	13,166	13,675
Total current assets	127,415	133,246
Long-term marketable securities	—	7,502
Property and equipment, net	12,661	13,021
Right of use asset - operating lease	16,843	17,263
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	13,055	16,381
Other assets	64	64
Total assets	$171,135	$188,574
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,696	$2,165
Accrued expenses	2,327	3,946
Deferred revenue	445	544
Lease liability - operating lease	2,210	2,000
Finance lease obligations	141	208
Total current liabilities	6,819	8,863
Long-term liabilities:
Lease liability - operating lease, net of current portion	22,198	22,804
Finance lease obligations, net of current portion	1	2
Total long-term liabilities	22,199	22,806
Commitments and contingencies (Note 11)
Stockholders' Equity
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2020 and December 31, 2019. 32,459,394 and 32,266,814 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	33	33
Additional paid-in capital	328,995	327,900
Accumulated other comprehensive loss	55	110
Accumulated deficit	(186,966)	(171,138)
Total stockholders' equity	142,117	156,905
Total liabilities and stockholders' equity	$171,135	$188,574

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenue	$100	$338
Operating expenses:
Research and development	12,677	10,384
General and administrative	3,821	3,651
Total operating expenses	16,498	14,035
Loss from operations	(16,398)	(13,697)
Other income (expense):
Interest and investment income	574	757
Interest expense	(3)	(7)
Other income (expense)	(1)	1
Other income (expense), net	570	751
Net loss	$(15,828)	$(12,946)

Net loss per share - basic and diluted	$(0.46)	$(0.51)
Weighted-average common stock outstanding - basic and diluted	34,233,688	25,293,791
Comprehensive loss:
Net loss	$(15,828)	$(12,946)
Net unrealized gain (loss) on marketable securities	(55)	104
Comprehensive loss	$(15,883)	$(12,842)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other
	$0.001 par value		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
	For the Three Months Ended March 31, 2020
Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905
Issuance of restricted stock	226,335	—	—	—	—	—
Cancellation of restricted stock	(33,755)	—	—	—	—	—
Equity-based compensation expense	—	—	1,095	—	—	1,095
Unrealized gain (loss) on securities	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(15,828)	(15,828)
Balance at March 31, 2020	32,459,394	$33	$328,995	$55	$(186,966)	$142,117
	For the Three Months Ended March 31, 2019
Balance at December 31, 2018	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098
Cancellation of restricted stock	(12,836)	—	—	—	—	—
Equity-based compensation expense	—	—	954	—	—	954
Unrealized gain (loss) on securities	—	—	—	104	—	104
Net loss	—	—	—	—	(12,946)	(12,946)
Balance at March 31, 2019	25,388,643	$25	$244,857	$39	$(132,711)	$112,210

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(15,828)	$(12,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667	683
Equity-based compensation expense	1,095	954
Accretion/amortization of investment securities	(45)	(446)
Reduction in carrying amount of operating lease right-of-use asset	420	221
Changes in operating assets and liabilities:
Accounts receivable	—	(2,500)
Prepaid expenses and other current assets	509	152
Prepaid research and development, net of current portion	3,327	—
Accounts payable and accrued expenses	(2,129)	(1,084)
Deferred revenue	(100)	2,161
Operating lease liabilities	(395)	(313)
Net cash used in operating activities	(12,479)	(13,118)
Cash flows from investing activities:
Purchases of marketable securities	(14,269)	(39,346)
Proceeds from maturity of marketable securities	18,852	57,282
Proceeds from redemption of marketable securities	1,500
Purchases of property and equipment	(266)	(261)
Net cash provided by investing activities	5,817	17,675
Cash flows from financing activities:
Payments on finance lease obligations	(69)	(65)
Net cash used in financing activities	(69)	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,731)	4,492
Cash, cash equivalents and restricted cash at beginning of period	27,281	12,349
Cash, cash equivalents and restricted cash at end of period	$20,550	$16,841

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$41	$(71)
Cash paid for interest	$3	$7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

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

Risks and Uncertainties

At March 31, 2020, the Company had approximately $114.2 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $187.0 million. Since its inception through March 31, 2020, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “2019 Annual Report”), have had no material changes during the three months ended March 31, 2020. The updated accounting policy and the impact of adoption are discussed in the “Recently Adopted Accounting Pronouncements” section in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2019 and 2018 audited consolidated financial statements and notes included in the Company’s 2019 Annual Report. The December 31, 2019 consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2020 and 2019.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or future year or period.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(3)	Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the Company’s 2019 Annual Report.

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

At March 31, 2020 and December 31, 2019, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,177	$8,177	$—	$—
Commercial paper (included in marketable securities)	16,404	—	16,404	—
Corporate debt securities (included in marketable securities)	70,878	—	70,878	—
U.S. government agency securities and treasuries	7,514	—	7,514	—
Total	$102,973	$8,177	$94,796	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3,240	$3,240	$—	$—
Commercial paper (included in cash and cash equivalents)	4,249	—	4,249	—
Commercial paper (included in marketable securities)	20,501	—	20,501	—
Corporate debt securities (included in cash and cash equivalents)	6,005	—	6,005	—
Corporate debt securities (included in marketable securities)	71,383	—	71,383	—
U.S. government agency securities and treasuries	9,005	—	9,005	—
Total	$114,383	$3,240	$111,143	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at March 31, 2020 and December 31, 2019 approximate fair value as they bear interest at a rate approximating a market interest rate.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$16,356	$48	$—	$16,404
Corporate debt securities	70,882	45	(49)	70,878
U.S. government agency securities	7,503	11	—	7,514
Total	$94,741	$104	$(49)	$94,796

December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$20,484	$18	$(1)	$20,501
Corporate debt securities	71,288	96	(1)	71,383
U.S. government agency securities	9,005	2	(2)	9,005
Total	$100,777	$116	$(4)	$100,889

The contractual maturity of all securities held at March 31, 2020 was eleven months or less.  There were nine investments in an unrealized loss position at March 31, 2020 and December 31, 2019, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at March 31, 2020 and December 31, 2019 was $25.7 million and $24.8 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at March 31, 2020.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2020	2019
Laboratory equipment	$7,772	$7,523
Computer and office equipment	782	782
Furniture and fixtures	421	421
Leasehold improvements	9,514	9,514
Construction in progress	470	412
	18,959	18,652
Less accumulated depreciation	(6,298)	(5,631)
	$12,661	$13,021

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Payroll related	$1,034	$2,372
Professional fees	489	444
Research and development	649	1,005
Other	155	125
	$2,327	$3,946

(7)	Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million.

The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance.

The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. None of the Pre-Funded Warrants have been exercised as of March 31, 2020.

(8)	Equity‑based Compensation and Equity Incentive Plans

The Company is displaying all equity in its post-Merger amounts.

Equity Plans

The Company currently has three active equity plans.

The 2015 Equity Incentive Award Plan (the “2015 Plan”) was adopted by Mirna in 2015 and remains active after the Merger, now functioning as the primary equity plan for the Company. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards. Pursuant to the evergreen provision of the 2015 Plan, which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 1,613,340 shares to the 2015 Plan on January 1, 2020.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The 2015 Employee Stock Purchase Plan (“ESPP”) was adopted by Mirna in 2015 and allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  The Company suspended the ESPP in 2017. In December 2019, the Board reactivated the ESPP and approved an amendment to the ESPP to (i) reduce the permitted aggregate yearly payroll deduction and maximum number of shares of the Company’s common stock that a participant may purchase per offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the ESPP was effective immediately. The Company’s executive officers are eligible to participate in the ESPP. There were no options to purchase shares of common stock under the ESPP exercised as of March 31, 2020.

As of March 31, 2020, there were 1,131,108 shares available for future grant under the 2017 Plan and the 2015 Plan, and 375,519 shares available for future grant under the ESPP.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the Company’s 2019 Annual Report.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2020 under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term (in years)	(in thousands)
Outstanding at December 31, 2019	2,286,419	$9.24	8.7	$43
Granted	1,052,113	1.77		—
Forfeited	(86,073)	9.30		1
Outstanding at March 31, 2020	3,252,459	6.82	8.9	$18

Vested or expected to vest at March 31, 2020	3,252,459	6.82	8.9	18

Exercisable at March 31, 2020	919,285	11.26	8.0	$—

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at March 31, 2020 and December 31, 2019.

As of March 31, 2020, there was $6.9 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.4 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Restricted Common Stock

The following table shows restricted stock activity during the three months ended March 31, 2020:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2019	586,929	$2.97
Granted	226,335	1.70
Vested	(9,318)	13.53
Forfeited	(33,755)	2.45
Unvested at March 31, 2020	770,191	$2.49

As of March 31, 2020, there was approximately $1.3 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.9 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Equity Compensation

The Company has recorded total equity-based compensation expense of approximately $1.1 million during the three months ended March 31, 2020 and $1.0 million and during the three months ended March 31, 2019.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$441	$284
General and administrative	654	670
	$1,095	$954

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	$875	$926
Restricted stock awards	220	28
	$1,095	$954

(9)	Collaboration Agreements

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo Bioworks, Inc. (Ginkgo). In June 2019, in connection with the issuance to Ginkgo of an aggregate of 6,340,771 shares of common stock and Pre-Funded warrants to purchase an aggregate of 2,548,117 common stock (See Note 7), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the March 31, 2020 consolidated balance sheet. At March 31, 2020, the Company had remaining balances of $11.3 million and $12.4 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

On September 27, 2018, AbbVie and the Company signed an amendment (the “Second Amendment”) to the AbbVie Agreement. The Second Amendment clarified the requirements necessary to complete the second phase which resulted in additional time and effort in the second phase of the research plan.  Additionally, the Second Amendment split the next milestone payment under the AbbVie Agreement into two payments: a milestone payment of $2.0 million earned by the Company upon execution of the Second Amendment and the remaining milestone payment of the balance due upon the successful achievement of specified research and pre-clinical events and the advancement to the third phase of the research plan.

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

For the three months ended March 31, 2020 and 2019, the Company recognized revenue of $0.1 million and $0.3 million, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue amounted to $0.4 million as of March 31, 2020, all of which is included in current liabilities.

(10)	Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock and outstanding stock options. In June 2019, the Company sold 6,340,771 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering (see Note 10, Ginkgo Collaboration, in the audited financial statements included in the Company’s 2019 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

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

	As of March 31,
	2020	2019
Unvested restricted common stock awards	770,191	87,719
Outstanding options to purchase common stock	3,252,459	2,747,043

(11)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020, have had no material changes during the three months ended March 31, 2020.

(12)	Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of March 31, 2020, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the Company’s 2019 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At March 31, 2020, the Company had remaining balances of $11.3 million and $12.4 million of current and non-current pre-paid research and development costs related to this transaction, respectively. For the three months ended March 31, 2020, the Company used $3.6 million of the pre-paid research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 (the “2019 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page [15] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

We believe we have the core competencies in synthetic biology and manufacturing, as well as translational medicine, regulatory experience and clinical development to successfully discover and develop our Synthetic Biotic medicines. In June 2019, we announced an expanded collaboration with Ginkgo Bioworks, Inc. (Ginkgo) to complement our in-house expertise in strain design and development. Ginkgo uses software and automation to program and optimize microbial strains at a large scale. Ginkgo’s technology provides us with a synthetic biology-based cell programming platform for testing thousands of microbial strains to accelerate progression of early preclinical leads to drug candidates optimized for clinical development.

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

Our most advanced product candidate for the treatment of metabolic dysfunction is SYNB1618, an oral therapy intended for the treatment of PKU, a rare metabolic disease in which Phe accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the U.S. Food and Drug Administration (FDA). We initiated a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 in April 2018 and announced top-line data from healthy volunteers evaluated in this study in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. We have also evaluated a new lyophilized formulation of SYNB1618 in a bridging study in healthy volunteers. The study of this more patient- and commercialization-

appropriate presentation of SYNB1618 demonstrated improved tolerability over the early liquid formulation. The next step for SYNB1618 is to conduct a Phase 2 clincial trial.  This trial is designed to evaluate safety and tolerability of a solid formulation of SYNB1618 as well as its potential to lower blood Phe levels in PKU patients. Synlogic is evaluating clinical program progress as a result of the ongoing COVID-19 pandemic.  While Synlogic intends to continue to work with sites to complete preparatory work, in light of the COVID-19 pandemic, it does not expect to be able to enroll subjects into its Phase 2 clinical trial of SYNB1618 until it is safe for patients to enter clinical trial sites. Synlogic now expects to initiate a Phase 2 clinical trial of SYNB1618 in the second half of 2020.

The strain design and engineering, translational research, clinical and regulatory planning and scalable manufacturing of our PKU program has informed development of future clinical candidates.  We are also developing pre-clinical product candidates to address other metabolic conditions including enteric hyperoxaluria and MSUD.  Enteric hyperoxaluria is a form of secondary hyperoxaluria caused by increased absorption of oxalate as a result of certain intestinal diseases, including Crohn's disease and short bowel syndrome or as a result of surgical procedures such as bariatric weight-loss surgery. The disorder can lead to a range of conditions of increasing severity from urinary tract infections to recurrent kidney stones and renal failure. MSUD is an inherited, rare metabolic disease characterized by a deficiency of enzymes required to break down certain amino acids. The most common and severe form of the disease is the classic type, which becomes apparent soon after birth and, if left untreated, can lead to seizures, coma, and death. Variant forms of the disorder become apparent later in infancy or childhood and are typically milder, but also lead to delayed development and other health problems if not treated. In our enteric hyperoxaluria program, we expect to move a clinical candidate into IND-enabling studies in 2020.

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

We have also developed a portfolio of Synthetic Biotic medicines to treat certain cancers which are designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. We envision that multiple engineered functions could be combined in one Synthetic Biotic medicine. These Synthetic Biotic medicines could also be used in combination with other cancer therapies such as check-point inhibitors. Our first Synthetic Biotic clinical immuno-oncology (IO) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. SYNB1891 has been designed to activate the immune response in tumors via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the Stimulator of Interferon Genes, also referred to as the STING pathway. In January 2020, we announced that we had treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy.  Once an MTD is identified, we will evaluate treatment of patients with a combination of SYNB1891 and the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche. While we anticipate the Phase 1 clinical trial will remain open and currently enrolled patients will continue on trial, in light of the COVID-19 pandemic, we expect enrollment of new patients to slow which may impact the availability of data in 2020.

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

In December 2019 an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, we are not experiencing significant impact or delays from COVID-19 on our business, operations, except as described herein.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of March 31, 2020, we have received approximately $322.8 million in proceeds as we financed our operations through various debt and equity financing arrangements and collaboration agreements, including $8.5 million in payments received under the AbbVie Agreement, and $79.9 million in total net proceeds from the sale of our common stock and pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) in June 2019.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $15.8 million and $12.9 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of approximately $187.0 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue to date is generated from our collaboration agreement with AbbVie.  The collaboration agreement contains multiple deliverables, which include an exclusive option for AbbVie to acquire IBDCo and research and development milestones.  See Note 10, Collaboration Agreements: AbbVie Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement. We expect our revenue to fluctuate for the foreseeable future as it is principally based on the achievement of research and development milestones under our collaboration agreement with AbbVie.

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

	For the three months ended
	March 31,
	2020	2019
SYNB1020	$122	$1,038
SYNB1618	3,634	897
SYNB1891	372	1,198
External pre-development candidate expenses and unallocated expenses	2,159	683
Internal research and development expenses	6,390	6,568
	$12,677	$10,384

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

Our critical accounting policies are described in our 2019 Annual Report. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	For the three months ended		Change
	March 31, 2020	March 31, 2019	$
	(in thousands)
Revenue	$100	$338	$(238)
Operating expenses:
Research and development	12,677	10,384	2,293
General and administrative	3,821	3,651	170
Total operating expenses	16,498	14,035	2,463
Loss from operations	(16,398)	(13,697)	(2,701)
Other income (expense):
Interest and investment income	574	757	(183)
Interest expense	(3)	(7)	4
Other expense	(1)	1	(2)
Other income (expense), net	570	751	(181)
Net loss	$(15,828)	$(12,946)	$(2,882)

Revenue

Revenue was $0.1 million for the three months ended March 31, 2020 as compared to $0.3 million for the three months ended March 31, 2019. Revenue for both periods was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration.

Operating Expenses

Research and Development Expense

Research and development expense was $12.7 million for the three months ended March 31, 2020 compared to $10.4 million in the corresponding period in 2019. The increase in research and development expense was primarily due to an increase of $2.5 million of nonclinical development costs, mostly for our SYNB1618 and MSUD programs, $0.6 million of clinical development costs for our SYNB1618 program, an increase of $0.3 million in clinical development costs for our SYNB1891 program, and an increase of $0.1 million of research and development support costs. These increases were partially offset by a decrease of $0.6 million in clinical development costs for our SYNB1020 program, a decrease of $0.3 million of manufacturing costs for our SYNB1891 program and a decrease of $0.3 million in compensation, benefits and other employee-related expenses. Research and development support costs include increased lease cost related to our lease with Azzur Group, LLC (“Azzur”). Azzur has agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the “Azzur Suite”), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the “Term”), as further described under Note 13, Leases, in the audited financial statements included in the Company’s 2019 Annual Report.

General and Administrative Expense

General and administrative expense was $3.8 million for the three months ended March 31, 2020 compared to $3.7 million for the corresponding period in 2019. The increase was primarily due to increases in professional services and corporate expenses.

Other Income (Expense)

Other income (expense) was $0.6 million for the three months ended March 31, 2020, compared to $0.8 million for the corresponding period in 2019. The decrease in other income (expense) of $0.2 million was related to a decrease in interest and investment income resulting from lower cash balances and lower interest rates generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of March 31, 2020 we had an accumulated deficit of approximately $187.0 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under our AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  In June 2019, we issued to Ginkgo 6,340,771 shares of common stock and accompanying Pre-Funded warrants to purchase an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to us were approximately $79.9 million. At March 31, 2020, we had approximately $114.2 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2020, our cash, cash equivalents and marketable securities balance decreased approximately $12.8 million.  This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our finance leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(12,479)	$(13,118)
Investing activities	5,817	17,675
Financing activities	(69)	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,731)	$4,492

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $12.5 million for the three months ended March 31, 2020.  The primary use of cash was our net loss of $15.8 million and an increase in working capital of $1.2 million, primarily related to increases in prepaid research and development expenses, as result of our June 2019 services agreement with Ginkgo, increases in prepaid expenses and other current assets, decreases in accounts receivable and deferred revenue, decreases in accounts payable and accrued expenses, offset by a decrease in deferred revenue and an increase in operating lease liability. Net loss was partially offset by $2.1 million of non-cash items primarily including depreciation and equity-based compensation.

Net cash, cash equivalents and restricted cash used in operating activities was $13.1 million for the three months ended March 31, 2019.  The primary use of cash was our net loss of $12.9 million and a decrease in working capital of $1.6 million, primarily related to decreases in accounts payable and accrued expenses, and an increase in operating lease liability and accounts receivable offset by an increase in deferred revenue and prepaid expenses and other current assets. Net loss was partially offset by $1.4 million of non-cash items primarily including depreciation and equity-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $5.8 million and resulted primarily from the proceeds from maturity of and redemption of marketable securities of $20.4 million. This was offset by the purchases of marketable securities of $14.3 million and property and equipment of $0.3 million.

Net cash provided in investing activities for the three months ended March 31, 2019 was $17.7 million and resulted primarily from the proceeds of maturity of marketable securities of $57.3 million. The increase was partially offset by purchases of marketable securities of $39.3 million and purchases of property and equipment of $0.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 and for the corresponding period in 2019, totaled $0.1 million solely related to payments on our finance leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of March 31, 2020, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

•	the extent to which our business is adversely impacted by the effects of the novel coronavirus outbreak or by other health epidemics or pandemics.

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

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our 2019 Annual Report.

Related Party Transactions

For a description of transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Related Party Transactions of Directors and Executive Officers of the Combined Organization – Synlogic Transactions” in our proxy statement filed with the SEC on April 17, 2020.

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

Item 4. Controls and Procedures

Definition and limitations of disclosure controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $15.8 million and $12.9 million for the three months ended March 31, 2020 and 2019 respectively. As of March 31, 2020, we had an accumulated deficit of approximately $187.0 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In April 2018, we announced that we dosed the first patient in our Phase 1b/2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis. Based on the data obtained in this clinical trial, the SYNB1020 program was discontinued in August 2019. In April 2018 we dosed our first subject in a Phase 1/2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU. In light of the COVID-19 pandemic, we do not expect to be able to enroll subjects into our Phase 1/2a clinical trial of SYNB1618 until it is safe for patients to enter clinical trial sites. In January 2020 we announced that we had dosed the first subject in our Phase 1 clinical trial of SYNB1891 which is being developed for the treatment of patients with solid tumors and lymphoma. In light of the COVID-19 pandemic, we expect enrollment of new patients in the Phase 1 trial of SYNB1891 to slow, which has the potential to impact the availability of data in 2020. All of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We or the third parties upon which we depend may be adversely affected by earthquakes or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.

The novel coronavirus outbreak has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities and pre-commercial launch activities. COVID-19 originated in Wuhan, China, in December 2019 the virus has since spread to multiple countries, including the United States, where we are currently conducting our clinical trials. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

The continued spread globally could also have a material adverse effect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. At present, in light of the COVID-19 pandemic, we do not expect to be able to enroll subjects into our Phase 1/2a clinical trial of SYNB1618 until it is safe for patients to enter clinical trial sites and we expect enrollment of new patients in the Phase 1 trial of SYNB1891 to slow, which has the potential to impact the availability of data in 2020. The coronavirus outbreak may further delay enrollment in our planned or ongoing clinical trials due to prioritization of hospital resources toward the outbreak, the protection of the health of patients and investigators at the clinical trial sites, and restrictions on work and travel. In addition, some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. These and other factors could significantly delay our ability to conduct clinical trials or release clinical trial results.

COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials. In addition, we have taken precautionary measures, and may take additional measures, intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the extent to which current or future business shutdowns and disruptions may impact or limit our ability or the ability of any of the third parties with which we engage to conduct business in the manner and on the timelines presently planned. Any such impacts or limitations could have a material adverse impact on our business and our results of operation and financial condition. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.2 million at March 31, 2020 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of May 1, 2020, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 48.7% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of May 1, 2020, there were a total of 32,838,515 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1	Amendment No. 1 to the Subscription Agreement dated as of April 1, 2020, by and between the Company and Ginkgo Bioworks, Inc.	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Date: May 8, 2020

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ GREGG BELOFF
Gregg Beloff
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)