Form 10-Q
period 2020-06-30
SYNLOGIC, INC.
filed 2020-08-06
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 30, 2020, there were 34,165,785 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$31,350	$26,184
Short-term marketable securities	77,786	93,387
Prepaid expenses and other current assets	13,096	13,675
Total current assets	122,232	133,246
Long-term marketable securities	—	7,502
Property and equipment, net	12,055	13,021
Right of use asset - operating lease	16,416	17,263
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	7,532	16,381
Other assets	61	64
Total assets	$159,393	$188,574
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,195	$2,165
Accrued expenses	2,432	3,946
Deferred revenue	—	544
Lease liability - operating lease	2,359	2,000
Finance lease obligations	72	208
Total current liabilities	6,058	8,863
Long-term liabilities:
Lease liability - operating lease, net of current portion	21,581	22,804
Finance lease obligations, net of current portion	—	2
Other long-term liabilities	82	—
Total long-term liabilities	21,663	22,806
Commitments and contingencies (Note 11)
Stockholders' Equity
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2020 and December 31, 2019. 34,145,111 and 32,266,814 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	34	33
Additional paid-in capital	333,925	327,900
Accumulated other comprehensive loss	214	110
Accumulated deficit	(202,501)	(171,138)
Total stockholders' equity	131,672	156,905
Total liabilities and stockholders' equity	$159,393	$188,574

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$445	$350	$545	$688
Operating expenses:
Research and development	12,909	9,703	25,586	20,087
General and administrative	3,473	3,742	7,294	7,393
Total operating expenses	16,382	13,445	32,880	27,480
Loss from operations	(15,937)	(13,095)	(32,335)	(26,792)
Other income (expense):
Interest and investment income	406	759	980	1,516
Interest expense	(2)	(5)	(5)	(12)
Other income (expense)	(2)	(3)	(3)	(2)
Other income (expense), net	402	751	972	1,502
Net loss	$(15,535)	$(12,344)	$(31,363)	$(25,290)

Net loss per share - basic and diluted	$(0.44)	$(0.45)	$(0.91)	$(0.96)
Weighted-average common stock outstanding - basic and diluted	34,967,761	27,242,514	34,604,738	26,284,262
Comprehensive loss:
Net loss	$(15,535)	$(12,344)	$(31,363)	$(25,290)
Net unrealized gain (loss) on marketable securities	159	29	104	133
Comprehensive loss	$(15,376)	$(12,315)	$(31,259)	$(25,157)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other
	$0.001 par value		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
	For the Three Months Ended June 30, 2020
Balance at March 31, 2020	32,459,394	$33	$328,995	$55	$(186,966)	$142,117
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	1,778,982	1	3,855	—	—	3,856
Cancellation of restricted stock	(93,265)	—	—	—	—	—
Equity-based compensation expense	—	—	1,075	—	—	1,075
Unrealized gain (loss) on securities	—	—	—	159	—	159
Net loss	—	—	—	—	(15,535)	(15,535)
Balance at June 30, 2020	34,145,111	$34	$333,925	$214	$(202,501)	$131,672

	For the Three Months Ended June 30, 2019
Balance at March 31, 2019	25,388,643	$25	$244,857	$39	$(132,711)	$112,210
Proceeds from issuance of common stock, net of issuance costs	6,340,771	$7	$56,976	—	—	56,983
Proceeds from pre-funded common stock warrants, net of issuance costs	—	—	$22,874	—	—	22,874
Cancellation of restricted stock	(9,695)	—	—	—	—	—
Equity-based compensation expense	—	—	1,071	—	—	1,071
Unrealized gain (loss) on securities	—	—	—	29	—	29
Net loss	—	—	—	—	(12,344)	(12,344)
Balance at June 30, 2019	31,719,719	$32	$325,778	$68	$(145,055)	$180,823

	For the Six Months Ended June 30, 2020
Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	1,778,982	$1	$3,855	—	—	3,856
Issuance of restricted stock	226,335	—	—	—	—	—
Cancellation of restricted stock	(127,020)	—	—	—	—	—
Equity-based compensation expense	—	—	2,170	—	—	2,170
Unrealized gain (loss) on securities	—	—	—	104	—	104
Net loss	—	—	—	—	(31,363)	(31,363)
Balance at June 30, 2020	34,145,111	$34	$333,925	$214	$(202,501)	$131,672

	For the Six Months Ended June 30, 2019
Balance at December 31, 2018	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098
Proceeds from issuance of common stock, net of issuance costs	6,340,771	$7	$56,976	—	—	56,983
Proceeds from pre-funded common stock warrants, net of issuance costs	—	—	$22,874	—	—	22,874
Cancellation of restricted stock	(22,531)	—	—	—	—	—
Equity-based compensation expense	—	—	2,025	—	—	2,025
Unrealized gain (loss) on securities	—	—	—	133	—	133
Net loss	—	—	—	—	(25,290)	(25,290)
Balance at June 30, 2019	31,719,719	$32	$325,778	$68	$(145,055)	$180,823

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(31,363)	$(25,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,326	1,356
Equity-based compensation expense	2,170	2,025
Accretion/amortization of investment securities	(29)	(883)
Reduction in carrying amount of operating lease right-of-use asset	848	565
Changes in operating assets and liabilities:
Prepaid expenses and other assets	582	(32,472)
Prepaid research and development, net of current portion	8,849	—
Accounts payable and accrued expenses	(2,524)	(273)
Deferred revenue	(544)	1,812
Operating lease liabilities	(864)	(544)
Other long-term liabilities	82	—
Net cash used in operating activities	(21,467)	(53,704)
Cash flows from investing activities:
Purchases of marketable securities	(35,744)	(108,633)
Proceeds from maturity of marketable securities	43,732	89,496
Proceeds from redemption of marketable securities	15,247	—
Purchases of property and equipment	(320)	(695)
Net cash provided by (used in) investing activities	22,915	(19,832)
Cash flows from financing activities:
Payments on finance lease obligations	(138)	(131)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	3,856	—
Proceeds from issuance of common stock, net of issuance costs	—	56,983
Proceeds from issuance of pre-funded common stock warrants, net of issuance costs	—	22,874
Net cash provided by financing activities	3,718	79,726
Net increase (decrease) in cash, cash equivalents and restricted cash	5,166	6,190
Cash, cash equivalents and restricted cash at beginning of period	27,281	12,349
Cash, cash equivalents and restricted cash at end of period	$32,447	$18,539

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$41	$(334)
Issuance costs included in accounts payable and accrued expenses	$10	$100
Cash paid for interest	$5	$12
Assets acquired under operating lease obligation	$—	$1,625

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (“Synlogic” or the “Company”), is a clinical-stage biopharmaceutical company focused on the discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, leveraging a reproducible, modular approach to microbial engineering to develop beneficial microbes which perform or deliver critical therapeutic functions. Synthetic Biotic medicines can be designed to sense a local disease context within a patient’s body and respond by metabolizing a toxic substance, compensating for missing or damaged metabolic pathways, or by delivering combinations of therapeutic factors. Synlogic’s goal is to discover, develop, and, ultimately, commercialize Synthetic Biotic medicines. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

Synlogic, Inc. (“Private Synlogic” when referred to prior to the Merger (as defined below)) was founded and began operations on March 14, 2014, as TMC Therapeutics, Inc., located in Cambridge, Massachusetts. On July 15, 2014, TMC Therapeutics, Inc. changed its name to Synlogic, Inc. On July 2, 2015, the common and preferred stockholders of Private Synlogic executed the Synlogic, LLC Contribution Agreement (the “Contribution Agreement”), pursuant to which such common and preferred stockholders contributed such stockholders’ equity interests in Private Synlogic in exchange for common and preferred units in a newly formed parent company named Synlogic, LLC. In addition, Synlogic IBDCo, Inc. (“IBDCo”) was formed as a subsidiary of Synlogic, LLC (the “2015 Reorganization”). In conjunction with the 2015 Reorganization, Private Synlogic entered into a license, option and merger agreement with AbbVie S.à.r.l. (“AbbVie”), for the development of treatments for inflammatory bowel disease (“IBD”). See Note 9, Collaboration Agreements – AbbVie Collaboration Agreement.

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

Risks and Uncertainties

At June 30, 2020, the Company had approximately $109.1 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $202.5 million. Since its inception through June 30, 2020, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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
(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “2019 Annual Report”), have had no material changes during the three and six months ended June 30, 2020. The updated accounting policy and the impact of adoption are discussed in the “Recently Adopted Accounting Pronouncements” section in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2019 and 2018 audited consolidated financial statements and notes included in the Company’s 2019 Annual Report. The December 31, 2019 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2020 and 2019.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or future year or period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 – Income Taxes – (Topic 740): Simplifying the Accounting for Income Taxes, which provides amended guidance on income tax accounting. The amended guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted. The amended guidance, which simplifies the accounting for income taxes, includes the removal of exceptions to the general principles of ASC 740. The standard removed the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The Company adopted the new guidance effective on January 1, 2020 which had an immaterial impact on its consolidated financial statements.

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

At June 30, 2020 and December 31, 2019, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$17,852	$17,852	$—	$—
Commercial paper (included in marketable securities)	32,948	—	32,948	—
Corporate debt securities (included in marketable securities)	43,831	—	43,831	—
U.S. government agency securities and treasuries	1,006	—	1,006	—
Total	$95,637	$17,852	$77,785	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3,240	$3,240	$—	$—
Commercial paper (included in cash and cash equivalents)	4,249	—	4,249	—
Commercial paper (included in marketable securities)	20,501	—	20,501	—
Corporate debt securities (included in cash and cash equivalents)	6,005	—	6,005	—
Corporate debt securities (included in marketable securities)	71,383	—	71,383	—
U.S. government agency securities and treasuries	9,005	—	9,005	—
Total	$114,383	$3,240	$111,143	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at June 30, 2020 and December 31, 2019 approximate fair value as they bear interest at a rate approximating a market interest rate.
(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$32,880	$73	$(5)	$32,948
Corporate debt securities	43,691	141	—	43,832
U.S. government agency securities	1,001	5	—	1,006
Total	$77,572	$219	$(5)	$77,786

December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$20,484	$18	$(1)	$20,501
Corporate debt securities	71,288	96	(1)	71,383
U.S. government agency securities	9,005	2	(2)	9,005
Total	$100,777	$116	$(4)	$100,889

The contractual maturity of all securities held at June 30, 2020 was 11 months or less.  There were four and nine investments in an unrealized loss position at June 30, 2020 and December 31, 2019, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at June 30, 2020 and December 31, 2019 was $14.0 million and $24.8 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at June 30, 2020.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory equipment	$7,780	$7,523
Computer and office equipment	782	782
Furniture and fixtures	421	421
Leasehold improvements	9,514	9,514
Construction in progress	516	412
	$19,013	18,652
Less accumulated depreciation	(6,958)	(5,631)
	$12,055	$13,021

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Payroll related	$1,848	$2,372
Professional fees	418	444
Research and development	102	1,005
Other	64	125
	$2,432	$3,946

(7)	Stockholders’ Equity

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

The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. None of the Pre-Funded Warrants have been exercised as of June 30, 2020.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

On October 13, 2017 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, through Cowen as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. During the three month period ended June 30, 2020, 1,778,982 shares of common stock were sold pursuant to the ATM, resulting in net proceeds of approximately $3.9 million.
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

The 2015 Employee Stock Purchase Plan (“ESPP”) was adopted by Mirna in 2015 and allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  The Company suspended the ESPP in 2017. In December 2019, the Board reactivated the ESPP and approved an amendment to the ESPP to (i) reduce the permitted aggregate yearly payroll deduction and maximum number of shares of the Company’s common stock that a participant may purchase per offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the ESPP was effective immediately. The Company’s executive officers are eligible to participate in the ESPP. There were no options to purchase shares of common stock under the ESPP exercised as of June 30, 2020.

As of June 30, 2020, there were 1,300,740 shares available for future grant under the 2017 Plan and the 2015 Plan, and 375,519 shares available for future grant under the ESPP.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the Company’s 2019 Annual Report.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2020 under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term (in years)	(in thousands)
Outstanding at December 31, 2019	2,286,419	$9.24	8.7	$43
Granted	1,184,863	1.82		—
Forfeited	(295,190)	6.93		43
Outstanding at June 30, 2020	3,176,092	6.69	8.7	$290

Vested or expected to vest at June 30, 2020	3,176,092	6.69	8.7	290

Exercisable at June 30, 2020	1,137,599	10.42	7.9	$11

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at June 30, 2020 and December 31, 2019.

As of June 30, 2020, there was $5.5 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.2 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

The following table shows restricted stock activity during the six months ended June 30, 2020:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2019	586,929	$2.97
Granted	226,335	1.70
Vested	(17,104)	13.56
Forfeited	(127,020)	2.36
Unvested at June 30, 2020	669,140	$2.38

As of June 30, 2020, there was approximately $0.9 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.8 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on April 1 and ending on October 1. The compensation cost for the three and six months ended June 30, 2020 was $12,000. There was no compensation expense related to the ESPP for the three and six months ended June 30, 2019.

Equity Compensation

The Company has recorded total equity-based compensation expense of approximately $1.1 million and $2.2 million during the three and six months ended June 30, 2020, respectively and $1.1 million and $2.0 million during the three and six months ended June 30, 2019, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$486	$349	$927	$633
General and administrative	589	722	1,243	1,392
	$1,075	$1,071	$2,170	$2,025

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$890	$1,047	$1,765	$1,973
Restricted stock awards	173	24	393	52
Employee stock purchase plan	12	—	12	—
	$1,075	$1,071	$2,170	$2,025

(9)	Collaboration Agreements

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo Bioworks, Inc. (“Ginkgo”). In June 2019, in connection with the issuance to Ginkgo of an aggregate of 6,340,771 shares of common stock and Pre-Funded warrants to purchase an aggregate of 2,548,117 common stock (See Note 7), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the June 30, 2020 consolidated balance sheet. At June 30, 2020, the Company had remaining balances of $11.5 million and $6.9 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

In May 2020, we announced the termination of our collaboration with AbbVie to develop Synthetic Biotic medicines for the treatment of types of IBD, including Crohn’s disease and ulcerative colitis.  Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD. This allows us to fully leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We further regained the rights to partner these IBD programs.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Under the now terminated collaboration, in exchange for the exclusive option to acquire IBDCo, initial research and development services for drug discovery and pre-clinical development, and participation on the joint research committee (“JRC”), AbbVie agreed to pay IBDCo an upfront, non-refundable cash payment of $2.0 million, which IBDCo received in December 2015. AbbVie also agreed to pay IBDCo up to $16.5 million in milestone payments associated with specified research and pre-clinical events, which were determined to represent customer options for accounting purposes, as well as an option exercise fee upon the execution of their option to buy IBDCo and other royalty and milestone payments. The upfront cash payment and any payments for option fees and royalties are non-refundable, non-creditable and not subject to set-off.

The research and development was performed by the Company over four phases of research defined in the research plan. The Company is eligible to receive payments from AbbVie upon the election to continue the research and development at the achievement of certain milestone events. The JRC was tasked with making a determination as to the continuation of the collaboration at the achievement of research and pre-clinical milestones, except for the final milestone, which AbbVie had the discretion to determine achievement without the approval of the JRC. If the parties make the determination to continue on with the AbbVie Agreement upon achievement of each milestone event, then AbbVie would have had to pay the consideration associated with that milestone and the collaboration would have continued through the remaining term of the option to purchase IBDCo, which was initially considered to be approximately 54 months.

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, AbbVie, was considered a customer. The Company identified the following material promises at the outset of the arrangement: (1) a non-exclusive royalty-free research and development license; (2) research and development services for pre-clinical activities under the research plan through to the first research and development phase (or an estimated 17 months); (3) three option rights for AbbVie to continue the collaboration as related to three phases of research and development; (4) participation on the JRC; and (5) the transfer of ownership of IBDCo upon exercise of the option to buy IBDCo. The Company determined that the license and research and development activities were not distinct from one another. Participation on the JRC to oversee the research and development activities was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. As such, the Company determined that the license and research and development services should be combined into a single performance obligation.

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

At the outset of the arrangement, the transaction price included only the $2.0 million up-front consideration received which was allocated to the single performance obligation. The option exercise fees ($16.5 million for the milestones and the IBDCo purchase option exercise fee) that may have been received were excluded from the transaction price until each customer option was exercised. The Company reevaluated the transaction price at the end of each reporting period and as uncertain events were resolved or other changes in circumstances occurred, and, if necessary, adjusted our estimate of the transaction price.

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

On December 18, 2018, AbbVie and the Company signed an amendment (the “Third Amendment”) to the AbbVie Agreement. The Third Amendment provided that in the event AbbVie determined that it was necessary to enter into license agreements with certain third parties in a particular country or other jurisdiction which, but for such license, would be infringed by the manufacture, use or sale of any product governed by the AbbVie Agreement, AbbVie would have been entitled to deduct certain expenses related to such license agreements from particular payments made to the Company.

The Company determined that the Amendment represented a modification to the AbbVie Agreement. The additional research and development services were not distinct from the remaining research and development services under the second phase of the research plan of the AbbVie Agreement. The Amendment was accounted for as part of the original AbbVie Agreement and the services form part of the single performance obligation that was partially satisfied as of the date of the contract modification. As a result, the transaction price for the current performance obligation associated with the second phase of the research plan increased by $2.0 million. The impact of the contract modification on the transaction price and the measure of progress toward completion of the performance obligation was recognized as an adjustment to revenue upon execution of the Amendment on a cumulative catch-up basis. The cumulative catch-up adjustment to revenue, as a result of the contract modification, was $1.8 million during 2018.

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

The Company recognized revenue of $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and the Company recognized revenue of $0.5 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. There is no deferred revenue on the Company’s consolidated balance sheet as of June 30, 2020, as the remainder of the revenue was recognized when the agreement was terminated.

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

	As of June 30,
	2020	2019
Unvested restricted common stock awards	669,140	62,919
Outstanding options to purchase common stock	3,176,092	2,509,746

(11)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020, have had no material changes during the six months ended June 30, 2020.

(12)	Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of June 30, 2020, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the Company’s 2019 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At June 30, 2020, the Company had remaining balances of $11.5 million and $6.9 million of current and non-current pre-paid research and development costs related to this transaction, respectively. The Company used $5.3 million and $8.9 million of the pre-paid research and development expenses for the three and six months ended June 30, 2020, respectively.

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

Overview

Business

Synlogic is a clinical-stage biopharmaceutical company focused on the discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, leveraging a reproducible, modular approach to Synthetic Biology to develop beneficial microbes which perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways, or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop, and ultimately commercialize Synthetic Biotic medicines. Synlogic’s proprietary pipeline includes Synthetic Biotic medicines for the treatment of metabolic disorders including Phenylketonuria (PKU) and Enteric Hyperoxaluria (HOX). The company is also building a portfolio of partner-able assets in immunology and oncology.

In a clinical trial with our lead program SYNB1618, we have demonstrated consumption of a phenylalanine (Phe), an amino acid that accumulates in a rare metabolic disorder known as PKU, and are expanding our pipeline based on learnings from this program. We have also demonstrated with our pre-clinical candidate SYNB8802 that it can consume dietary oxalate and reduce hyperoxaluria in animal models. We are designing SYNB8802 to be tested in patients with Enteric Hyperoxaluria, a disease which leads to dangerously high levels of urinary oxalate and for which patients have few treatment options today.

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

While we believe that our Synthetic Biotic platform has potential to address a broad range of diseases, our initial pipeline focus is on metabolic diseases. We will consider leveraging partnerships to advance programs for other diseases including oncology and inflammatory disorders. Our most advanced programs target metabolic diseases that could potentially be treated by oral delivery of Synthetic Biotic medicines. These includes conditions caused by a genetic mutation characterized by a dysfunctional metabolic pathway including PKU, as well as acquired metabolic diseases caused by organ dysfunction, such as Enteric Hyperoxaluria. When delivered orally, Synthetic Biotic medicines are designed to function in the gut to consume a disease-causing toxic metabolite with the intended consequence of reducing its systemic levels. We believe that success in our metabolic disease programs will enable us to demonstrate the potential of our Synthetic Biotic medicines while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Impact of the COVID-19 pandemic on our business

In December 2019, an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Our ability to enroll our clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. Over the coming weeks and months, we will continue to carefully monitor the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

Phenylketonuria

Our most advanced product candidate is SYNB1618, an oral therapy intended for the treatment of PKU, a rare metabolic disease in which Phe accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the U.S. Food and Drug Administration (FDA). We initiated a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 in April 2018 and announced top-line data from healthy volunteers evaluated in this study in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU.

SYNB1618 is a member of a family of SYNB strains which consume Phe. We have additional Phe consuming strains for PKU in preclinical development. We have evaluated a lyophilized formulation of SYNB1618 in a bridging study in healthy volunteers. The study of this more patient- and commercialization-appropriate presentation of SYNB1618 demonstrated improved tolerability over the early liquid formulation. The next step for SYNB1618 is to conduct a Phase 2 clinical trial.  The Phase 2 trial, referred to as the Synpheny trial, is designed to evaluate safety and tolerability of a solid formulation of SYNB1618 as well as its potential to lower blood Phe levels in PKU patients.

We continue to evaluate our clinical program progress as a result of the ongoing COVID-19 pandemic. However, the Synpheny trial is designed to be flexible, with subjects physically coming to the clinic or participating from the patient's home utilizing home healthcare services. We expect to initiate this trial in the second half of 2020.

The strain design and engineering, translational research, clinical and regulatory planning and scalable manufacturing of our PKU program has informed development of future clinical candidates.  We are also developing pre-clinical product candidates to address other metabolic conditions including enteric hyperoxaluria and MSUD.

Enteric Hyperoxaluria

Enteric hyperoxaluria is a form of secondary hyperoxaluria caused by increased absorption of oxalate, often as a result of certain intestinal diseases, including Crohn's disease and short bowel syndrome or as a result of surgical procedures such as bariatric weight-loss surgery. The disorder can lead to a range of conditions of increasing severity from urinary tract infections to recurrent kidney stones and renal failure.  In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802. We are conducting IND-enabling studies with SYNB8802 and expect to file an IND upon completion of those studies. We intend to continue to work with sites to complete preparatory work and expect to initiate a Phase 1 clinical trial of SYNB8802 in the first quarter of 2021.

Oncology

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

In January 2020, we announced that we had treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy.  Once an MTD is identified, we will evaluate treatment of patients with a combination of SYNB1891 and the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche. Despite the COVID-19 pandemic, the Phase 1 clinical trial has remained open and currently enrolled patients are continuing on trial. New patient enrollment in the study is also continuing. We expect to release data from the monotherapy arm of this trial in the second half of 2020.

Other Programs

MSUD is an inherited, rare metabolic disease characterized by a deficiency of enzymes required to break down certain amino acids. The most common and severe form of the disease is the classic type, which becomes apparent soon after birth and, if left untreated, can lead to seizures, coma, and death. Variant forms of the disorder become apparent later in infancy or childhood and are typically milder, but also lead to delayed development and other health problems if not treated. Synthetic Biotic strains for the potential treatment of MSUD are in preclinical development.

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

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases. To achieve this goal, we collaborate with key disease experts who have developed robust models of relevant diseases and to inform our translational medicine strategy. These collaborators bring complementary expertise in preclinical development, clinical development and commercialization. In May 2020, we announced the termination of our collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of types of inflammatory bowel diseases (IBD), including Crohn’s disease and ulcerative colitis.  Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD. This allows us to fully leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We further regained the rights to partner these IBD programs. We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of June 30, 2020, we have received approximately $326.7 million in proceeds as we financed our operations through various debt and equity financing arrangements and collaboration agreements, including $8.5 million in payments received under the AbbVie Agreement, and $79.9 million in total net proceeds from the sale of our common stock and pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) in June 2019.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $15.5 million and $31.4 million for the three and six months ended June 30, 2020, respectively and $12.3 million and $25.3 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $202.5 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue to date was generated from our collaboration agreement with AbbVie.  In May 2020, we announced the termination of our collaboration with AbbVie. Upon termination of the collaboration with AbbVie, we regained all rights to develop the IBD Synthetic Biotic medicines previously developed with AbbVie as well as new IBD Synthetic Biotic medicines for all effectors targeting IBD. Due to the termination of this Agreement, we do not expect further revenue from AbbVie. See Note 9, Collaboration Agreements: AbbVie Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

Research and Development Expense

Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates, including the conduct of preclinical and clinical studies and product development, which are expensed as they are incurred. These expenses consist primarily of:

•	compensation, benefits and other employee related expenses;
•	supplies to support our internal research and development efforts;
•	research and development related facility and depreciation costs;
•	leased manufacturing space; and
•	third-party contract costs relating to research, process and formulation development, preclinical and clinical studies and regulatory operations.

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

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our SYNB1618, SYNB1891 and SYNB8802 programs to increase as the programs progress through clinical trials and new programs progress toward IND and into development.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
SYNB1020	$(86)	$940	$36	$1,978
SYNB1618	2,068	1,427	5,702	2,324
SYNB1891	472	296	844	1,494
SYNB8802	107	—	107	—
External pre-development candidate expenses and unallocated expenses	4,575	791	6,734	1,474
Internal research and development expenses	5,773	6,249	12,163	12,817
	$12,909	$9,703	$25,586	$20,087

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

Our critical accounting policies are described in our 2019 Annual Report. During the six months ended June 30, 2020, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	For the three months ended		Change
	June 30, 2020	June 30, 2019	$
	(in thousands)
Revenue	$445	$350	$95
Operating expenses:
Research and development	12,909	9,703	3,206
General and administrative	3,473	3,742	(269)
Total operating expenses	16,382	13,445	2,937
Loss from operations	(15,937)	(13,095)	(2,842)
Other income (expense):
Interest and investment income	406	759	(353)
Interest expense	(2)	(5)	3
Other expense	(2)	(3)	1
Other income (expense), net	402	751	(349)
Net loss	$(15,535)	$(12,344)	$(3,191)

Revenue

Revenue was $0.4 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Revenue for both periods was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration.

Operating Expenses

Research and Development Expense

Research and development expense was $12.9 million for the three months ended June 30, 2020 compared to $9.7 million in the corresponding period in 2019. The increase in research and development expense was primarily due to an increase of $5.0 million of nonclinical development costs, mostly for our SYNB1618 and MSUD programs, and $0.3 million of clinical development costs for our SYNB1891 program. These increases were partially offset by decreases of $1.0 million of clinical development costs for our SYNB1020 program, $0.4 million in compensation, benefits and other employee-related expenses, $0.4 million in manufacturing costs for our SYNB1618 program, $0.2 million of professional services, and $0.1 million of clinical development costs for our SYNB1618 program.

General and Administrative Expense

General and administrative expense was $3.5 million for the three months ended June 30, 2020 compared to $3.7 million for the corresponding period in 2019. The decrease was primarily due to decreases in compensation, benefits and other employee-related expenses, decreases in headcount-related expenses, primarily in travel and entertainment, and slight decreases in legal and consulting expenses.

Other Income (Expense)

Other income (expense) was $0.4 million for the three months ended June 30, 2020, compared to $0.8 million for the corresponding period in 2019. The decrease in other income (expense) of $0.4 million was related to a decrease in interest and investment income resulting from lower cash balances and lower interest rates generated by our investment account.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	For the six months ended		Change
	June 30, 2020	June 30, 2019	$
	(in thousands)
Revenue	$545	$688	$(143)
Operating expenses:
Research and development	25,586	20,087	5,499
General and administrative	7,294	7,393	(99)
Total operating expenses	32,880	27,480	5,400
Loss from operations	(32,335)	(26,792)	(5,543)
Other income (expense):
Interest and investment income	980	1,516	(536)
Interest expense	(5)	(12)	7
Other expense	(3)	(2)	(1)
Other income (expense), net	972	1,502	(530)
Net loss	$(31,363)	$(25,290)	$(6,073)

Revenue

Revenue was $0.5 million for the six months ended June 30, 2020 as compared to $0.7 million for the six months ended June 30, 2019. Revenue for both periods was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration.

Operating Expenses

Research and Development Expense

Research and development expense was $25.6 million for the six months ended June 30, 2020 as compared to $20.1 million for the corresponding period in 2019. The increase in research and development expense was primarily due to an increase of $7.5 million of nonclinical development costs, mostly for our SYNB1618 and MSUD programs, $0.6 million of clinical development costs for our SYNB1891 program, $0.5 million of clinical development costs for our SYNB1618 program, and an increase of $0.1 million of research and development support costs. These increases were partially offset by decreases of $1.5 million in clinical development costs for our SYNB1020 program, $0.8 million in compensation, benefits and other employee-related expenses, $0.4 million and $0.3 million of manufacturing costs for our SYNB1618 and SYNB1891 programs, respectively, and $0.2 million in professional services.

General and Administrative Expense

General and administrative expense was $7.3 million for the six months ended June 30, 2020 compared to $7.4 million for the corresponding period in 2019. The decrease was primarily due to decreases in compensation, benefits, other employee-related expenses, and headcount-related expenses, primarily in travel and entertainment.

Other Income (Expense)

Other income (expense) was $1.0 million for the six months ended June 30, 2020, compared to $1.5 million for the corresponding period in 2019.  The decrease in other income (expense) of $0.5 million was related to a decrease in interest and investment income resulting from lower cash balances and lower interest rates generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of June 30, 2020 we had an accumulated deficit of approximately $202.5 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  In June 2019, we issued to Ginkgo 6,340,771 shares of common stock and accompanying Pre-Funded warrants to purchase an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to us were approximately $79.9 million. At June 30, 2020, we had approximately $109.1 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2020, our cash, cash equivalents and marketable securities balance decreased approximately $17.9 million.  This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our finance leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(21,467)	$(53,704)
Investing activities	22,915	(19,832)
Financing activities	3,718	79,726
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,166	$6,190

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $21.5 million for the six months ended June 30, 2020.  The primary use of cash was our net loss of $31.4 million, which was partially offset by $4.3 million of non-cash items primarily including depreciation and equity-based compensation. There was an increase in working capital of $5.6 million, primarily related to decreases in prepaid research and development expenses, as result of our June 2019 services agreement with Ginkgo, decreases in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses, a decrease in operating lease liability, offset by a decrease in deferred revenue.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $22.9 million and resulted primarily from the proceeds from maturity of marketable securities of $43.7 million and proceeds from redemption of marketable securities of $15.2 million. This was offset by the purchases of marketable securities of $35.7 million and property and equipment of $0.3 million.

Net cash used in investing activities for the six months ended June 30, 2019 was $19.8 million and resulted primarily from the purchases of marketable securities of $108.6 million and purchases of property and equipment of $0.7 million. These uses were partially offset by the proceeds of maturity of marketable securities of $89.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $3.7 million related to net proceeds of $3.9 million from the sale of our common stock in the ATM offering program, offset by payments on our finance leases.

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

We have historically generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of June 30, 2020, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $15.5 million and $31.4 million for the three and six months ended June 30, 2020, respectively and $12.3 million and $25.3 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $202.5 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We are closely monitoring the potential impact of the coronavirus outbreak, and the associated restrictions on travel and work that have been implemented, on our business and pre-clinical and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Over the coming weeks and months, we will continue to carefully monitor the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

COVID-19 may also affect employees of third-party contract research organizations and contract manufacturing organizations located in affected geographies that we rely upon to carry out our clinical trials. In addition, we have taken precautionary measures, and may take additional measures, intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., PTC Therapeutics, Nestlé Health Science S.A. / Codexis, Inc., Homology Medicines, Inc., American Gene Technologies International Inc., Moderna, Inc., Sangamo Therapeutics, Inc., Sanofi S.A., Generation Bio Co., Agios, Inc., Trucode Gene Repair, Inc., SOM Biotech SL and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Allena Pharmaceuticals, Inc, Novome Biotechnologies, Inc., Oxidien Pharmaceuticals L.L.C. and others are developing product candidates for enteric hyperoxaluria.  Acer Therapeutics Inc. has a clinical stage program in MSUD. Aduro Biotech, Inc., Merck & Co. Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc., Bristol Myers Squibb Company have STING agonists in clinical development. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.2 million at June 30, 2020 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of July 30, 2020, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 45.1% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of July 30, 2020, there were a total of 34,165,785 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1	Amendment No. 1 to the Subscription Agreement dated as of April 1, 2020, by and between the Company and Ginkgo Bioworks, Inc.		10-Q (Exhibit 10.1)	05/08/2020	001-37566

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.			Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document			Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document			Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document			Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document			Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document			Filed herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			Filed herewith

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

Date: August 6, 2020

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ GREGG BELOFF
Gregg Beloff
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)