Form 10-Q
period 2020-09-30
SYNLOGIC, INC.
filed 2020-11-05
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37566

SYNLOGIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1824804 (I.R.S. Employer Identification No.)

301 Binney St., Suite 402 Cambridge, MA (Address of principal executive offices)	02142 (Zip Code)
(617) 401-9975 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SYBX	The Nasdaq Capital Market

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

As of October 29, 2020, there were 34,833,584 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$26,815	$26,184
Short-term marketable securities	75,151	93,387
Prepaid expenses and other current assets	8,677	13,675
Total current assets	110,643	133,246
Long-term marketable securities	—	7,502
Property and equipment, net	11,418	13,021
Right of use asset - operating lease	15,977	17,263
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	9,217	16,381
Other assets	-	64
Total assets	$148,352	$188,574
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,382	$2,165
Accrued expenses	2,892	3,946
Deferred revenue	—	544
Lease liability - operating lease	2,444	2,000
Finance lease obligations	20	208
Total current liabilities	6,738	8,863
Long-term liabilities:
Lease liability - operating lease, net of current portion	20,941	22,804
Finance lease obligations, net of current portion	—	2
Other long-term liabilities	176	—
Total long-term liabilities	21,117	22,806
Commitments and contingencies (Note 11)
Stockholders' Equity
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2020 and December 31, 2019. 34,672,052 and 32,266,814 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	35	33
Additional paid-in capital	336,106	327,900
Accumulated other comprehensive loss	79	110
Accumulated deficit	(215,723)	(171,138)
Total stockholders' equity	120,497	156,905
Total liabilities and stockholders' equity	$148,352	$188,574

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$-	$305	$545	$993
Operating expenses:
Research and development	10,481	10,564	36,067	30,651
General and administrative	2,956	3,879	10,250	11,272
Total operating expenses	13,437	14,443	46,317	41,923
Loss from operations	(13,437)	(14,138)	(45,772)	(40,930)
Other income (expense):
Interest and investment income	216	857	1,196	2,373
Interest expense	(1)	(5)	(6)	(17)
Other income (expense)	—	1	(3)	(1)
Other income (expense), net	215	853	1,187	2,355
Net loss	$(13,222)	$(13,285)	$(44,585)	$(38,575)

Net loss per share - basic and diluted	$(0.36)	$(0.39)	$(1.27)	$(1.33)
Weighted-average common stock outstanding - basic and diluted	36,297,780	34,213,096	35,174,203	28,956,280
Comprehensive loss:
Net loss	$(13,222)	$(13,285)	$(44,585)	$(38,575)
Net unrealized (loss) gain on marketable securities	(135)	46	(31)	179
Comprehensive loss	$(13,357)	$(13,239)	$(44,616)	$(38,396)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other
	$0.001 par value		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
	For the Three Months Ended September 30, 2020
Balance at June 30, 2020	34,145,111	$34	$333,925	$214	$(202,501)	$131,672
Issuance of common stock under employee stock purchase plan	29,857	—	42	—	—	42
Exercise of options	724	—	1	—	—	1
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	533,711	1	1,203	—	—	1,204
Cancellation of restricted stock	(37,351)	—	-	—	—	—
Equity-based compensation expense	—	—	935	—	—	935
Unrealized loss on securities	—	—	-	(135)	—	(135)
Net loss	—	—	-	—	(13,222)	(13,222)
Balance at September 30, 2020	34,672,052	$35	$336,106	$79	$(215,723)	$120,497
	For the Three Months Ended September 30, 2019
Balance at June 30, 2019	31,719,719	$32	$325,778	$68	$(145,055)	$180,823
Issuance of restricted stock	585,600	1	(1)	—	—	—
Cancellation of restricted stock	(14,505)	—	—	—	—	—
Adjustment to accrued common stock issuance costs	—	—	14	—	—	14
Equity-based compensation expense	—	—	1,069	—	—	1,069
Unrealized gain on securities	—	—	—	46	—	46
Net loss	—	—	—	—	(13,285)	(13,285)
Balance at September 30, 2019	32,290,814	$33	$326,860	$114	$(158,340)	$168,667
	For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905
Issuance of common stock under employee stock purchase plan	29,857	—	42	—	—	42
Exercise of options	724	—	1	—	—	1
Issuance of restricted stock	226,335	—	—	—	—	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	2,312,693	2	5,058	—	—	5,060
Cancellation of restricted stock	(164,371)	—	—	—	—	—
Equity-based compensation expense	—	—	3,105	—	—	3,105
Unrealized loss on securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(44,585)	(44,585)
Balance at September 30, 2020	34,672,052	$35	$336,106	$79	$(215,723)	$120,497
	For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098
Issuance of restricted stock	585,600	1	(1)	—	—	—
Proceeds from issuance of common stock, net of issuance costs	6,340,771	7	56,990	—	—	56,997
Proceeds from pre-funded common stock warrants, net of issuance costs	—	—	22,874	—	—	22,874
Cancellation of restricted stock	(37,036)	—	—	—	—	—
Equity-based compensation expense	—	—	3,094	—	—	3,094
Unrealized gain on securities	—	—	—	179	—	179
Net loss	—	—	—	—	(38,575)	(38,575)
Balance at September 30, 2019	32,290,814	$33	$326,860	$114	$(158,340)	$168,667

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(44,585)	$(38,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,983	2,030
Equity-based compensation expense	3,105	3,094
Accretion/amortization of investment securities	(50)	(1,177)
Reduction in carrying amount of operating lease right-of-use asset	1,286	959
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,062	(9,444)
Prepaid research and development, net of current portion	7,164	(20,571)
Accounts payable and accrued expenses	(1,843)	(670)
Deferred revenue	(544)	1,507
Operating lease liabilities	(1,419)	(1,407)
Other long-term liabilities	176	—
Net cash used in operating activities	(29,665)	(64,254)
Cash flows from investing activities:
Purchases of marketable securities	(52,726)	(129,517)
Proceeds from maturity of marketable securities	61,736	131,146
Proceeds from redemption of marketable securities	16,747	—
Purchases of property and equipment	(384)	(842)
Net cash provided by investing activities	25,373	787
Cash flows from financing activities:
Payments on finance lease obligations	(190)	(198)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	5,070	—
Proceeds from employee stock purchases and exercise of stock options	43	—
Proceeds from issuance of common stock, net of issuance costs	—	56,997
Proceeds from issuance of pre-funded common stock warrants, net of issuance costs	—	22,874
Net cash provided by financing activities	4,923	79,673
Net increase (decrease) in cash, cash equivalents and restricted cash	631	16,206
Cash, cash equivalents and restricted cash at beginning of period	27,281	12,349
Cash, cash equivalents and restricted cash at end of period	$27,912	$28,555

Supplemental disclosure of non-cash investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$(4)	$(365)
Assets acquired under operating lease obligation	$—	$2,714
Supplemental disclosure of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$10	$26
Cash paid for interest	$6	$17

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

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

Risks and Uncertainties

At September 30, 2020, the Company had approximately $102.0 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $215.7 million. Since its inception through September 30, 2020, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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
(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “2019 Annual Report”), have had no material changes during the three and nine months ended September 30, 2020. The updated accounting policy and the impact of adoption are discussed in the “Recently Adopted Accounting Pronouncements” section in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2019 and 2018 audited consolidated financial statements and notes included in the Company’s 2019 Annual Report. The December 31, 2019 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2020 and 2019.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or future year or period.

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

In October 2020, the FASB issued an amendment, ASU 2020-08- Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, to the guidance in ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment requires companies to reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-65-2. The amendment shall be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. The Company is currently evaluating the potential impact that ASU 2020-08 will have on its consolidated financial statements and disclosures.

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

At September 30, 2020 and December 31, 2019, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$19,847	$19,847	$—	$—
Commercial paper (included in cash and cash equivalents)	2,000	$—	2,000
Commercial paper (included in marketable securities)	46,968	—	46,968	—
Corporate debt securities (included in marketable securities)	27,183	—	27,183	—
U.S. government agency securities and treasuries	1,000	—	1,000	—
Total	$96,998	$19,847	$77,151	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3,240	$3,240	$—	$—
Commercial paper (included in cash and cash equivalents)	4,249	—	4,249	—
Commercial paper (included in marketable securities)	20,501	—	20,501	—
Corporate debt securities (included in cash and cash equivalents)	6,005	—	6,005	—
Corporate debt securities (included in marketable securities)	71,383	—	71,383	—
U.S. government agency securities and treasuries	9,005	—	9,005	—
Total	$114,383	$3,240	$111,143	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at September 30, 2020 and December 31, 2019 approximate fair value as they bear interest at a rate approximating a market interest rate.
(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$46,925	$45	$(2)	$46,968
Corporate debt securities	27,147	36	—	27,183
U.S. government agency securities	1,000		—	1,000
Total	$75,072	$81	$(2)	$75,151

December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$20,484	$18	$(1)	$20,501
Corporate debt securities	71,288	96	(1)	71,383
U.S. government agency securities	9,005	2	(2)	9,005
Total	$100,777	$116	$(4)	$100,889

The contractual maturity of all securities held at September 30, 2020 was nine months or less.  There were four and nine investments in an unrealized loss position at September 30, 2020 and December 31, 2019, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at September 30, 2020 and December 31, 2019 was $10.0 million and $24.8 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at September 30, 2020.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory equipment	$7,799	$7,523
Computer and office equipment	782	782
Furniture and fixtures	421	421
Leasehold improvements	9,514	9,514
Construction in progress	516	412
	19,032	18,652
Less accumulated depreciation	(7,614)	(5,631)
	$11,418	$13,021

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Payroll related	$2,345	$2,372
Professional fees	238	444
Research and development	203	1,005
Other	106	125
	$2,892	$3,946

(7)	Stockholders’ Equity

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

The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. None of the Pre-Funded Warrants have been exercised as of September 30, 2020.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

On October 13, 2017 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, through Cowen as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. During the three and nine months ended September 30, 2020, 533,711 and 2,312,693 shares of common stock were sold pursuant to the ATM, respectively, resulting in net proceeds of approximately $1.2 million and $5.1 million, respectively.
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

The 2015 Employee Stock Purchase Plan (“ESPP”) was adopted by Mirna in 2015 and allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  The Company suspended the ESPP in 2017. In December 2019, the Board reactivated the ESPP and approved an amendment to the ESPP to (i) reduce the permitted aggregate yearly payroll deduction and maximum number of shares of the Company’s common stock that a participant may purchase per offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the ESPP was effective immediately. The Company’s executive officers are eligible to participate in the ESPP. There were 29,857 options exercised to purchase shares of common stock under the ESPP during the three and nine months ended September 30, 2020.

As of September 30, 2020, there were an aggregate of 1,128,752 shares available for future grant under the 2017 Plan and the 2015 Plan, and 345,662 shares available for future grant under the ESPP.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the Company’s 2019 Annual Report.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2020 under the 2015 Plan and the 2017 Plan.

	Stock options outstanding
			Weighted
		Weighted	average	Aggregate
		average	remaining	Intrinsic
	Number of	exercise	contractual	value (a)
	options	price	term (in years)	(in thousands)
Outstanding at December 31, 2019	2,286,419	$9.24	8.7	$43
Granted	1,554,904	1.89
Exercised	(724)	1.70		—
Forfeited	(440,645)	7.94
Outstanding at September 30, 2020	3,399,954	6.05	8.6	$286

Vested or expected to vest at September 30, 2020	3,399,954	6.05	8.6	286

Exercisable at September 30, 2020	1,267,259	9.51	7.8	$25

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at September 30, 2020 and December 31, 2019.

As of September 30, 2020, there was $5.2 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.2 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

The following table shows restricted stock activity during the nine months ended September 30, 2020:

	Restricted stock awards
		Grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2019	586,929	$2.97
Granted	226,335	1.70
Vested	(24,041)	13.55
Forfeited	(164,371)	2.36
Unvested at September 30, 2020	624,852	$2.26

As of September 30, 2020, there was approximately $0.6 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.9 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering period starting on April 1 and ending on October 1. The compensation cost for the three and nine months ended September 30, 2020 was $6,000 and $18,000, respectively. There was no compensation expense related to the ESPP for the three and nine months ended September 30, 2019.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements (continued)

Equity Compensation

The Company has recorded total equity-based compensation expense of approximately $0.9 million and $3.1 million during the three and nine months ended September 30, 2020, respectively and $1.1 million and $3.1 million during the three and nine months ended September 30, 2019, respectively.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$422	$353	$1,349	$986
General and administrative	513	716	$1,756	2,108
	$935	$1,069	$3,105	$3,094

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$764	$1,026	$2,529	$2,999
Restricted stock awards	165	43	$558	95
Employee stock purchase plan	6	—	$18	—
	$935	$1,069	$3,105	$3,094

(9)	Collaboration Agreements

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo Bioworks, Inc. (“Ginkgo”). In June 2019, in connection with the issuance to Ginkgo of an aggregate of 6,340,771 shares of common stock and Pre-Funded warrants to purchase an aggregate of 2,548,117 common stock (See Note 7), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the September 30, 2020 consolidated balance sheet. At September 30, 2020, the Company had remaining balances of $7.2 million and $8.6 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

The research and development was performed by the Company over four phases of research defined in the research plan. The Company was eligible to receive payments from AbbVie upon the election to continue the research and development at the achievement of certain milestone events. The JRC was tasked with making a determination as to the continuation of the collaboration at the achievement of research and pre-clinical milestones, except for the final milestone, which AbbVie had the discretion to determine achievement without the approval of the JRC. If the parties make the determination to continue on with the AbbVie Agreement upon achievement of each milestone event, then AbbVie would have had to pay the consideration associated with that milestone and the collaboration would have continued through the remaining term of the option to purchase IBDCo, which was initially considered to be approximately 54 months.

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

The Company evaluated the milestone payments, which represent customer options as described above, and the option to purchase IBDCo, to determine whether they provide AbbVie with any material rights. The Company concluded that the options were not issued at a significant and incremental discount, and therefore do not provide material rights. As such, they were excluded as performance obligations at the outset of the arrangement. If AbbVie elected to exercise the options, the additional consideration would have been added to the transaction price and allocated to the resulting performance obligations.

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

Revenue associated with performance obligations under the AbbVie Agreement was recognized as the research and development services were provided using an input method, according to the full-time equivalents incurred. The research and development activities were expected to be performed over a period of approximately 54 months. The transfer of control occurs over time and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation. The amounts received that had not yet been recognized as revenue were recorded in deferred revenue on the Company’s consolidated balance sheet.

The Company recognized no revenue for the three months ended September 30, 2020 and $0.3 million for the corresponding period in 2019. The Company recognized revenue of $0.5 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. There is no deferred revenue on the Company’s consolidated balance sheet as of September 30, 2020, as the remainder of the revenue was recognized when the agreement was terminated.

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

	As of September 30,
	2020	2019
Unvested restricted common stock awards	624,852	620,637
Outstanding options to purchase common stock	3,399,954	2,401,999

(11)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2020, have had no material changes during the nine months ended September 30, 2020.

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

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At September 30, 2020, the Company had remaining balances of $7.2 million and $8.6 million of current and non-current pre-paid research and development costs related to this transaction, respectively. The Company used $2.6 million and $11.5 million of the pre-paid research and development expenses for the three and nine months ended September 30, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2019 and 2018 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2020 (the “2019 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page [27] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

Overview

Business

Synlogic is a clinical-stage biopharmaceutical company focused on the discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, leveraging a reproducible, modular approach to Synthetic Biology to develop beneficial microbes which perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways, or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop, and ultimately commercialize Synthetic Biotic medicines. Synlogic’s proprietary pipeline includes Synthetic Biotic medicines for the treatment of metabolic disorders including Phenylketonuria (“PKU”) and Enteric Hyperoxaluria. The company is also building a portfolio of partner-able assets in immunology and oncology.

In a clinical trial with our lead program SYNB1618, we have demonstrated consumption of phenylalanine (Phe), an amino acid that accumulates in a rare metabolic disorder known as PKU and are expanding our pipeline based on learnings from this program. We have also demonstrated that our pre-clinical candidate SYNB8802 can consume dietary oxalate and reduce hyperoxaluria in animal models. We are designing SYNB8802 to be tested in patients with Enteric Hyperoxaluria, a disease which leads to dangerously high levels of urinary oxalate and for which patients have few treatment options today.

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

While we believe that our Synthetic Biotic platform has potential to address a broad range of diseases, our initial pipeline focus is on metabolic diseases. We will consider leveraging partnerships to advance programs for other diseases including oncology and inflammatory disorders. Our most advanced programs target metabolic diseases that could potentially be treated by oral delivery of Synthetic Biotic medicines. These includes conditions caused by a genetic mutation characterized by a dysfunctional metabolic pathway including PKU, as well as acquired metabolic diseases caused by organ dysfunction, such as Enteric Hyperoxaluria. When delivered orally, Synthetic Biotic medicines are designed to function in the gut to consume a disease-causing toxic metabolite with the intended consequence of reducing its systemic or urinary levels. We believe that success in our metabolic disease programs will enable us to demonstrate the potential of our Synthetic Biotic medicines while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Impact of the COVID-19 pandemic on our business

In December 2019, an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Our ability to enroll our clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. We are actively working with sites and investigators to mitigate these risks. Over the coming weeks and months, we will continue to carefully monitor the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

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

SYNB1618 is a member of a family of SYNB strains which consume Phe. We have additional Phe consuming strains for PKU in preclinical development. We have evaluated a lyophilized formulation of SYNB1618 in a bridging study in healthy volunteers. The study of this more patient- and commercialization-appropriate presentation of SYNB1618 demonstrated improved tolerability over the early liquid formulation. The next step for SYNB1618 is to conduct a Phase 2 clinical trial.  The Phase 2 trial, referred to as the SynPheny-1 Study, is designed to evaluate safety and tolerability of a solid formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients.

We continue to evaluate our clinical program progress as a result of the ongoing COVID-19 pandemic. The SynPheny-1 Study is designed to be flexible, with subjects physically coming to the clinic or participating from the patient's home utilizing home healthcare services. We initiated this study in the third quarter of 2020.

Enteric Hyperoxaluria

Enteric Hyperoxaluria is an acquired metabolic disorder with no approved treatment options. It is caused by increased absorption of dietary oxalate, which is present in many common foods including leafy greens, nuts, and chocolate. Enteric Hyperoxaluria often occurs as a result of a primary insult to the bowel, such as inflammatory bowel disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. The disorder may cause dangerously high levels of urinary oxalate and progressive kidney damage.

The disorder can lead to high levels of urinary oxalate, which causes progressive kidney damage, kidney stone formation, and nephrocalcinosis. In May 2020, we announced the nomination of a clinical candidate for Enteric Hyperoxaluria, SYNB8802. We are conducting IND-enabling studies with SYNB8802 and expect to file an IND upon completion of those studies. We expect to initiate a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020.

SYNB8802 will be assessed for safety and tolerability, strain kinetics, changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate in the Phase 1 clinical study. The study has two parts: Part A is a multiple ascending dose study in healthy volunteers; Part B is a placebo controlled, cross-over design study in patients with Enteric Hyperoxaluria following Roux-n-Y gastric bypass surgery. We anticipate data from the study will be available in 2021.

Oncology

We have also developed a portfolio of Synthetic Biotic medicines to treat certain cancers which are designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. These Synthetic Biotic medicines could be used in combination with other cancer therapies such as checkpoint inhibitors. Our first Synthetic Biotic clinical immuno-oncology (“IO”) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. SYNB1891 has been designed to activate the immune response in tumors via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the Stimulator of Interferon Genes, also referred to as the STING pathway.

In January 2020, we treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy.  Once an MTD is identified, we will evaluate treatment of patients with a combination of SYNB1891 and the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche. Despite the COVID-19 pandemic, the Phase 1 clinical trial has remained open and currently enrolled patients are continuing on trial. New patient enrollment in the study is also continuing. We expect to release interim data from the ongoing monotherapy arm of this trial in the fourth quarter of 2020.

Other Programs

Maple Syrup Urine Disease (“MSUD”) is an inherited, rare metabolic disease characterized by a deficiency of enzymes required to break down certain amino acids. We have been conducting studies to advance a pre-clinical candidate for MSUD.  Prototype strains did not meet pre-specified criteria for candidate declaration. Therefore, we discontinued efforts in MSUD in the third quarter of 2020 to prioritize other metabolic disorders.

In August 2019, we announced that we were discontinuing the development of SYNB1020, an early stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well tolerated in a Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis.

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases. To achieve this goal, we collaborate with key disease experts who have developed robust models of relevant diseases and to inform our translational medicine strategy. These collaborators bring complementary expertise in preclinical development, clinical development and commercialization. In May 2020, we announced the termination of our collaboration with AbbVie S.à.r.l. (“AbbVie”) to develop Synthetic Biotic medicines for the treatment of types of inflammatory bowel diseases (“IBD”), including Crohn’s disease and ulcerative colitis.  Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD. This allows us to fully leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We further regained the rights to partner these IBD programs. We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of September 30, 2020, we have received approximately $327.9 million in proceeds as we financed our operations primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $13.2 million and $44.6 million for the three and nine months ended September 30, 2020, respectively and $13.3 million and $38.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $215.7 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

We do not expect to generate product revenue unless and until we successfully complete clinical development and obtain regulatory approvals for our product candidates, either alone or in collaboration with third parties. Additionally, we expect to utilize third-party contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) to carry out our clinical development and manufacturing activities, and we do not yet have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations or licenses, finance lease transactions or other available financing transactions. However, we may be unable to raise additional funds through these or other means when needed. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if it will be able to achieve or maintain profitability. Even if we are able to generate product revenue, we may not become profitable.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
SYNB1020	$3	$498	$39	$2,476
SYNB1618	1,614	2,343	7,316	4,667
SYNB1891	526	414	1,370	1,908
SYNB8802	436	—	543	—
External pre-development candidate expenses and unallocated expenses	2,201	1,005	8,935	2,479
Internal research and development expenses	5,701	6,304	17,864	19,121
	$10,481	$10,564	$36,067	$30,651

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

Our critical accounting policies are described in our 2019 Annual Report. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	For the three months ended		Change
	September 30, 2020	September 30, 2019	$
	(in thousands)
Revenue	$—	$305	$(305)
Operating expenses:
Research and development	10,481	10,564	(83)
General and administrative	2,956	3,879	(923)
Total operating expenses	13,437	14,443	(1,006)
Loss from operations	(13,437)	(14,138)	701
Other income (expense):
Interest and investment income	216	857	(641)
Interest expense	(1)	(5)	4
Other expense	—	1	(1)
Other income (expense), net	215	853	(638)
Net loss	$(13,222)	$(13,285)	$63

Revenue

There was no revenue for the three months ended September 30, 2020 and $0.3 for the three months ended September 30, 2019. Revenue for the three months ended September 30, 2019 was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration. In May 2020, we announced the termination of our collaboration with AbbVie.

Operating Expenses

Research and Development Expense

Research and development expense was $10.5 million for the three months ended September 30, 2020 compared to $10.6 million in the corresponding period in 2019. The decrease in research and development expense was primarily due to a decrease of $1.7 million of clinical development costs, $1.3 million for our SYNB1618 program and $0.4 million for our SYNB1020 program. There was a $0.5 million decrease of compensation, benefits and other employee-related expenses, a $0.3 million decrease of professional services and research and development support costs. These decreases were partially offset by increases of $2.1 million of nonclinical development costs, mostly for our new early development programs and SYNB1618 program, $0.2 million of clinical development costs for our SYNB1891 program, and $0.1 million of clinical development costs for our SYNB8802 program.

General and Administrative Expense

General and administrative expense was $3.0 million for the three months ended September 30, 2020 compared to $3.9 million for the corresponding period in 2019. The decrease was primarily due to decreases in compensation, benefits and other employee-related expenses, decreases in legal and consulting expenses, and slight decreases in headcount-related expenses.

Other Income (Expense)

Other income (expense) was $0.2 million for the three months ended September 30, 2020, compared to $0.9 million for the corresponding period in 2019. The decrease in other income (expense) of $0.6 million was related to a decrease in interest and investment income resulting from lower cash balances and lower interest income generated by our investment account.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	For the nine months ended		Change
	September 30, 2020	September 30, 2019	$
	(in thousands)
Revenue	$545	$993	$(448)
Operating expenses:
Research and development	36,067	30,651	5,416
General and administrative	10,250	11,272	(1,022)
Total operating expenses	46,317	41,923	4,394
Loss from operations	(45,772)	(40,930)	(4,842)
Other income (expense):
Interest and investment income	1,196	2,373	(1,177)
Interest expense	(6)	(17)	11
Other expense	(3)	(1)	(2)
Other income (expense), net	1,187	2,355	(1,168)
Net loss	$(44,585)	$(38,575)	$(6,010)

Revenue

Revenue was $0.5 million for the nine months ended September 30, 2020 as compared to $1.0 million for the nine months ended September 30, 2019. Revenue for both periods was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration. In May 2020, we announced the termination of our collaboration with AbbVie.

Operating Expenses

Research and Development Expense

Research and development expense was $36.1 million for the nine months ended September 30, 2020 as compared to $30.7 million for the corresponding period in 2019. The increase in research and development expense was primarily due to an increase of $9.6 million of nonclinical development costs, mostly for our new early development programs and SYNB1618 program, an increase of $0.9 million of clinical development costs, $0.8 for our SYNB1891 program and $0.1 million for our SYNB8802 program. These increases were partially offset by decreases of $2.7 million of clinical development costs, $1.9 million for our SYNB1020 program and $0.8 million for our SYNB1618 program, $1.2 million of compensation, benefits and other employee-related expenses, $0.8 million of manufacturing costs, and $0.4 million of professional services.

General and Administrative Expense

General and administrative expense was $10.3 million for the nine months ended September 30, 2020 compared to $11.3 million for the corresponding period in 2019. The decrease was primarily due to decreases in compensation, benefits, other employee-related expenses, headcount-related expenses and professional services.

Other Income (Expense)

Other income (expense) was $1.2 million for the nine months ended September 30, 2020, compared to $2.4 million for the corresponding period in 2019.  The decrease in other income (expense) of $1.2 million was related to a decrease in interest and investment income resulting from lower cash balances and lower interest rates generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of September 30, 2020 we had an accumulated deficit of approximately $215.7 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.  In June 2019, we issued to Ginkgo 6,340,771 shares of common stock and accompanying Pre-Funded warrants to purchase an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to us were approximately $79.9 million. At September 30, 2020, we had approximately $102.0 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2020, our cash, cash equivalents and marketable securities balance decreased approximately $25.1 million.  This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.  We also made capital purchases and made payments on our finance leases.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by:
Operating activities	$(29,665)	$(64,254)
Investing activities	25,373	787
Financing activities	4,923	79,673
Net increase (decrease) in cash, cash equivalents and restricted cash	$631	$16,206

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $29.7 million for the nine months ended September 30, 2020.  The primary use of cash was our net loss of $44.6 million, which was partially offset by $6.3 million of non-cash items primarily including depreciation and equity-based compensation. There was an increase in working capital of $8.6 million, primarily related to decreases in prepaid research and development expenses, as result of our June 2019 services agreement with Ginkgo, decreases in prepaid expenses and other current assets, offset by decreases in accounts payable, accrued expenses, operating lease liability and right of use asset and deferred revenue.

Net cash, cash equivalents and restricted cash used in operating activities was approximately $64.3 million for the nine months ended September 30, 2019.  The primary use of cash was our net loss of $38.6 million and a decrease in working capital of $30.6 million, primarily related to increases in prepaid research and development expenses, as a result of our June 2019 services agreement with Ginkgo (See Note 12 of the unaudited consolidated financial statements), an increase in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses, and an increase in operating lease liability and right of use asset, offset by an increase in deferred revenue. Net loss was partially offset by $4.9 million of non-cash items primarily including depreciation and equity-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $25.4 million and resulted primarily from the proceeds from maturity of marketable securities of $61.7 million and proceeds from redemption of marketable securities of $16.7 million. This was offset by the purchases of marketable securities of $52.7 million and property and equipment of $0.4 million.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $0.8 million and resulted primarily from the purchases of marketable securities of $129.5 million and purchases of property and equipment of $0.8 million. These uses were partially offset by the proceeds from maturity of marketable securities of $131.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $4.9 million, primarily related to net proceeds of $5.1 million from the sale of our common stock in the ATM offering program, offset by payments on our finance leases.

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

We have historically generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of September 30, 2020, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

•	the extent to which our business is adversely impacted by the effects of the coronavirus outbreak or by other health epidemics or pandemics.

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

Related Party Transactions

For a description of transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Certain Relationships and Related Person Transactions” in our proxy statement filed with the SEC on April 17, 2020.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $13.2 million and $44.6 million for the three and nine months ended September 30, 2020, respectively and $13.3 million and $38.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $215.7 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In April 2018, we announced that we dosed the first patient in our Phase 1b/2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis. Based on the data obtained in this clinical trial, the SYNB1020 program was discontinued in August 2019. In April 2018, we dosed our first subject in a Phase 1/2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU. In January 2020, we announced that we had dosed the first subject in our Phase 1 clinical trial of SYNB1891 which is being developed for the treatment of patients with solid tumors and lymphoma. All of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis. As a result, we have become more dependent on the success of our SYNB1618 and SYNB1891 programs and new early development programs, including SYNB8802.

In addition, none of our product candidates has advanced into any pivotal clinical trial for our proposed indications and it may be years before any pivotal clinical trials are initiated and completed, if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

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

The coronavirus outbreak has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities and pre-commercial launch activities. COVID-19 originated in Wuhan, China, in December 2019 the virus has since spread to multiple countries, including the United States, where we are currently conducting our clinical trials. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., PTC Therapeutics, Nestlé Health Science S.A. / Codexis, Inc., Homology Medicines, Inc., American Gene Technologies International Inc., Sangamo Therapeutics, Inc., Sanofi S.A., Generation Bio Co., Agios, Inc., Trucode Gene Repair, Inc., SOM Biotech SL and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Allena Pharmaceuticals, Inc, Novome Biotechnologies, Inc., Oxidien Pharmaceuticals L.L.C., Federation Bio and others are developing product candidates for Enteric Hyperoxaluria. Chinook Therapeutics, Inc. (formerly Aduro Biotech, Inc.), Merck & Co. Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc., Bristol Myers Squibb Company have STING agonists in clinical development. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Our executive officers are parties to employment agreements providing for aggregate cash payments of up to approximately $1.4 million at September 30, 2020 for severance and other benefits in the event of a termination of employment in connection with a change of control. The payment of these severance benefits could harm our business, financial condition and results of operations. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of October 29, 2020, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 44.3% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of October 29, 2020, there were a total of 34,833,584 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: November 5, 2020

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ GREGG BELOFF
Gregg Beloff
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)