Form 10-K
period 2020-12-31
SYNLOGIC, INC.
filed 2021-03-25
CIK 1527599

t

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $38.0 million, computed based on the closing price of $2.03 per share on June 30, 2020.

As of March 18, 2021 there were 39,657,841 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, using Synthetic Biology and leveraging a reproducible, modular approach to develop beneficial microbes that perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways, or deliver combinations of therapeutic factors. Our goal is to discover, develop, and ultimately commercialize Synthetic Biotic medicines. Synlogic’s proprietary pipeline includes Synthetic Biotic medicines for the treatment of metabolic disorders including Phenylketonuria (PKU) and Enteric Hyperoxaluria. We are also building a portfolio of partner-able assets in immunology and oncology.

We are supported by our Board of Directors and our scientific advisory board, each of which offers complementary experience in drug discovery and development, as well as expertise in building public companies, management, and business development. Our founding science came from the laboratories of Professors James Collins and Timothy Lu from the Massachusetts Institute of Technology (MIT), who remain highly engaged in guiding development and application of our platform.

Product Pipeline: Metabolic Disease

Phenylketonuria

Our most advanced product candidate is SYNB1618, an oral therapy intended for the treatment of PKU, a rare metabolic disease in which an amino acid known as phenylalanine (Phe) accumulates in the body as a result of genetic defects. Elevated levels of Phe are toxic to the brain and can lead to neurological dysfunction. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the U.S. Food and Drug Administration (FDA).

We initiated a Phase 2 clinical trial with SYNB1618 in the third quarter of 2020. The Phase 2 trial, referred to as the SynPheny-1 Study, is designed to evaluate safety and tolerability of a solid formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients. The SynPheny-1 Study is designed to be flexible, with subjects physically coming to the clinic or participating from the patient's home utilizing home healthcare services.

We completed a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 and announced top-line data from healthy volunteers evaluated in this study in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. Following the study using the liquid formulation, we developed a lyophilized formulation of SYNB1618. We have evaluated this lyophilized formulation in a bridging study in healthy volunteers. The study of this more patient- and commercialization-appropriate presentation of SYNB1618 demonstrated activity and improved tolerability over the early liquid formulation.

SYNB1618 is a member of a family of SYNB strains that consume Phe. We have additional Phe consuming strains for PKU in preclinical development, including SYNB1934.

Enteric Hyperoxaluria

Enteric Hyperoxaluria is an acquired metabolic disorder. Enteric Hyperoxaluria is caused by increased absorption of dietary oxalate, which is present in many healthy foods such as leafy greens, nuts, and chocolate, making it difficult to control with dietary interventions. Enteric hyperoxaluria often occurs as a result of a primary insult to the bowel, such as inflammatory bowel disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. The disorder may cause dangerously high levels of urinary oxalate and progressive kidney damage, kidney stone formation, and nephrocalcinosis. There are no approved treatments.

In May 2020, we announced the nomination of a clinical candidate for Enteric Hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020. This study will assess the safety, tolerability and kinetics of SYNB8802 as well as the effect SYNB8802 has on changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate. The study has two parts: Part A is a multiple ascending dose study in healthy volunteers in whom we will induce temporary hyperoxaluria via diet; Part B is a placebo controlled, cross-over design study in patients with Enteric Hyperoxaluria following Roux-n-Y gastric bypass surgery.

Other Metabolic Programs

We are advancing a portfolio of investigational Synthetic Biotic medicines for rare, niche, and common metabolic disorders which, similar to PKU and enteric hyperoxaluria, have a toxic metabolite found in the GI tract. We will disclose additional details on such programs as they move through preclinical development.

Maple Syrup Urine Disease (MSUD) is an inherited, rare metabolic disease characterized by a deficiency of enzymes required to break down certain amino acids. We have been conducting studies to advance a pre-clinical candidate for MSUD.  Prototype strains did not meet pre-specified criteria for candidate declaration. Therefore, we discontinued efforts in MSUD in the third quarter of 2020 to prioritize other metabolic disorders.

Product Pipeline: Immunomodulation

Oncology

We have also developed a portfolio of Synthetic Biotic medicines to treat certain cancers that are designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. These Synthetic Biotic medicines could be used in combination with other cancer therapies such as checkpoint inhibitors. Our first Synthetic Biotic clinical immuno-oncology (IO) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. SYNB1891 has been designed to activate the immune response in tumors via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the Stimulator of Interferon Genes, also referred to as the STING pathway. The STING pathway plays a critical role in the initiation of an anti-tumor immune response. In January 2020, we treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy.  Once an MTD is identified, we will evaluate treatment of patients with a combination of SYNB1891 and the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche. Despite the COVID-19 pandemic, the Phase 1 clinical trial has remained open to both currently enrolled patients and for new patient enrollment. We released interim data from the ongoing monotherapy arm of this trial in December of 2020, which demonstrated target engagement and the production of biomarkers consistent with STING activation. In December of 2020, we also initiated the combination arm of the Phase 1 clinical trial. Additional data on this study may be shared at future medical meetings.

ImmunologyWe also leverage our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases. To achieve this goal, we collaborate with key disease experts who have developed robust models of relevant diseases and inform our translational medicine strategy. These collaborators bring complementary expertise in preclinical development, clinical development and commercialization. Inflammatory bowel disease (IBD) is an attractive target for our technology as Synthetic Biotic medicines can be designed to locally deliver combinations of complementary therapeutics to potentially address the unmet medical need for maintenance of disease remissions. In May 2020, we announced the termination of our collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of types of inflammatory bowel diseases (IBD), including Crohn’s disease and ulcerative colitis.  Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD. This allows us to fully leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We further regained the rights to partner these IBD programs. We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

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

Our Strategy

To achieve our goal, we are pursuing the following key strategies:

Advance an internal portfolio of investigational Synthetic Biotic medicines that address rare or niche metabolic diseases by metabolizing toxic substances in the GI tract.

Advance Clinical Development of SYNB1618 for PKU. We initiated a Phase 2 clinical trial with SYNB1618 in the third quarter of 2020.  The Phase 2 trial, referred to as the SynPheny-1 Study, is designed to evaluate safety and tolerability of a solid formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients.

We completed a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 and announced top-line data from healthy volunteers evaluated in this study in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. In September 2019, we presented data from a Phase 1/2a clinical trial that demonstrated that an early liquid formulation of SYNB1618 was safe in healthy volunteers and patients with PKU and achieved proof-of-mechanism demonstrating that SYNB1618 is consuming Phe in the GI tract. In the second half of 2019, we initiated a bridging study in healthy volunteers to evaluate a new solid lyophilized formulation which provides a more commercially appropriate presentation of SYNB1618. The bridging study demonstrated improved tolerability of the lyophilized SYNB1618 over the early liquid formulation and enabled us to determine an MTD to take forward to test in patients.

Advance Clinical Development of SYNB8802 for Enteric Hyperoxaluria. In May 2020, we announced the nomination of a clinical candidate for Enteric Hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020.

SYNB8802 will be assessed for safety and tolerability, strain kinetics, changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate in the Phase 1 clinical study. The study has two parts: Part A is a multiple ascending dose study in healthy volunteers in whom we will induce temporary hyperoxaluria via diet; Part B is a placebo controlled, cross-over design study in patients with Enteric Hyperoxaluria following Roux-n-Y gastric bypass surgery.

Create a portfolio of investigational Synthetic Biotic medicines that modulate the immune system, which we can then partner with third parties for further development.

Advance Clinical Development of our First Immuno-Oncology program, SYNB1891. We initiated a Phase 1 clinical trial of our first IO program, SYNB1891, in patients with advanced solid tumors and lymphoma and in January 2020 announced that we had treated the first subject. The first arm of the study is designed to evaluate SYNB1891 as a monotherapy and to establish an MTD which will inform dosing in the second arm in which SYNB1891 will be evaluated in combination with atezolizumab. We released interim data from the ongoing monotherapy arm of this trial in December of 2020 that demonstrated target engagement and the production of biomarkers consistent with STING activation. In December of 2020 we also initiated the combination arm of the Phase 1 clinical trial.

Maximize the Value of the Synthetic Biotic Platform by Leveraging Strategic Collaborations. We expect to continue to explore strategic partnerships that would leverage the complementary capabilities of our partners to develop Synthetic Biotic medicines and maximize the value of our Synthetic Biotic platform.

Expand our Synthetic Biotic platform capabilities including expertise in synthetic biology, microbial and disease biology, process development and manufacturing, clinical and regulatory development.

Support Clinical Pipeline Progress with Expanded Manufacturing and Formulation Capability. We have established internal manufacturing capabilities to produce both liquid and solid oral formulations of clinical trial material for mid-stage studies through entry into an agreement to lease good manufacturing practice (GMP) clean-room space in Waltham, Massachusetts. The clean-room facility provides an affordable and flexible option that maximizes control over our processes and timelines enabling us to move efficiently through clinical development. We continue to evaluate additional formulation and presentation options for later stage clinical studies and eventual commercialization of our Synthetic Biotic medicines.

Enhance our Synthetic Biotic Platform Capabilities to Expand our Pipeline of Synthetic Biotic Medicines. As a leader in the development of engineered non-pathogenic bacteria for therapeutic use, we intend to advance the field of Synthetic Biotic medicines by continuing to innovate and broaden the potential of our platform to deliver clinically meaningful benefits for patients. We intend to build on our expertise in design, optimization, and manufacturing to further develop the Synthetic Biotic platform as a reproducible and scalable engine for generating a pipeline of innovative product candidates that address a broad range of diseases. We established a technology collaboration with Ginkgo Bioworks, Inc. (Ginkgo) to enable the rapid optimization of Synthetic Biotic candidates. We will collaborate with other groups as appropriate to further develop our platform capabilities.

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

Our Focus: Synthetic Biotic Medicines

Our novel, proprietary Synthetic Biotic discovery and development platform combines synthetic biology and metabolic engineering to re-design the genetic circuitry of beneficial non-pathogenic microbes. Synthetic Biotic medicines are designed to perform metabolic transformations to compensate for missing or defective pathways in a patient or to produce therapeutically beneficial molecules. Synthetic Biotic medicines have unique advantages as potential therapeutics. Engineered microbes can be programmed to carry out functions that cannot be performed by conventional drug treatments, such as small molecules or antibodies. A Synthetic Biotic medicine can function catalytically, since a single living cell can carry out multiple cycles of the intended therapeutic activity during its time in the patient.

Leveraging Synthetic Biology and Metabolic Engineering of Non-Pathogenic Bacteria to Produce Synthetic Biotic Medicines

Non-Pathogenic Bacteria. Bacteria have been isolated from the human microbiota and widely used as supplements (probiotics) that are believed to provide health benefits. Bacteria have evolved over millions of years to adapt, survive, and actively metabolize to consume or produce metabolites in the human body. They are also amenable to genetic manipulation. To confer a therapeutic effect, we use basic biological properties of bacteria and the tools of synthetic biology to develop Synthetic Biotic medicines from non-pathogenic microbes, focusing initially on a single strain of the bacteria E. coli Nissle.

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

Schematic of the Synthetic Biotic Platform Components: Chassis, Effector Module, Switch

CHROMOSOME
OF CHASSIS
INDUCER
EFFECTOR
ON
GENE 1
PROMOTER
SWITCH
Inducer binds regulatory machinery at promoter to trigger transcription of gene and downstream effector production

(1) The Chassis: Our Synthetic Biotic platform starts with a well-characterized bacteria used as probiotic to serve as the chassis upon which we build our living medicines. Our initial programs use E.coli Nissle, which is one of many non-pathogenic strains isolated from the human microbiota. E. coli Nissle is non-colonizing and has been used as a probiotic bacterial supplement for many years to promote gut health.  Clinical studies have demonstrated that E.coli Nissle is rapidly cleared from most individuals with no significant safety issues (Clin. Transl. Sci. (2017) 00, 1—8). We also observed similar rates of clearance from subjects in our recent Phase 1 clinical trial of SYNB1020 in healthy volunteers (Sci. Transl. Med. 2019: Vol. 11, Issue 475, eaau7975). We believe E. coli Nissle’s widespread use as a probiotic is evidence of its utility as a safe background chassis to apply synthetic biology to confer a therapeutic benefit.  There are a number of additional features of E.coli Nissle organism that makes it an attractive chassis for our platform:

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

(2) Building the Effector Module or Circuit: Synthetic Biotic medicines have the advantage that they can be designed with multiple pathway components. We have developed proprietary integration systems to direct stable insertion of multiple genetic circuits and pathways into optimal chromosomal locations, or “landing pads,” of E.coli Nissle. This enables efficient and stable expression of multiple genes encoding enzymes and other proteins. These activities may be further improved for therapeutic effect when combined or when under the control of tunable switches that determine when the mechanisms should be activated. Our Synthetic Biotic platform allows us to engineer two types of mechanistic activities into our Synthetic Biotic medicines: 1) we can engineer Synthetic Biotics capable of metabolic transformations that can substitute or compensate for missing or defective pathways in a patient, and 2) we can engineer Synthetic Biotics to produce therapeutically beneficial molecules. The enzymatic pathways needed to produce or consume molecules are protected from the harsh GI environment by their location within the cell cytoplasm of E. coli Nissle, allowing them the potential to function throughout the GI tract.  We have leveraged proprietary tools, know-how and intellectual property to build multiple Synthetic Biotic lead strains that produce therapeutically relevant effects in pre-clinical experiments. Progression of these strains as product candidates in diseases with high unmet need is based on prioritizing those with feasible drug development paths in terms of availability of informative animal models and existence of biomarkers to guide efficient clinical development.

(3) Tunable Switches: We also design and engineer proprietary switches to mediate the activity of the new pathways we introduce into our Synthetic Biotic medicines, with the goal of controlling the engineered circuit or its therapeutic output. To optimize the fitness of a Synthetic Biotic strain, it is critical that the effector is activated only at the appropriate time and place. The switches are based on engineering DNA elements called “inducible promoters” that are designed to respond to disease states, specific environmental signals, or exogenously added inducing molecules. Our goal is to design and develop Synthetic Biotic medicines programmed with switches to produce therapeutic effects at precisely the right time and location such as the anaerobic environment of the gut, or in the context of local inflammation or other pathogenic factors.

Advantages of Our Synthetic Biotic Drug Development Platform and Synthetic Biotic Living Medicines

We believe our platform has the potential to provide safe and effective therapies for patients given several attributes of our Synthetic Biotic approach:

Synthetic Biotic Medicines Have Potential to Address Unmet Need with Mechanisms Not Possible with Other Modalities

•

Consuming Toxins: Unlike other therapeutic approaches, Synthetic Biotic medicines can be programmed with a unique mechanistic activity. In our initial internal metabolic programs, we are engineering Synthetic Biotic medicines with entire pathways designed to degrade or “consume” toxic metabolites. We believe using a consumption pathway is advantageous compared to gene, RNA or enzyme replacement therapies that are limited to targeting a single gene or protein defect and may require several unique drug products to address genetically heterogeneous patient populations. By compensating with an entire pathway delivered in bacteria Synthetic Biotic medicines may provide a safe, therapeutic solution to broader disease populations as a single engineered therapeutic. Our SYNB1618 program is designed to consume Phe and has been shown to do so in both PKU patients and healthy volunteers. Our SYNB8802 program is designed to consume oxalate. The experience and lessons learned from this program are being applied to our additional preclinical programs.

•

Production of Therapeutic Molecules: Synthetic Biotic medicines can also be programmed to produce beneficial molecules. SYNB1891, our first oncology candidate is engineered to produce a STING agonist that has the potential to activate the immune system within the tumor microenvironment towards anti-tumor activity.

•

Combinations of Mechanisms: Many diseases with complex pathophysiology, require more than a single effector to achieve a clinical response. By incorporating multiple effectors or enzymes into a single strain, Synthetic Biotic medicines have the potential to more effectively address multifactorial disease biology. For example, Synthetic biotic medicines can be engineered with multiple enzymes which consume toxic metabolites more effectively than a single effector could otherwise provide.

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

Our Product Pipeline

Approach to Selection of Therapeutic Area

We believe that our Synthetic Biotic platform has potential to address both metabolic and immune-mediated diseases and we are evaluating these medicines at different sites of action via different routes of administration, either orally or via injection. Our decision to focus initially on metabolic disease is based on the potential of the Synthetic Biotic platform to uniquely address conditions in which there is: (1) unmet medical need with (2) well understood biology that is (3) based on an imbalance of a metabolite that can be consumed by our strains and (4) where that metabolite is available within or originates from the gut lumen. Additional considerations include the availability of animal models, relevant biomarkers and feasible clinical development paths. Our initial clinical and pre-clinical programs have been focused on certain rare inherited or acquired metabolic diseases that share these characteristics. When delivered orally, our Synthetic Biotic medicines are designed to act from the gut to compensate for the dysfunctional metabolic pathway with the intended consequence of reducing systemic levels of the toxic metabolites. We believe that clinical success in these programs will enable us to demonstrate the potential of our oral Synthetic Biotic medicines to address metabolic dysfunction, while bringing meaningful change to lives of patients suffering from these debilitating conditions. Our lead therapeutic programs for metabolic disease are SYNB1618 being developed for the treatment of PKU and SYNB8802 being developed for the treatment of Enteric Hyperoxaluria.

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

Rare Metabolic Diseases

Patients with rare metabolic diseases lack certain enzymes that are responsible for metabolizing commonly occurring byproducts of digestion. The absence of these enzymes is caused by either a genetic mutation characterized by a dysfunctional metabolic pathway including PKU or organ dysfunction, such as enteric hyperoxaluria. In patients with such diseases, byproducts can accumulate to toxic levels in the gut and systemically throughout the body to cause serious health consequences, including irreversible neurological dysfunction.

While there are hundreds of conditions that fall into this class, individual disorders are considered orphan diseases, with each disease affecting fewer than 200,000 patients in the United States and fewer than five per 10,000 people in the European Union. This includes amino acid metabolism disorders such as PKU.

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

Kuvan® (sapropterin dihydrochloride) was the first drug approved for the treatment of PKU in 2007. It is indicated for the reduction of blood phenylalanine in patients with hyperphenylalaninemia with residual PAH activity as it is a synthetic form of the BH4 cofactor. Kuvan is to be used along with a Phe-restricted diet. Approximately 25-50% of PKU patients are responsive to oral (tablet or powder) administration of Kuvan.  However, Kuvan does not eliminate the need for ongoing dietary management in all patients. Large neutral amino acids have also demonstrated activity in blocking absorption of excess phenylalanine by the intestines and brain but are currently only administered in adolescents and adults.

PaylnziqTM (pegvaliase-pqpz) Injection, a pegylated form of recombinant phenylalanine ammonia lyase (PAL), an enzyme that metabolizes phenylalanine but does not require cofactor activity, was approved by the FDA in 2018 for adult patients with PKU and uncontrolled blood phenylalanine. While daily Palynziq injections have been proven to lower phenylalanine levels, many patients experience injection site reactions and/or develop antibodies to the product. A Black Box warning of a risk of anaphylaxis is included on the Palynziq label and Palynziq is currently only indicated for adult patients. Other therapeutics in early development include various gene therapy approaches, modified cell therapies and a modified orally delivered enzyme replacement therapy.

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

SYNB1618 Preclinical Program

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

Based on the data from the Phase 1/2a study, which demonstrated that SYNB1618 was able to consume equivalent amounts of Phe in the GI-tract in both PKU patients and healthy volunteers, we studied a solid formulation of SYNB1618 in a bridging study in healthy volunteers. This study was designed to evaluate safety and tolerability and Phe-consuming activity, as determined by TCA and HA production, compared to the early liquid formulation. In December 2019, we announced that the solid formulation of SYNB1618 was better tolerated than the liquid and identified a maximum tolerated dose of 2 x 1012 live cells (5.3 x 1011 colony forming units, or CFUs).  The study further demonstrated that a dose ramp improved SYNB1618 tolerability, that the lyophilized strain maintained Phe-consuming activity, and that pH buffering was required for maximum activity of the strain.

SYNB1618 Upcoming Clinical Milestones

In the third quarter of 2020, we initiated a Phase 2 clinical trial with SYNB1618.  The Phase 2 trial, referred to as the SynPheny-1 Study, is designed to evaluate safety and tolerability of a solid formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients.

Synthetic Biotic Program for Enteric Hyperoxaluria

Overview of Enteric Hyperoxaluria

Hyperoxaluria is a disease which results from excessive levels of oxalate in the body.  Oxalate can be found naturally in the body or in foods with high oxalate levels such as leafy greens, potatoes, almonds, coffee and beans.  Humans do not have an inherent physiological need for oxalate and it is normally excreted through the kidney or reabsorbed through the intestine.   Excessive levels of oxalate, when present in the urine, bind with calcium in the kidney and lead to nephrolithiasis (kidney stone formation), nephrocalcinosis, and chronic kidney complications and renal disease.

There are two types of hyperoxaluria. Primary hyperoxaluria is a genetic condition wherein the body produces excessive levels of oxalate. Approved treatments for primary hyperoxaluria which address the genetic causes of primary hyperoxaluria are not beneficial to patients with enteric hyperoxaluria. Enteric hyperoxaluria results from a gastrointestinal problem, which causes malabsorption of oxalate from the diet.   Conditions that commonly result in enteric hyperoxaluria include inflammatory bowel disease, certain kinds of bariatric surgery, short bowel syndrome, cystic fibrosis and celiac disease.

Patients with hyperoxaluria normally present to the healthcare system with kidney stones. There is a direct link between elevated urinary oxalate and increased probability of kidney stone events or other renal adverse outcomes in patients with enteric hyperoxaluria. Even modest reductions in urinary oxalate can reduced the odds of developing a kidney stone. A recent epidemiological study conducted in 297 patients with enteric hyperoxaluria demonstrated that a 20% reduction in urinary oxalate resulted in as much as a 25% reduction in risk of having a kidney stone in the subsequent year (D’Costa, Nephrol Dial Transplant 2020).

Kidney stones, of which 80% have been found to contain oxalate crystals, are extremely painful and have an estimated economic burden of over ~$5 billion on the U.S. healthcare system. Patients with kidney stones are treated with opioids to control the pain and the stones are either passed naturally or treated with shockwave lithotripsy to break apart the stone or removal by surgery. There is a 60-80% recurrence rate after a patient has had one kidney stone.  Recurrent kidney stones have been shown to lead to kidney damage, end stage renal disease, and the need for a kidney transplant.

There are an estimated 200,000 to 250,000 patients with enteric hyperoxaluria in the United States, and more than 80,000 patients who experience recurrent kidney stones due to hyperoxaluria. Currently there are no approved pharmacological therapies for the reduction of oxalate levels in the urine in patients with Enteric Hyperoxaluria.  Existing treatment options are generally non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation.

We believe there exists a clear need for therapies that lower dangerously high levels of urinary oxalate in enteric hyperoxaluria patients. We believe that a targeted chronic oral therapy that results in lower urinary oxalate levels would provide a substantial benefit for this underserved patient population.

SYNB8802 Preclinical Program

Preclinical Efficacy Studies

In vivo studies in both mouse and non-human primate studies demonstrated that SYNB8802 decreased urinary oxalate levels in an acute model of hyperoxaluria induced by dietary intervention in vivo. In mice, we observed reductions in C-13 labeled oxalate using both frozen liquid and lyophilized formulations of SYNB8802. In non-human primates whose oxalate was raised via dietary intervention, we observed statistically significant reductions of urinary oxalate levels, as well as statistically significant reductions in C-13 labeled oxalate, normalized by creatine levels.

A detailed description of the engineering of SYNB8802 and data from preclinical studies in an animal model of disease and healthy non-human primates was presented at the American Society of Nephrology Kidney Week 2020 conference (Renaud et al, poster number PO0650).

SYNB8802 Upcoming Clinical Milestones

In May 2020, we announced the nomination of a clinical candidate for Enteric Hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020.

SYNB8802 will be assessed for safety and tolerability, strain kinetics, changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate in the Phase 1 clinical study. The study has two parts: Part A is a multiple ascending dose study in healthy volunteers in whom we will induce temporary hyperoxaluria via diet; Part B is a placebo controlled, cross-over design study in patients with Enteric Hyperoxaluria following Roux-n-Y gastric bypass surgery.

Synthetic Biotic Medicines for Other Metabolic Disorders with High Unmet Need

The strain design and engineering, translational research, clinical and regulatory planning and scalable manufacturing of our PKU program has informed development of future clinical candidates, including the Enteric Hyperoxaluria program. Additional preclinical programs have been selected based on our expertise discovering and developing Synthetic Biotic medicines that consume a toxic metabolite known to be associated with the relevant clinical endpoint and to be accessible in the GI tract.

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

SYNB1891 is being evaluated in a Phase 1 open-label, multicenter, dose escalation trial in patients with refractory solid tumors and lymphoma. The study’s primary objectives are to evaluate safety and tolerability of escalating doses of intratumorally administered SYNB1891 as a monotherapy. Once a maximum tolerated dose is established, patients will receive escalating dose levels of SYNB1891 in combination with the PD-L1-blocking checkpoint inhibitor, atezolizumab, (Tecentriq®) to establish a recommended Phase 2 dose for the combination regimen.

We released interim data from the ongoing monotherapy arm of this trial in December of 2020 which demonstrated target engagement and the production of biomarkers consistent with STING activation. In December of 2020 we also initiated the combination arm of the Phase 1 clinical trial.

Our Synthetic Biotic Medicines for Inflammatory Bowel Disease (IBD)

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

Among immune conditions, IBD is particularly attractive for our Synthetic Biotic platform, as it allows us to leverage knowledge and expertise gleaned from our oral metabolic programs to develop living medicines that can act locally at the site of disease in the gut. Because our approach is based on local delivery to the site of inflammation and not on systemic administration, we anticipate that our Synthetic Biotic medicines may offer an attractive safety profile in this setting. In 2015, we entered into a multi-year global collaboration with AbbVie focused on the discovery and development of Synthetic Biotic medicines for the treatment of IBD. This agreement was terminated in 2020 and all rights for the development of Synthetic Biotics in IBD were returned to Synlogic.

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

Ginkgo Bioworks

In June 2019 we entered into an agreement with Ginkgo. The agreement provided an $80.0 million equity investment at a premium in Synlogic by Ginkgo and entry into a long-term strategic platform collaboration to expand and accelerate the development of Synlogic’s pipeline of Synthetic Biotic medicines. We are using Ginkgo’s cell programming platform to build and test thousands of microbial strains to accelerate progression of early preclinical leads to drug candidates optimized for further clinical development.

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

AbbVie

In July 2015, we entered into a license agreement with our subsidiary Synlogic IBDCo, Inc. (IBDCo) and an Agreement and Plan of Merger with AbbVie (together, the AbbVie Agreements) to collaborate on the discovery and development of Synthetic Biotic medicines for the treatment of IBD. The AbbVie Agreements provided AbbVie with an exclusive option to acquire IBDCo, which would then have had an exclusive worldwide license to develop and commercialize up to three specified Synthetic Biotic medicines for the treatment of IBD. In May 2020, we announced the termination of this collaboration with AbbVie. Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD. This allows us to fully leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We further regained the rights to partner these IBD programs.

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

We believe we are well positioned in terms of intellectual property because we:

•

have built and expanded, and intend to continue expansion in, a broad worldwide portfolio of intellectual property, including patents and patent applications, in areas relevant to the development, manufacturing and formulation of human therapeutic products using live biotherapeutics based on synthetic biology; and

•

intend to take additional steps, where appropriate, to further protect our intellectual property rights, including, for example, through the use of copyright and trademark protection, as well as regulatory protection available via orphan drug designations, data exclusivity, market exclusivity and patent term extensions.

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies, which are directed to diseases and conditions associated with hyperphenylalanemia, other rare metabolic diseases and metabolic disorders, autoimmune and other inflammatory disorders and oncology. As of March 18, 2021, we had 161 Synlogic-owned patents and patent applications in U.S. and foreign jurisdictions, of which 17 have been issued or allowed.

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

Trademarks

Our registered trademark portfolio currently contains 21 registered trademarks, 1 allowance and 5 pending applications.

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

Regulatory Matters

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the New Drug Application (NDA) process and a new biologic must be approved by the FDA through the Biologics License Application (BLA), process before such products may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and in the case of biologics, also under the Public Health Service Act (PHSA) and implementing regulations. Our product candidates will be regulated by the FDA as biologics. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of required preclinical laboratory tests, animal studies and formulation studies performed in accordance with Good Laboratory Practice (GLP) and other applicable regulations;
•	submission to the FDA of an investigational new drug application (IND) which must become effective before shipment of investigational product for human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials performed in accordance with applicable IND regulations, Good Clinical Practice (GCP), and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;

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

Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Other U.S. Health Care Laws and Regulations

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

Competitors include other synthetic biology companies developing other synthetic biology methods, cellular and microbiome-based companies, DNA and RNA-based companies, as well as companies developing small molecules or other biologics. In the case of indications that we are targeting with our own Synthetic Biotic medicines, competitors include, but are not limited to:

•	PKU
•	BioMarin, Inc. has two approved products and a development stage product;
•	PTC Therapeutics, Inc., Nestle Health Sciences S.A. (Codexis, Inc.), and Homology Medicines, Inc. have products in clinical trials;
•

Agios Pharmaceuticals, Inc., Generation Bio Co., American Gene Technologies International Inc., Sangamo Therapeutics, Inc., Sanofi, S.A., Trucode Gene Repair, Inc., SOM Biotech SL and others are developing product candidates

•	Enteric Hyperoxaluria
•	Allena Pharmaceuticals, Inc. has a recombinant enzyme in clinical trials;
•	Novome Biotechnologies, Inc., Federation Bio, Inc., Oxidien Pharmaceuticals, LLC and others are developing product candidates

•	Immuno-oncology
•

The field of immuno-oncology is highly competitive with many companies developing and commercializing a wide range of types of pharmaceutical products and combinations. Companies with STING agonists in clinical development include Merck & Co. Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc., Bristol Myers Squibb Company, and Silicon Therapeutics. Examples of companies developing other modalities which target STING or similar mechanisms include companies such as Roche (Genentech) and Pfizer Inc. / Merck KgaA. Multiple companies develop and market antibodies called checkpoint inhibitors including Pfizer Inc., Roche (Genentech), Merck, Bristol-Myers Squibb Company, Eli Lilly & Co., and others. Other companies are developing and or marketing oncolytic viruses, cancer vaccines, cytotoxic agents, and other approaches to treat cancer.

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

Employees

As of March 18, 2021, we had 72 full-time employees. Of our full-time employees, 60 were primarily engaged in research and development activities. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (“Mirna”), completed its business combination with Private Synlogic pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (“Merger Sub”), and Private Synlogic (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the “Merger”). On August 25, 2017, in connection with, and prior to the completion of the Merger, Mirna effected a reverse stock split of its common stock (the “Reverse Stock Split”), and on August 28, 2017, immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX).

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our business, prospects, financial condition or operating results could be materially adversely affected by the risks identified below, as well as other risks not currently known to us or that we currently consider immaterial. Furthermore, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the SEC. The following risk factors may be amended, supplemented or superseded from time to time by other reports we file with the SEC in the future.

In the following discussion of risk factors, References to “we”, “us”, “our” and similar terms refer to the combined business of Synlogic, Inc. after the Merger on August 28, 2017.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•	We are a clinical-stage biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.
•	We will require substantial additional funding, which may not be available on acceptable terms, or at all.
•

Our quarterly and annual operating results may fluctuate in the future. As a result, we may fail to meet the expectations of research analysts or investors, which could cause our stock price to decline.

•	Our stock price is volatile and our stockholders may not be able to resell shares of our common stock at or above the price they paid.
•	Our short operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.
•	Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•	The approach we are taking to discover and develop novel therapeutics using synthetic biology to create novel medicines is unproven and may never lead to marketable products.
•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial viability of an approved label, or result in significant negative consequences following marketing approval, if any.

•

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

•

If we experience delays or difficulties in the enrollment of patients in clinical trials, our costs might be higher than expected and our receipt of necessary regulatory approvals could be delayed or prevented.

•

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

•	A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.
•	Even if we obtain regulatory approval for a product candidate, we will remain subject to ongoing regulatory requirements.
•

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

•

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

•

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.

•

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

•	Ethical, legal and social concerns about synthetic biology and genetic engineering could limit or prevent the use of our technologies and limit our revenues.
•	We may not be successful in obtaining or maintaining necessary rights to Synthetic Biotic medicines, product candidates and processes for our development pipeline through acquisitions and in-licenses.
•	We may not have sufficient patent term protections for our product candidates to effectively protect our business.
•	If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our proposed markets.
•	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
•	We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful.
•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•	We may not be able to protect our intellectual property rights throughout the world.
•

We rely, and expect to continue to rely, on third parties to conduct some aspects of our product formulation, research, preclinical, and clinical studies, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such formulation, research or testing.

•	We rely on third-party supply and manufacturing partners for drug supplies for our late-stage clinical activities, and may do the same for any commercial supplies of our product candidates.
•	We may attempt to form collaborations in the future with respect to our product candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans.
•

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

•	We face substantial competition and our competitors may discover, develop or commercialize products faster or more successfully than us.
•

Our employees, independent contractors, principal investigators, CROs, consultants and collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

•

Our employment agreements with our executive officers may require us to pay severance benefits to any of those persons who are terminated in connection with a change of control, which could harm our business, financial condition or results of operations.

•	Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.
•	Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.
•

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

•

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $59.2 million and $51.4 million for the fiscal years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of approximately $230.3 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate ready for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In April 2018, we announced that we dosed the first patient in our Phase 1b/2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis. Based on the data obtained in this clinical trial, the SYNB1020 program was discontinued in August 2019. In April 2018, we dosed our first subject in a Phase 1/2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU. In January 2020, we announced that we had dosed the first subject in our Phase 1 clinical trial of SYNB1891 which is being developed for the treatment of patients with solid tumors and lymphoma. In May 2020, we announced the nomination of a clinical candidate for Enteric Hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020. All of our other therapeutic programs are still in the preclinical development stage. We will need to transition from a company with a research focus to a company capable of supporting clinical development and commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis. As a result, we have become more dependent on the success of our SYNB1618, SYNB1891 and SYNB8802 programs and new early development programs.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and our financial results.

The coronavirus outbreak has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities. COVID-19 originated in Wuhan, China, in December 2019 the virus has since spread to multiple countries, including the United States, where we are currently conducting our clinical trials. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., Nestlé Health Science S.A. (Codexis, Inc.), Homology Medicines, Inc., American Gene Technologies International Inc., Sangamo Therapeutics, Inc., Sanofi S.A., Generation Bio Co., Agios Pharmaceuticals, Inc., Trucode Gene Repair, Inc., SOM Biotech

SL and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Allena Pharmaceuticals, Inc, Novome Biotechnologies, Inc., Federation Bio, Inc., Oxidien Pharmaceuticals L.L.C. and others are developing product candidates for enteric hyperoxaluria.  Merck & Co. Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc., Bristol Myers Squibb Company, and Silicon Therapeutics have STING agonists in clinical development. companies developing other modalities which target STING or similar mechanisms include companies such as Roche (Genentech) and Pfizer Inc. / Merck KgaA. Multiple companies develop and market antibodies called checkpoint inhibitors including Pfizer Inc., Roche (Genentech), Merck, Bristol-Myers Squibb Company, Eli Lilly & Co, and others. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Based on the beneficial ownership of our common stock as of March 18, 2021, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 39.2% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 18, 2021 there were a total of 39,657,841 shares of our common stock outstanding.

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

Stockholders

As of March 18, 2021, there were approximately 111 stockholders of record of our common stock.

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

Overview

Business

Synlogic is a clinical-stage biopharmaceutical company focused on the discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, leveraging a reproducible, modular approach to Synthetic Biology to develop beneficial microbes which perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways, or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop, and ultimately commercialize Synthetic Biotic medicines. Synlogic’s proprietary pipeline includes Synthetic Biotic medicines for the treatment of metabolic disorders including Phenylketonuria (PKU) and Enteric Hyperoxaluria. We are building a portfolio of partner-able assets in immunology and oncology.

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

The disorder can lead to high levels of urinary oxalate, which causes progressive kidney damage, kidney stone formation, and nephrocalcinosis. In May 2020, we announced the nomination of a clinical candidate for Enteric Hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020.

SYNB8802 will be assessed for safety and tolerability, strain kinetics, changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate in the Phase 1 clinical study. The study has two parts: Part A is a multiple ascending dose study in healthy volunteers in whom we will induce temporary hyperoxaluria via diet; Part B is a placebo controlled, cross-over design study in patients with Enteric Hyperoxaluria following Roux-n-Y gastric bypass surgery.

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

In January 2020, we treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy.  Once an MTD is identified, we will evaluate treatment of patients with a combination of SYNB1891 and the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche. Despite the COVID-19 pandemic, the Phase 1 clinical trial has remained open and currently enrolled patients are continuing on trial. New patient enrollment in the study is also continuing. We released interim data from the ongoing monotherapy arm of this trial in December of 2020 which demonstrated target engagement and the production of biomarkers consistent with STING activation. In December of 2020 we also initiated the combination arm of the Phase 1 clinical trial.

Other Programs

Maple Syrup Urine Disease (MSUD) is an inherited, rare metabolic disease characterized by a deficiency of enzymes required to break down certain amino acids. We have been conducting studies to advance a pre-clinical candidate for MSUD.  Prototype strains did not meet pre-specified criteria for candidate declaration. Therefore, we discontinued efforts in MSUD in the third quarter of 2020 to prioritize other metabolic disorders.

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

We are also leveraging our proprietary technology platform to develop Synthetic Biotic medicines to treat a broader range of human diseases. To achieve this goal, we collaborate with key disease experts who have developed robust models of relevant diseases and to inform our translational medicine strategy. These collaborators bring complementary expertise in preclinical development, clinical development and commercialization. Inflammatory bowel disease (IBD) is an attractive target for our technology as Synthetic Biotic medicines can be designed to locally deliver combinations of complementary therapeutics to potentially address the unmet medical need for maintenance of disease remissions. In May 2020, we announced the termination of our collaboration with AbbVie S.à.r.l. (“AbbVie”) to develop Synthetic Biotic medicines for the treatment of types of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis.  Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD. This allows us to fully leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We further regained the rights to partner these IBD programs. We may enter into additional strategic partnerships in the future to maximize the value of our programs and our Synthetic Biotic platform.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of March 2021, we have received approximately $340.1 million in proceeds as we financed our operations primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $59.2 million and $51.4 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of approximately $230.3 million and $171.1 million, respectively, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue to date was generated from our collaboration agreement with AbbVie.  In May 2020, we announced the termination of our collaboration with AbbVie. Upon termination of the collaboration with AbbVie, we regained all rights to develop the IBD Synthetic Biotic medicines previously developed with AbbVie as well as new IBD Synthetic Biotic medicines for all effectors targeting IBD. Due to the termination of this Agreement, we do not expect further revenue from AbbVie. See Note 10, “Collaboration Agreements: AbbVie Collaboration” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full discussion of this arrangement.

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

	Year ended December 31,
	2020	2019
SYNB1020	$40	$2,606
SYNB1618	8,970	8,194
SYNB1891	2,018	2,527
SYNB8802	1,907	—
External pre-development candidate expenses and unallocated expenses	10,700	3,538
Internal research and development expenses	23,839	25,040
	$47,474	$41,905

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

Other Income (Expense)

Interest and investment income consist of income earned on investments. Interest expense consists of expense related to our finance leases. Other expense consists primarily of gains and losses on foreign currency invoices.

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

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

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

Research and Development Expense

All research and development expenses are expensed as incurred. Research and development expenses comprise costs incurred in performing research and development activities, including compensation, benefits and other employee costs; equity‑based compensation expense; laboratory and clinical supplies and other direct expenses; facilities expenses; overhead expenses; fees for contractual services, including preclinical studies, clinical trials, clinical manufacturing and raw materials; and other external expenses. Nonrefundable advance payments for research and development activities are capitalized and expensed over the related service period or as goods are received and services are performed. When third-party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of our obligations to those third parties, including clinical trial costs, contractual service costs and costs for supply of our drug candidates, incurred in a given accounting period and record accruals at the end of the period. We base our estimates on the completion status of the research and development programs and the associated estimate of unbilled costs.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Year ended December 31,
	2020	2019
	(in thousands)
Revenue	$545	$2,224
Operating expenses:
Research and development	47,474	41,905
General and administrative	13,537	14,728
Total operating expenses	61,011	56,633
Loss from operations	(60,466)	(54,409)
Other income (expense):
Interest and investment income	1,302	3,062
Interest expense	(6)	(21)
Other expense	(3)	(5)
Other income (expense), net	1,293	3,036
Net loss	$(59,173)	$(51,373)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

	Years Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Revenue	$545	$2,224	$(1,679)	(75)%

Revenue was $0.5 million for the year ended December 31, 2020 compared to $2.2 million for the year ended December 31, 2019. Revenue for the years ended December 31, 2020 and 2019 was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration. In May 2020, we announced the termination of our collaboration with AbbVie.

Operating Expenses

	Years Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$47,474	$41,905	$5,569	13%
General and administrative	13,537	14,728	(1,191)	(8)%
Total operating expenses	$61,011	$56,633	$4,378	8%

Research and Development Expense

Research and development expense was $47.5 million for the year ended December 31, 2020 compared to $41.9 million for the year ended December 31, 2019. The increase of $5.6 million was primarily due to an increase of $8.9 million of non-clinical costs, $1.5 million in clinical development costs associated with our SYNB8802 program, and $0.8 million in clinical development costs associated with our SYNB1891 program. These increases were partially offset by decreases of $1.0 million in compensation, benefits and other employee-related expenses, $2.0 million in clinical development costs associated with our SYNB1020 program, $1.4 million in clinical development costs associated with our SYNB1618 program, $0.6 million in manufacturing costs associated with our SYNB1618 and SYNB1891 programs, $0.4 million of professional services, and $0.2 million of research and development support costs.

General and Administrative Expense

General and administrative expense was $13.5 million for the year ended December 31, 2020 compared to $14.7 million for the year ended December 31, 2019. The decrease of $1.2 million was due primarily to a decrease of $1.1 million in compensation, benefits and other employee-related expenses associated with decreased headcount, as well as a decrease of $0.6 million in professional services. The decreases were partially offset by an increase of $0.3 million in support costs and a $0.2 million increase in corporate fees.

Other Income (Expense)

	Years Ended
	December 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Other income (expense):
Interest and investment income	$1,302	$3,062	$(1,760)	(57)%
Interest expense	(6)	(21)	15	(71)%
Other expense	(3)	(5)	2	(40)%
Other income (expense), net	$1,293	$3,036	$(1,743)	(57)%

Other income (expense) for the year ended December 31, 2020 was $1.3 million compared to $3.1 million for the corresponding period in 2019. The decrease in other income (expense) of $1.8 million was related to a decrease in interest and investment income resulting from lower cash, cash equivalents and marketable securities balances and lower interest income generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of December 31, 2020, we had an accumulated deficit of approximately $230.3 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under our prior AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger. During the year ended December 31, 2020, we received net proceeds of $13.5 million from the sale of 5,866,258 shares of our common stock in the ATM offering program. In June 2019, we issued to Ginkgo 6,340,771 shares of common stock and accompanying Pre-Funded Warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to us were approximately $79.9 million. At December 31, 2020, we had approximately $100.4 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities, commercial paper and U.S. government agency securities and treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2020 our cash, cash equivalents and marketable securities balance decreased approximately $26.6 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Years ended December 31,
	2020	2019
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(39,553)	$(75,468)
Investing activities	32,482	10,796
Financing activities	13,394	79,604
Net increase in cash, cash equivalents and restricted cash	$6,323	$14,932

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $39.6 million for the year ended December 31, 2020. The primary use of cash was our net loss of approximately $59.2 million, which was partially offset by $8.3 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. There was an increase in working capital of $11.4 million, primarily related to decreases in prepaid research and development expenses, as result of our June 2019 services agreement with Ginkgo, decreases in prepaid expense and other current assets, offset by decreases in accounts payable, accrued expenses, operating lease liability and deferred revenue.

Net cash, cash equivalents and restricted cash used in operating activities was approximately $75.5 million for the year ended December 31, 2019. The primary use of cash was our net loss of approximately $51.4 million and a decrease in working capital of $31.0 million, of which $30.0 million related to prepaid research and development expenses, as a result of our June 2019 services agreement with Ginkgo, decreases in accounts payable and accrued expenses, and an increase in operating lease liability and right of use asset, as a result of the adoption of ASU 2016-02: Leases (Topic 842) effective January 1, 2019, offset by an increase in deferred revenue. Net loss was partially offset by $6.9 million of non-cash items primarily including depreciation, equity-based compensation and the right of use asset.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $32.5 million and resulted primarily from the proceeds from maturity of marketable securities of $90.8 million and proceeds from redemption of marketable securities of $28.5 million. This was offset by the purchases of marketable securities of $86.5 million and property and equipment of $0.4 million.

Net cash provided by investing activities for the year ended December 31, 2019 was $10.8 million and resulted primarily from the purchases of marketable securities of $145.4 million and purchases of property and equipment of $1.3 million. These uses were partially offset by the proceeds of maturity of marketable securities of $157.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 totaled $13.4 million, primarily related to net proceeds of $13.5 million from the sale of 5,866,258 shares of our common stock in the ATM offering program, offset by payments on our finance leases.

Net cash provided by financing activities for the year ended December 31, 2019 totaled $79.6 million related to net proceeds of $79.9 million from the sale of our common stock and Pre-Funded Warrants to Ginkgo in June 2019, offset by payments on our finance leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have historically generated revenue from our AbbVie collaboration, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of December 31, 2020, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

In July 2017, we entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts. Annual rent is approximately $3.3 million. The ten-year lease commenced in January

2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. Additionally, we have paid for a tenant improvement investment of approximately $2.9 million. In conjunction with the lease, we established a letter of credit of approximately $1.0 million.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

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

Item 15(a)(3)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566
4.3	Description of Securities		10-K (Exhibit 4.3)	03/12/2020	001-37566

10.1#	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4#	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	001-37566

10.6#	Non‑Employee Director Compensation Program.		8-K (Exhibit 10.1)	01/31/2020	001-37566

10.7#	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.8#	Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of June 22, 2016		8-K (Exhibit 10.6)	08/28/2017	001-37566

10.9#	First Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of November 7, 2016		8-K (Exhibit 10.7)	08/28/2017	001-37566

10.10#	Second Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of May 8, 2017		8-K (Exhibit 10.8)	08/28/2017	001-37566

10.11#	Third Amendment to Offer Letter dated as of June 5, 2018, between Synlogic, Inc. and Aoife Brennan, MB, BCh, BAO, MMSc		10-Q (Exhibit 10.1)	08/9/2018	001-37566

10.12#	Amended and Restated Letter Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of October 1, 2018		10-Q (Exhibit 10.1)	11/13/2018	001-37566

10.13	Employment Letter Agreement dated July 17, 2019, by and between Synlogic and Richard Riese	X

10.14.1	Employment Letter Agreement dated November 28, 2018, by and between Synlogic and Antoine Awad	X

10.14.2	Promotion Letter, dated July 21, 2020, for Antoine Awad	X

10.15†^

Agreement and Plan of Merger by and among AbbVie S.à.r.l., Suffolk Merger Sub, Inc., Synlogic IBDCo, Inc., Synlogic, LLC, Synlogic, Inc. and the founders named therein, dated as of July 16, 2015; as amended by a First Amendment to Agreement and Plan of Merger, dated as of December 14, 2015

			8-K (Exhibit 10.12)	8/28/2017	001-37566

10.16†^	Second Amendment to Agreement and Plan of Merger by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of September 27, 2018		10-Q (Exhibit 10.2)	11/13/2018	001-37566

10.17†^

Third Amendment to Agreement and Plan of Merger and First Amendment to License Agreement by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of December 18, 2018

			10-K (Exhibit 10.25)	03/12/2019	001- 37566

10.18†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	8/28/2017	001-37566

10.19	Sales Agreement, dated as of October 13, 2017 by and between the registrant and Cowen and Company, LLC		8-K (Exhibit 1.1)	10/16/2017	001-37566

10.20	Form of Subscription Agreement, dated as of April 6, 2018, by and among Synlogic, Inc. and certain investors.		8-K (Exhibit 10.1)	04/6/2018	001-37566

10.21†	Master Contract Services Agreement, dated as of September 8, 2018, between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.29)	03/12/2019	001- 37566

10.22†	Statement of Work dated September 10, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.30)	03/12/2019	001- 37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.23†	Statement of Work dated December 7, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.31)	03/12/2019	001-37566

10.24	Subscription Agreement dated June 11, 2019 by and between the Company and Ginkgo Bioworks, Inc.		8-K (Exhibit 10.1)	06/12/2019	001- 37566

10.25†	Foundry Terms of Service Agreement dated June 11, 2019 by and between Synlogic Operating Company Inc. and Ginkgo Bioworks, Inc.		10-Q (Exhibit 10.2)	08/08/2019	001- 37566

10.26	Consulting Agreement effective as of October 13, 2019 by and between the Company and Danforth Advisors, LLC, as amended		8-K (Exhibit 10.1)	10/24/2019	001-37566

10.27	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Management contract or compensatory plans or arrangements.
†	Confidential treatment has been requested or granted as to certain portions, which portions have been omitted and filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synlogic, Inc.

Date: March 25, 2021	By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Aoife Brennan and Gregg Beloff his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ AOIFE BRENNAN	President, Chief Executive Officer, and Director	March 25, 2021
Aoife Brennan	(Principal Executive Officer)

/s/ GREGG BELOFF	Interim Chief Financial Officer	March 25, 2021
Gregg Beloff	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER BARRETT
Peter Barrett	Chairman of the Board	March 25, 2021

/s/ MICHAEL BURGESS
Michael Burgess	Director	March 25, 2021

/s/ MICHAEL HEFFERNAN
Michael Heffernan	Director	March 25, 2021

/s/ PATRICIA HURTER
Patricia Hurter	Director	March 25, 2021

/s/ LISA KELLY-CROSWELL
Lisa Kelly-Croswell	Director	March 25, 2021

/s/ CHAU KHUONG
Chau Khuong	Director	March 25, 2021

/s/ NICK LESCHLY
Nick Leschly	Director	March 25, 2021

/s/ EDWARD MATHERS
Edward Mathers	Director	March 25, 2021

/s/ RICHARD P. SHEA
Richard P. Shea	Director	March 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of accrued expenses related to research and development activities performed by third parties

As discussed in Note 2 to the consolidated financial statements, costs incurred in research and development are expensed as incurred. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period and the expected duration of the third-party service contract, where applicable.  As discussed in Note 7 to the consolidated financial statements, the accrued expenses balance related to research and development activities performed by third parties was $230 thousand at December 31, 2020.

We identified the evaluation of accrued expenses related to research and development activities performed by third parties as a critical audit matter.  The estimates made by the Company in determining the accrued expenses balance are based on a number of factors that can be challenging to assess, including the completion status of the research and development programs and the associated estimate of unbilled costs.

The following are the primary procedures we performed to address this critical audit matter.  We inspected contracts with third-party service providers, including any subsequent amendments, confirmed costs incurred to date with the respective third parties under the contracts, and inspected invoices to evaluate the amounts billed to date under the contracts.  Furthermore, to assess that all services rendered by the third parties prior to December 31, 2020 were appropriately included in the Company’s accrued expenses balance at December 31, 2020, we (1) inquired of the individuals at the Company who are responsible for overseeing the research and development activities of the third-party service providers to understand the progress of the respective programs; (2) inspected correspondence received from the third-party service providers, including status reports, and compared them to the estimates underlying the accrued expenses balance,  and (3) compared amounts ultimately invoiced by the third-party service providers subsequent to December 31, 2020 to the amounts accrued by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 25, 2021

SYNLOGIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$32,507	$26,184
Short-term marketable securities	67,937	93,387
Prepaid expenses and other current assets	6,402	13,675
Total current assets	106,846	133,246
Long-term marketable securities	—	7,502
Property and equipment, net	10,776	13,021
Right of use asset - operating lease	15,527	17,263
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	9,590	16,381
Other assets	4	64
Total assets	$143,840	$188,574
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,995	$2,165
Accrued expenses	3,773	3,946
Deferred revenue	—	544
Lease liability - operating lease	2,531	2,000
Finance lease obligations	2	208
Total current liabilities	8,301	8,863
Long-term liabilities:
Lease liability - operating lease, net of current portion	20,273	22,804
Finance lease obligations, net of current portion	—	2
Other long-term liabilities	131	—
Total long-term liabilities	20,404	22,806
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of December 31, 2020 and December 31, 2019. 38,183,273 shares issued and outstanding as of December 31, 2020 and 32,266,814 shares issued and outstanding as of December 31, 2019.	38	33
Additional paid-in capital	345,394	327,900
Accumulated other comprehensive loss	14	110
Accumulated deficit	(230,311)	(171,138)
Total stockholders' equity	115,135	156,905
Total liabilities and stockholders' equity	$143,840	$188,574

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years ended December 31,
	2020	2019
Revenue	$545	$2,224
Operating expenses:
Research and development	47,474	41,905
General and administrative	13,537	14,728
Total operating expenses	61,011	56,633
Loss from operations	(60,466)	(54,409)
Other income (expense):
Interest and investment income	1,302	3,062
Interest expense	(6)	(21)
Other expense	(3)	(5)
Other income (expense), net	1,293	3,036
Net loss	$(59,173)	$(51,373)

Net loss per share - basic and diluted	$(1.65)	$(1.70)
Weighted-average common stock outstanding - basic and diluted	35,835,744	30,284,068
Comprehensive loss:
Net loss	$(59,173)	$(51,373)
Net unrealized (loss) gain on marketable securities	(96)	175
Comprehensive loss	$(59,269)	$(51,198)

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other
	$0.001 par value		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2018	25,401,479	$25	$243,903	$(65)	$(119,765)	$124,098
Proceeds from issuance of common stock, net of issuance costs	6,340,771	7	56,990	—	—	56,997
Proceeds from issuance of pre-funded common stock warrants, net of issuance costs	—	—	22,874	—	—	22,874
Issuance of restricted stock	585,600	1	(1)	—	—	—
Cancellation of restricted stock	(61,036)	—	—	—	—	—
Equity-based compensation expense	—	—	4,134	—	—	4,134
Unrealized gain (loss) on securities	—	—	—	175	—	175
Net loss	—	—	—	—	(51,373)	(51,373)
Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	5,866,258	5	13,529	—	—	13,534
Exercise of options	9,472	—	16	—	—	16
Issuance of restricted stock	226,335	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	29,857	—	42	—	—	42
Cancellation of restricted stock	(215,463)	—	—	—	—	—
Equity-based compensation expense	—	—	3,907	—	—	3,907
Unrealized gain (loss) on securities	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(59,173)	(59,173)
Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	$115,135

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,173)	$(51,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,636	2,702
Equity-based compensation expense	3,907	4,134
Accretion/amortization of investment securities	(21)	(1,282)
Reduction in carrying amount of operating lease right of use asset	1,736	1,370
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,273	(12,263)
Prepaid research and development, net of current portion	6,791	(16,381)
Other assets	60	—
Accounts payable and accrued expenses	(349)	(935)
Deferred revenue	(544)	276
Operating lease liabilities	(2,000)	(1,716)
Other long-term liabilities	131	—
Net cash used in operating activities	(39,553)	(75,468)
Cash flows from investing activities:
Purchases of marketable securities	(86,474)	(145,418)
Proceeds from maturity of marketable securities	90,836	157,465
Proceeds from redemption of marketable securities	28,515	—
Purchases of property and equipment	(395)	(1,251)
Net cash provided by investing activities	32,482	10,796
Cash flows from financing activities:
Payments on finance lease obligations	(208)	(266)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	13,544	—
Proceeds from employee stock purchases and exercise of stock options	58	—
Proceeds from sale of common stock, net of issuance costs	—	56,996
Proceeds from sale of pre-funded warrants, net of issuance costs	—	22,874
Net cash provided by financing activities	13,394	79,604
Net increase in cash, cash equivalents and restricted cash	6,323	14,932
Cash, cash equivalents and restricted cash at beginning of period	27,281	12,349
Cash, cash equivalents and restricted cash at end of period	$33,604	$27,281
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$(4)	$(369)
Assets acquired under operating lease obligation	$—	$2,714
Supplemental disclosure of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$10	$—
Cash paid for interest	$6	$21

See accompanying notes to the consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (“Synlogic” or the “Company”), is a clinical-stage biopharmaceutical company focused on the drug discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, leveraging a reproducible, modular approach to Synthetic Biology to develop beneficial microbes, which perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop and ultimately commercialize Synthetic Biotic medicines. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

Risks and Uncertainties

At December 31, 2020, the Company had approximately $100.4 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $230.3 million. Since its inception through December 31, 2020, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds, including money market funds held in a sweep account. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $32.5 million and $13.5 million at December 31, 2020 and 2019, respectively.

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

Restricted Cash

The Company held cash of approximately $1.1 million at December 31, 2020 and 2019 in a letter of credit to secure its lease at the 301 Binney Street facility.  The Company has classified this deposit as long-term restricted cash on its balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$32,507	$26,184
Restricted cash included in other long-term assets	1,097	1,097
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$33,604	$27,281

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2020 and 2019.

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

Leases

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Research and Development Costs

Costs incurred in research and development are expensed as incurred. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are received or the related services are performed.

Research and development expenses are comprised of costs incurred in performing research and development activities, including salary and benefits, equity-based compensation expense, laboratory supplies and other direct expenses, facilities expenses, overhead expenses, contractual services and other outside expenses.

When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on the completion status of the research and development programs and the associated estimate of unbilled costs.

Revenue recognition

The Company generated revenue through a collaboration and license arrangement with AbbVie for the development and commercialization of product candidates prior to the termination of the arrangement in May 2020.

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

Equity‑Based Compensation

The Company measures equity-based compensation to employees, non-employees and directors based on the grant date fair value of the awards and recognizes the associated expense in the financial statements over the requisite service period of the award, which is generally the vesting period. The fair value of each option and purchase rights under the employee stock purchase plan (“ESPP”) is estimated on the date of grant using the Black‑Scholes option‑pricing model. Expected volatility for the Company’s common stock is determined based on an average of the historical volatility of the Company and the historical volatility of a peer‑group of similar public companies. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected term of purchase rights for the ESPP is based on the duration of an offering period. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk‑free interest rate is based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant or remeasurement. Forfeitures are recognized as they occur.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock, outstanding stock options and potential shares issuable under the ESPP.

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

New Accounting Pronouncements

New accounting pronouncements are issued by the FASB from time to time, and rules are issued by the SEC that the Company has or will adopt as of a specified date. Unless otherwise noted, management does not believe that any recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have, a material impact on the Company’s present or future financial statements.

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

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement - Disclosure Framework (Topic 820). The standard modifies the disclosure requirements for fair value measurements. The standard is effective for public companies for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance effective on January 1, 2020, which had an immaterial impact on the Company’s financial statement disclosures.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 - Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its consolidated financial statements and disclosures.

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

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At December 31, 2020 and 2019, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$32,506	$32,506	$—	$—
Commercial paper	40,477	—	40,477	—
Corporate debt securities	18,637	—	18,637	—
U.S. government agency securities and treasuries	8,823	8,823	—	—
Total	$100,443	$41,329	$59,114	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3,240	$3,240	$—	$—
Commercial paper (included in cash and cash equivalents)	4,249	—	4,249	—
Commercial paper (included in marketable securities)	20,501	—	20,501	—
Corporate debt securities (included in cash and cash equivalents)	6,005	—	6,005	—
Corporate debt securities (included in marketable securities)	71,383	—	71,383	—
U.S. government agency securities and treasuries	9,005	—	9,005	—
Total	$114,383	$3,240	$111,143	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2020 and December 31, 2019 are carried at amounts that approximate fair value due to their short-term maturities.  Finance lease obligations at December 31, 2020 and December 31, 2019 approximate fair value as they bear interest at a rate approximating a market interest rate.
(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at December 31, 2020 and 2019 (in thousands):

December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$40,467	$11	$(1)	$40,477
Corporate debt securities	18,634	4	(1)	18,637
U.S. government agency securities	8,822	1	—	8,823
Total	$67,923	$16	$(2)	$67,937

December 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$20,484	$18	$(1)	$20,501
Corporate debt securities	71,288	96	(1)	71,383
U.S. government agency securities	9,005	2	(2)	9,005
Total	$100,777	$116	$(4)	$100,889

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The contractual maturity of all securities held at December 31, 2020 was ten months or less.  There were eight investments in an unrealized loss position at December 31, 2020, none of which had been in an unrealized loss position for more than twelve months.  The aggregate fair value of the securities in an unrealized loss position at December 31, 2020 and 2019 was $20.1 million and $24.8 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at December 31, 2020.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.
(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid insurance	$856	$648
Prepaid research and development	4,771	11,989
Other prepaid expenses	528	390
Other current assets	247	648
	$6,402	$13,675

(6)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$7,793	$7,523
Computer and office equipment	769	782
Furniture and fixtures	421	421
Leasehold improvements	9,514	9,514
Construction in progress	528	412
	19,025	18,652
Less accumulated depreciation	(8,249)	(5,631)
	$10,776	$13,021

Depreciation expense on property and equipment was $2.6 million and $2.7 million in 2020 and 2019, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2020	2019
Payroll related	$3,005	$2,372
Professional fees	215	444
Research and development	230	1,005
Other	323	125
	$3,773	$3,946

(8)	Common Stock

The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
•	The holders of shares of common stock are entitled to receive dividends, if and when, declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

In June 2019, the Company issued to Ginkgo Bioworks (“Ginkgo”) 6,340,771 shares of common stock and accompanying Pre-Funded Warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The proceeds, net of issuance costs, were approximately $79.9 million, $57.0 million related to the proceeds from sale of the common stock and $22.9 million related to the proceeds from sale of the Pre-Funded Warrants. The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. In addition, in connection with the issuance to Ginkgo of common stock and Pre-Funded Warrants, the Company expanded its existing collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. None of the Pre-Funded Warrants have been exercised as of December 31, 2020. (See Note 10).

The Company has a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $17.3 million, through Cowen as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. During the year ended December 31, 2020, 5,866,258 shares of common stock were sold pursuant to the ATM, resulting in net proceeds of approximately $13.5 million. Subsequent to December 31, 2020, the Company is able to offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million.

The Company has reserved for future issuance the following shares of common stock related to the potential warrant exercise, exercise of stock options, and the employee stock purchase plan:

December 31, 2020
Common stock issuable under pre-funded warrants	2,548,117
Options to purchase common stock	1,211,967
Employee Stock Purchase Plan	345,662
Total	4,105,746

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(9)	Equity‑based Compensation and Equity Incentive Plans

Equity Plans

The Company currently has three active equity plans.

The 2015 Equity Incentive Award Plan (“2015 Plan”) functions as the primary equity plan for the Company. The 2015 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2015 Plan, which annual increase will be added on the first day of each fiscal year from 2016 through 2025, inclusive, and will be equal to the lesser of (i) five percent of the shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board of Directors. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards.

The 2017 Stock Incentive Plan (the “2017 Plan”) provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

The 2015 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations.  The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period.  The Company suspended the ESPP in 2017. In December 2019, the Board reactivated the 2015 ESPP and approved an amendment to the ESPP to (i) reduce the permitted payroll deduction and number of shares of the Company’s common stock that a participant may purchase per calendar year and offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the 2015 ESPP was effective immediately. The Company’s executive officers are eligible to participate in the 2015 ESPP. There were 29,857 shares of common stock purchased under the ESPP during the year ended December 31, 2020.

Stock Options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued to employees and non-employees under the 2015 Plan and the 2017 Plan, during the years ended December 31, 2020 and 2019 were:

	Year ended December 31,
Employees:	2020	2019
Expected term	6.2 years	6.2 years
Weighted-average, risk-free interest rate	0.6%	2.2%
Expected volatility	77.2%	71.1%
Dividend yield	—	—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity under the 2015 and 2017 Plans.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2019	2,286,419	$9.24	8.7	$43
Granted	1,627,654	1.90		—
Exercised	(9,472)	1.70		6
Cancelled/Forfeited	(560,765)	7.34		—
Outstanding at December 31, 2020	3,343,836	6.00	8.4	399

Vested or expected to vest at December 31, 2020	3,343,836	6.00	8.4	399
Exercisable at December 31, 2020	1,399,952	9.13	7.7	$53

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2020 and 2019. 970,826 and 132,500 options were in the money at December 31, 2020 and 2019, respectively.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2020 and 2019 was approximately $1.27 and $4.59, respectively. The total fair value of awards that vested during the years ended December 31, 2020 and 2019 was $3.4 million and $3.9 million, respectively.

As of December 31, 2020, there was approximately $4.3 million of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.1 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

During the years ended December 31, 2020 and 2019, 226,335 and 585,600 shares of restricted common stock were granted, respectively.

The following table shows restricted common stock activity:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2019	586,929	$2.97
Granted	226,335	1.70
Vested	(119,594)	2.30
Forfeited	(215,463)	2.32
Unvested at December 31, 2020	478,207	$2.19

The total fair value of shares that vested during the years ended December 31, 2020 and 2019 was $0.3 million and $0.1 million, respectively.

As of December 31, 2020, there was approximately $0.4 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.1 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation expense recognized over the six-month offering periods. The compensation expense for the year ended December 31, 2020 was $27,000.  There was no compensation expense related to the ESPP for the year ended December 31, 2019.

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $3.9 million and $4.1 million, during the years ended December 31, 2020 and 2019, respectively. Equity compensation during the year ended December 31, 2020 is derived from stock options, restricted stock awards, and the ESPP. Equity compensation during the year ended December 31, 2019 is derived from stock options and restricted stock awards.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 (in thousands):

	Years ended December 31,
	2020	2019
Research and development	$1,724	$1,377
General and administrative	2,183	2,757
	$3,907	$4,134

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2020 and 2019 (in thousands):

	Years ended December 31,
	2020	2019
Stock options	$3,200	$3,789
Restricted stock awards	680	345
ESPP	27	—
	$3,907	$4,134

(10)	Collaboration Agreements

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, in connection with the issuance to Ginkgo of an aggregate of 6,340,771 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 2,548,117 common stock (See Note 8), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the December 31, 2020 consolidated balance sheet. At December 31, 2020, the Company had remaining balances of $4.7 million and $8.9 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

AbbVie Collaboration Agreement

In July 2015, the Company entered into the AbbVie Agreements under which the Company granted AbbVie an exclusive option to purchase IBDCo and, in exchange, agreed to collaborate in researching and developing an Investigational New Drug (“IND”) candidate for the treatment of IBD. The AbbVie Agreements set forth the Company’s and AbbVie’s respective obligations for development and delivery of an IND candidate package using reasonable commercial efforts.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Revenue associated with performance obligations under the AbbVie Agreements was recognized as the research and development services were provided using an input method, according to the full-time equivalents incurred. The research and development activities were expected to be performed over a period of approximately 54 months. The transfer of control occurred over time and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation. The amounts received that had not yet been recognized as revenue were recorded in deferred revenue on the Company’s consolidated balance sheet.

For the years ended December 31, 2020 and 2019, the Company recognized $0.5 million and $2.2 million, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. There is no deferred revenue on the Company’s consolidated balance sheet as of December 31, 2020, as the remainder of the revenue was recognized when the agreement was terminated.

(11)	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	2020	2019
Numerator:
Net loss	$(59,173)	$(51,373)
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,835,744	30,284,068
Net loss per share - basic and diluted	$(1.65)	$(1.70)

The Company’s potentially dilutive shares, which include outstanding stock options, unvested restricted common stock and potential shares issuable under the ESPP, are considered to be common share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect.

	As of December 31,
	2020	2019
Unvested restricted common stock awards	478,207	586,929
Outstanding options to purchase common stock	3,343,836	2,286,419
Potential shares issuable under the ESPP	12,037	—

(12)	Income Taxes

During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of reclaiming a benefit for those losses.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$61,181	$46,362
Tax credit carryforwards	5,748	4,262
Accrued expenses	126	37
Property and equipment	279	—
Other long-term liabilities	36	—
Lease liabilities	6,230	6,776
Equity compensation	2,200	1,481
Amortizable intangibles	1,195	1,214
Other	38	138
Gross deferred tax assets	77,033	60,270
Deferred tax liabilities:
Property and equipment	—	(1,720)
Right of use assets	(4,242)	(4,716)
Gross deferred tax liabilities	(4,242)	(6,436)
Valuation allowance	(72,791)	(53,834)
Net deferred tax assets	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $72.8 million and $53.8 million was established at December 31, 2020 and 2019, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows (dollars in thousands):

	Years ended December 31,
	2020	2019
	Tax Rate	Tax Rate
U.S. federal statutory rate	21%	21%
State income taxes, net of federal benefit	6%	6%
Other permanent differences	(1)%	(1)%
Tax credits	2%	0%
Other items	4%	0%
Net change in valuation allowance	(32)%	(26)%
Effective income tax rate	—	—

A roll-forward of the valuation allowance for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Years ended December 31,
	2020	2019
Balance at beginning of year	$(53,834)	$(40,290)
Increase in valuation allowance	(18,957)	(13,544)
Balance at end of year	$(72,791)	$(53,834)

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards that may be available to reduce future taxable income of approximately $227.0 million and $172.9 million, respectively. Of the $227.0 million of federal net operating loss carryforwards, $79.4 million begin to expire in 2034. The remaining $147.6 of federal net operating loss carryforwards do not expire. The Company also had state net operating loss carryforwards that may be available to reduce future taxable income of approximately $213.6 million and $159.0 million, for the periods ended December 31, 2020 and 2019, respectively. The state net operating loss carryforwards begin to expire in 2029. In addition, at December 31, 2020, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of approximately $3.5 million and $2.3 million, respectively.

Pursuant to Section 382 of the Internal Revenue Code of 1986 (“IRC”), certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss (“NOL”) carryforwards and research and development credit (“R&D credit”) carryforwards that may be used in future years. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the IRC due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to the significant complexity and related costs associated with such a study. There could be additional ownership changes in the future that may result in additional limitations on the utilization of NOL carryforwards and credits.

The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2020.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2016 to the present are open to examination under the statute. The Company’s policy is to record interest and penalties related to income taxes as part of the tax provision. There are no interest or penalties accrued at December 31, 2020 and 2019.

(13)	Leases

Operating Leases

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts.  Annual rent is approximately $3.3 million.  The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company has paid for tenant improvements of approximately $2.9 million. Additionally, the Company has capitalized approximately $6.6 million of landlord-funded tenant improvements. The Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns, and as such, the amounts were recorded as a leasehold improvement. The landlord-funded tenant improvement allowance is being amortized as a reduction to lease expense ratably over the lease term.  In conjunction with the lease, the Company established a letter of credit of approximately $1.0 million secured by cash balances included in restricted cash. Variable payments based on our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. The Company has an option to extend the term by five years and an option to terminate the agreement if a similar agreement is executed with the landlord or an affiliate of the landlord. Neither option is reasonably certain of exercise and both are excluded from the lease liability calculation.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2018, the Company entered into an agreement with Azzur Group, LLC (“Azzur”) whereby Azzur agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the “Azzur Suite”), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the “Term”). Azzur also agreed to provide the Company with storage space and personnel support at the Azzur Suite. The total estimated expenses to be incurred by the Company during the Term for access to, and use of, the cleanroom and storage space, and the personnel support and other services, is $4.8 million. The Company determined that the agreement contained an embedded lease because the Company controls the use of the Azzur Suite. Accordingly, the fixed and in-substance fixed consideration under the agreement was used to determine the ROU asset and lease liability at the lease commencement date.

 Leases classified as operating leases are included in operating lease ROU assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheets. The operating lease right-of-use asset and operating lease liability represents the Binney Street lease and the Azzur Suite lease. Cash paid for amounts included in the present value of operating lease liabilities was $3.9 and $3.7 million during the years ended December 31, 2020 and 2019, respectively, which is included in operating cash flows.

The components of lease cost for operating leases for the years ended December 31, 2020 and 2019 were (in thousands):

	For the year ended December 31,
Operating leases	2020	2019
Operating lease cost	$3,628	$3,344
Short-term lease cost	$-	$330
Variable lease cost	1,055	1,092
Total lease cost	4,683	4,766

The right-of-use asset for the operating lease is disclosed on the consolidated balance sheets.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	For the year ended December 31,
	2020	2019
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term (years)	7.2	8.2

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2020 to the operating lease liabilities recorded on the balance sheet: December 31, 2020

Maturity of lease liabilities	Operating Leases
(in thousands)
2021	$4,236
2022	4,389
2023	3,574
2024	3,681
2025	3,792
Thereafter	10,595
Total lease payments	30,267
Less: imputed interest	7,463
Total lease liabilities	$22,804
Current lease liabilities	2,531
Long-term lease liabilities	20,273

The lease cost for finance leases during the years ended December 31, 2020 and 2019, and the finance lease liability at December 31, 2020, were not material.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of December 31, 2020, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At December 31, 2020, the Company had remaining balances of $4.7 million and $8.9 million of current and non-current pre-paid research and development costs related to this transaction, respectively. For the year ended December 31, 2020, the Company used $13.6 million of the pre-paid research and development expenses.

(17)	Selected Quarterly Data (Unaudited)

The following tables contain quarterly financial information for 2020 and 2019 (in thousands).  The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.  The operating results for any quarter are not necessarily indicative of results for any future period.

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$100	$445	$—	$—
Operating expenses	16,498	16,382	13,437	14,694
Loss from operations	(16,398)	(15,937)	(13,437)	(14,694)
Net loss	(15,828)	(15,535)	(13,222)	(14,588)
Net loss per share - basic and diluted	$(0.46)	$(0.44)	$(0.36)	$(0.39)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$338	$350	$305	$1,231
Operating expenses	14,035	13,445	14,443	14,710
Loss from operations	(13,697)	(13,095)	(14,138)	(13,479)
Net loss	(12,946)	(12,344)	(13,285)	(12,798)
Net loss per share - basic and diluted	$(0.51)	$(0.45)	$(0.39)	$(0.37)

Note: Four quarters may not sum to full year due to rounding.