Form 10-Q
period 2021-03-31
SYNLOGIC, INC.
filed 2021-05-13
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2021, there were 52,368,221 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$26,704	$32,507
Short-term marketable securities	67,648	67,937
Prepaid expenses and other current assets	6,845	6,402
Total current assets	101,197	106,846
Property and equipment, net	10,174	10,776
Right of use asset - operating lease	15,065	15,527
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	8,208	9,590
Other assets	4	4
Total assets	$135,745	$143,840
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,563	$1,995
Accrued expenses	2,802	3,773
Lease liability - operating lease	2,620	2,531
Finance lease obligations	1	2
Total current liabilities	6,986	8,301
Long-term liabilities:
Lease liability - operating lease, net of current portion	19,578	20,273
Other long-term liabilities	131	131
Total long-term liabilities	19,709	20,404
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2021 and December 31, 2020. 40,873,526 shares issued and outstanding as of March 31, 2021 and 38,183,273 shares issued and outstanding as of December 31, 2020.	41	38
Additional paid-in capital	354,286	345,394
Accumulated other comprehensive income	5	14
Accumulated deficit	(245,282)	(230,311)
Total stockholders' equity	109,050	115,135
Total liabilities and stockholders' equity	$135,745	$143,840

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Revenue	$—	$100
Operating expenses:
Research and development	11,180	12,677
General and administrative	3,851	3,821
Total operating expenses	15,031	16,498
Loss from operations	(15,031)	(16,398)
Other income (expense):
Interest and investment income	60	574
Interest expense	—	(3)
Other expense	—	(1)
Other income (expense), net	60	570
Net loss	$(14,971)	$(15,828)

Net loss per share - basic and diluted	$(0.36)	$(0.46)
Weighted-average common stock outstanding - basic and diluted	41,545,050	34,233,688
Comprehensive loss:
Net loss	$(14,971)	$(15,828)
Net unrealized (loss) gain on marketable securities	(9)	(55)
Comprehensive loss	$(14,980)	$(15,883)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other
	$0.001 par value		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	$115,135
Proceeds from issuance of common stock in connection with at-the- market offering, net of issuance costs	2,447,211	3	8,047	—	—	8,050
Exercise of options	216	—	—	—	—	—
Issuance of restricted stock	242,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	19,061	—	33	—	—	33
Restricted stock awards withheld for payment of employees' withholding tax liability	(15,970)	—	(65)	—	—	(65)
Cancellation of restricted stock	(2,719)	—	—	—	—	—
Equity-based compensation expense	—	—	877	—	—	877
Unrealized gain (loss) on securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(14,971)	(14,971)
Balance at March 31, 2021	40,873,526	$41	$354,286	$5	$(245,282)	$109,050

Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905
Issuance of restricted stock	226,335	—	—	—	—	—
Cancellation of restricted stock	(33,755)	—	—	—	—	—
Equity-based compensation expense	—	—	1,095	—	—	1,095
Unrealized gain (loss) on securities	—	—	—	(55)	—	(55)
Net loss	—	—	—	—	(15,828)	(15,828)
Balance at March 31, 2020	32,459,394	$33	$328,995	$55	$(186,966)	$142,117

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	2021	2020
Cash flows from operating activities:
Net loss	$(14,971)	$(15,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	626	667
Equity-based compensation expense	877	1,095
Accretion/amortization of investment securities	105	(45)
Reduction in carrying amount of operating lease right of use asset	462	420
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(443)	509
Prepaid research and development, net of current portion	1,382	3,327
Accounts payable and accrued expenses	(1,408)	(2,129)
Deferred revenue	—	(100)
Operating lease liabilities	(606)	(395)
Net cash used in operating activities	(13,976)	(12,479)
Cash flows from investing activities:
Purchases of marketable securities	(27,091)	(14,269)
Proceeds from maturity of marketable securities	25,996	18,852
Proceeds from redemption of marketable securities	1,270	1,500
Purchases of property and equipment	(21)	(266)
Net cash provided by investing activities	154	5,817
Cash flows from financing activities:
Payments on finance lease obligations	(1)	(69)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	8,052	—
Proceeds from employee stock purchases and exercise of stock options	33	—
Payment of employee withholding taxes relating to restricted stock awards	(65)	—
Net cash provided by (used in) financing activities	8,019	(69)
Net decrease in cash, cash equivalents and restricted cash	(5,803)	(6,731)
Cash, cash equivalents and restricted cash at beginning of period	33,604	27,281
Cash, cash equivalents and restricted cash at end of period	$27,801	$20,550
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$3	$41
Supplemental disclosure of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$2	$—
Cash paid for interest	$—	$3

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (“Synlogic” or the “Company”), is a clinical-stage biopharmaceutical company focused on the drug discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, leveraging a reproducible, modular approach to synthetic biology to develop beneficial microbes, which perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance or compensate for missing or damaged metabolic pathways. Synlogic’s goal is to discover, develop and ultimately commercialize Synthetic Biotic medicines. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (“Mirna”), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the “Merger Agreement”), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the “Merger”). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX).

Risks and Uncertainties

At March 31, 2021, the Company had approximately $94.4 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $245.3 million. Since its inception through March 31, 2021, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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
(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021 (the “2020 Annual Report”), have had no material changes during the three months ended March 31, 2021. The updated accounting policy and the impact of adoption are discussed in the “Recently Adopted Accounting Pronouncements” section in this note.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2020 and 2019 audited consolidated financial statements and notes included in the Company’s 2020 Annual Report. The December 31, 2020 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2021 and 2020.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or future year or period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued an amendment, ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, to the guidance in ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendment requires companies to reevaluate whether a callable debt security that has multiple call dates is within the scope of paragraph 310-20-65-2. The amendment shall be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted the new guidance effective on January 1, 2021 which had an immaterial impact on its consolidated financial statements.

Recently Issued Pronouncements

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

The Company has evaluated other recently issued accounting pronouncements and has concluded that that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

(3)	Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the Company’s 2020 Annual Report.

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

At March 31, 2021 and December 31, 2020, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Money market funds	$26,703	$26,703	$—	$—
Commercial paper	42,469	—	42,469	—
Corporate debt securities	16,376	—	16,376	—
U.S. government agency securities and treasuries	8,803	8,803	—	—
Total	$94,351	$35,506	$58,845	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$32,506	$32,506	$—	$—
Commercial paper	40,477	—	40,477	—
Corporate debt securities	18,637	—	18,637	—
U.S. government agency securities and treasuries	8,823	8,823	—	—
Total	$100,443	$41,329	$59,114	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2021 and December 31, 2020 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at March 31, 2021 and December 31, 2020 approximate fair value as they bear interest at a rate approximating a market interest rate.
(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$42,466	$4	$(1)	$42,469
Corporate debt securities	16,378	3	(5)	16,376
U.S. government agency securities	8,799	4	—	8,803
Total	$67,643	$11	$(6)	$67,648

December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$40,467	$11	$(1)	$40,477
Corporate debt securities	18,634	4	(1)	18,637
U.S. government agency securities	8,822	1	—	8,823
Total	$67,923	$16	$(2)	$67,937

The contractual maturity of all securities held at March 31, 2021 was nine months or less.  There were nine and eight investments in an unrealized loss position at March 31, 2021 and December 31, 2020, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at March 31, 2021 and December 31, 2020 was $28.8 million and $20.1 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at March 31, 2021.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory equipment	$7,829	$7,793
Computer and office equipment	769	769
Furniture and fixtures	421	421
Leasehold improvements	9,514	9,514
Construction in progress	516	528
	19,049	19,025
Less accumulated depreciation	(8,875)	(8,249)
	$10,174	$10,776

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Payroll related	$1,436	$3,005
Professional fees	454	215
Research and development	577	230
Other	335	323
	$2,802	$3,773

(7)	Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (“Ginkgo”) an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Pre-Funded Warrants have been exercised as of March 31, 2021.

On October 13, 2017 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, through Cowen as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. During the three months ended March 31, 2021, 2,447,211 shares of common stock were sold pursuant to the ATM, respectively, resulting in net proceeds of approximately $8.1 million.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

March 31, 2021
Common stock issuable under pre-funded warrants	2,548,117
Options to purchase common stock	1,663,868
Employee Stock Purchase Plan	708,433
Total	4,920,418

(8)	Equity‑based Compensation and Equity Incentive Plans

Equity Plans

Pursuant to the evergreen provision of the 2015 Equity Incentive Award Plan (the “2015 Plan”), which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 1,909,163 shares to the 2015 Plan on January 1, 2021.

Pursuant to the evergreen provision of the 2015 Employee Stock Purchase Plan (“ESPP”), which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 381,832 shares to the ESPP on January 1, 2021. There were 19,061 options exercised to purchase shares of common stock under the ESPP during the three months ended March 31, 2021.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the Company’s 2020 Annual Report.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2021.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2020	3,343,836	$6.00	8.4	$399
Granted	1,331,478	3.49		—
Exercised	(216)	1.70		—
Cancelled/Forfeited	(97,981)	8.25		45
Outstanding at March 31, 2021	4,577,117	5.23	8.7	2,829

Vested or expected to vest at March 31, 2021	4,577,117	5.23	8.7	2,829
Exercisable at March 31, 2021	1,527,574	8.57	7.5	$566

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at March 31, 2021 and December 31, 2020. 2,966,180 and 970,826 options were in the money at March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, there was $6.9 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.8 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

The following table shows restricted stock activity during the three months ended March 31, 2021:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2020	478,207	$2.19
Granted	242,454	3.50
Vested	(302,784)	2.48
Forfeited	(2,719)	2.36
Unvested at March 31, 2021	415,158	$2.75

As of March 31, 2021, there was approximately $1.1 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.8 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering periods. The compensation cost for the three months ended March 31, 2021 was $6,000. There was no compensation expense related to the ESPP for the three months ended March 31, 2020.

Equity Compensation

The Company has recorded total equity-based compensation expense of approximately $0.9 million during the three months ended March 31, 2021 and $1.1 million during the three months ended March 31, 2020.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$415	$441
General and administrative	462	654
	$877	$1,095

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$699	$875
Restricted stock awards	172	220
ESPP	6	—
	$877	$1,095

(9)	Collaboration Agreements

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the March 31, 2021 consolidated balance sheet. At March 31, 2021, the Company had remaining balances of $5.1 million and $7.6 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

The Company recognized no revenue for the three months ended March 31, 2021 and $0.1 million for the corresponding period in 2020. There is no deferred revenue on the Company’s consolidated balance sheet as of March 31, 2021, as the remainder of the revenue was recognized when the agreement was terminated.

(10)	Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock and outstanding stock options. In June 2019, the Company sold 6,340,771 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering (see Note 10, Ginkgo Collaboration, in the audited financial statements included in the Company’s 2020 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

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

	As of March 31,
	2021	2020
Unvested restricted common stock awards	415,158	770,191
Outstanding options to purchase common stock	4,577,117	3,252,459
Potential shares issuable under the ESPP	—	—

(11)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021, have had no material changes during the three months ended March 31, 2021.

(12)	Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of March 31, 2021, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the Company’s 2020 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At March 31, 2021, the Company had remaining balances of $5.1 million and $7.6 million of current and non-current pre-paid research and development costs related to this transaction, respectively. For the three months ended March 31, 2021, the Company used $0.9 million of the pre-paid research and development expenses.

(13) Subsequent Events

In April 2021, the Company sold 11,500,000 shares of its common stock at a public offering price of $3.00 per share pursuant to an underwritten public offering. The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $32.6 million. All shares of common stock sold in the offering were sold by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 (the “2020 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page [23] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

We have established proof of mechanism in healthy volunteers for both of our co-lead Synthetic Biotic medicines for the treatment of metabolic disorders, SYNB1618 for the treatment of PKU and SYNB8802 for the treatment of Enteric Hyperoxaluria. Studies in patients for both programs are ongoing.

In a clinical trial of SYNB1618, we demonstrated consumption of phenylalanine (Phe) and production of strain specific biomarkers of activity in both healthy volunteers and patients. Phe is an amino acid that accumulates in a rare metabolic disorder known as PKU. We are currently executing a clinical trial of SYNB1618 in patients with PKU, a disease which leads to severe neurocognitive complications and for which patients have few approved therapies today.

In a clinical trial of SYNB8802, we demonstrated consumption of oxalate in healthy volunteers placed on a high oxalate, low calcium diet to induce temporary Dietary Hyperoxaluria. We are currently executing a clinical trial of SYNB8802 in patients with Enteric Hyperoxaluria, a disease which leads to dangerously high levels of urinary oxalate and for which patients have no approved therapies today.

Core Capabilities

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

Phenylketonuria

Our most advanced product candidate is SYNB1618, an oral therapy intended for the treatment of PKU, a rare metabolic disease in which an amino acid known as phenylalanine (Phe) accumulates in the body. Elevated levels of Phe are toxic to the brain and can lead to neurological and cognitive deficits. SYNB1618 is designed to function in the gut of patients to reduce excess Phe, with the goal of lowering levels in the blood and other tissues. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the U.S. Food and Drug Administration (FDA).

We initiated a Phase 2 clinical trial with SYNB1618 in the third quarter of 2020. The Phase 2 trial, referred to as the SynPheny-1 Study, is designed to evaluate safety and tolerability of a solid formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients. The SynPheny-1 Study is designed to be flexible, with subjects physically coming to the clinic or participating from their homes utilizing home healthcare services.

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

In May 2020, we announced the nomination of a clinical candidate for Enteric Hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020. This study will assess the safety, tolerability and kinetics of SYNB8802 as well as the effect SYNB8802 has on changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate. The study has two parts: Part A is a multiple ascending dose study in healthy volunteers in whom we will induce temporary hyperoxaluria via diet; and Part B is a placebo controlled, cross-over design study in patients with Enteric Hyperoxaluria following Roux-n-Y gastric bypass surgery.

We announced results of Part A of the Phase 1 study in March 2021. SYNB8802 achieved proof of mechanism and was advanced to Part B of the study. SYNB8802 was generally well tolerated in healthy volunteers. There were no serious or systemic adverse events. Dose responsive changes in urinary oxalate levels were observed with a significant reduction in urinary oxalate relative to placebo across three dose levels, one of which was selected as the Part B dose. Full results of the study will be presented at a future medical meeting.

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

In January 2020, we treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy and a recommended Phase 2 dose in combination therapy with the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche. Despite the COVID-19 pandemic, the Phase 1 clinical trial has remained open and currently enrolled patients are continuing on trial. New patient enrollment in the study is also continuing. We released interim data from the ongoing monotherapy arm of this trial in December 2020, which demonstrated target engagement and the production of biomarkers consistent with STING activation. In December 2020, we also initiated the combination arm of the Phase 1 clinical trial.

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

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of March 31, 2021, we have received approximately $344.7 million in proceeds as we financed our operations primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $15.0 million and $15.8 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of approximately $245.3 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	complete preclinical studies, initiate and complete clinical trials for product candidates;
•	contract to manufacture product candidates or manufacture product candidates internally;
•	advance research and development related activities to expand our product pipeline;
•	seek regulatory approval for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, and management personnel;
•	expand our existing infrastructure and secure space in a facility to support continued growth in our research and development efforts; and
•	add operational and finance personnel to support product development efforts and to support operating as a public company.

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

Impact of the COVID-19 pandemic on our business

In December 2019, an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive, and has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Our ability to enroll our clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. We are actively working with sites and investigators to mitigate these risks. We continue to carefully monitor the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

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

We invest carefully in our pipeline, and the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our drug development candidates to increase as the programs progress through clinical trials and new programs progress toward IND and into development.

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

	For the Three Months Ended
	March 31,
	2021	2020
SYNB1618	977	3,634
SYNB1891	762	372
SYNB8802	1,741	—
SYNB1934	90	—
External pre-development candidate expenses and unallocated expenses	1,032	2,281
Internal research and development expenses	6,578	6,390
	$11,180	$12,677

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

Other Income (Expense)

Interest and investment income consists of income earned on investments. Interest expense consists of expense related to our finance leases. Other expense consists primarily of gains and losses on foreign currency invoices.

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

Our critical accounting policies are described in our 2020 Annual Report. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	For the Three Months Ended		Change
	March 31, 2021	March 31, 2020	$
	(in thousands)
Revenue	$—	$100	$(100)
Operating expenses:
Research and development	11,180	12,677	(1,497)
General and administrative	3,851	3,821	30
Total operating expenses	15,031	16,498	(1,467)
Loss from operations	(15,031)	(16,398)	1,367
Other income (expense):
Interest and investment income	60	574	(514)
Interest expense	—	(3)	3
Other expense	—	(1)	1
Other income (expense), net	60	570	(510)
Net loss	$(14,971)	$(15,828)	$857

Revenue

There was no revenue for the three months ended March 31, 2021, as compared to $0.1 for the three months ended March 31, 2020. Revenue for the three months ended March 31, 2020 was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration. In May 2020, we announced the termination of our collaboration with AbbVie.

Operating Expenses

Research and Development Expense

Research and development expense was $11.2 million for the three months ended March 31, 2021 compared to $12.7 million in the corresponding period in 2020. The decrease in research and development expense was primarily due to a decrease of $3.3 million of nonclinical development costs, primarily related to SYNB1618, and decreases in clinical development costs of $0.5 million for SYNB1618 and $0.1 million for SYNB1020, and a decrease of $0.1 million for research and development support costs. These decreases were partially offset by increases of clinical development costs of $1.8 million for SYNB8802 and $0.4 million for SYNB1891, and an increase of $0.3 million of compensation, benefits and other employee-related expense.

General and Administrative Expense

General and administrative expense was $3.9 million for the three months ended March 31, 2021 compared to $3.8 million for the corresponding period in 2020. The increase was primarily due to increases in legal and consulting expenses, offset by decreases in compensation, benefits and other employee-related expenses, and headcount-related expenses.

Other Income (Expense)

Other income (expense) was $0.1 million for the three months ended March 31, 2021, compared to $0.6 million for the corresponding period in 2020. The decrease in other income (expense) of $0.5 million was related to a decrease in interest and investment income resulting from lower cash, cash equivalents and marketable securities balances and lower interest income generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of March 31, 2021 we had an accumulated deficit of approximately $245.3 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the AbbVie collaboration agreement, payments received under the technology collaboration with Ginkgo, interest earned on investments, and cash received in the Merger.  At March 31, 2021, we had approximately $94.4 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities, commercial paper and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2021, our cash, cash equivalents and marketable securities balance decreased approximately $6.1 million.  This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform. This decrease was offset by proceeds from the sale of our common stock in the ATM offering program.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(13,976)	$(12,479)
Investing activities	154	5,817
Financing activities	8,019	(69)
Net decrease in cash, cash equivalents and restricted cash	$(5,803)	$(6,731)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $14.0 million for the three months ended March 31, 2021.  The primary use of cash was our net loss of $15.0 million, which was partially offset by $2.1 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. There was an increase in working capital of $1.1 million, primarily related to decreases in prepaid research and development expenses, as result of the work being completed on the Ginkgo collaboration, offset by increases in prepaid expenses and other current assets, decreases in accounts payable, accrued expenses, and operating lease liability.

Net cash, cash equivalents and restricted cash used in operating activities was approximately $12.5 million for the three months ended March 31, 2020.  The primary use of cash was our net loss of $15.8 million and an increase in working capital of $1.2 million, primarily related to decreases in prepaid research and development expenses, prepaid expenses and other current assets, accounts receivable and deferred revenue, accounts payable and accrued expenses, offset by an increase in operating lease liability. Net loss was partially offset by $2.1 million of non-cash items primarily including depreciation and equity-based compensation.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $0.2 million and resulted primarily from the proceeds from maturity of marketable securities of $26.0 million and proceeds from redemption of marketable securities of $1.3 million. This was offset by the purchases of marketable securities of $27.1 million.

Net cash provided by investing activities for the three months ended March 31, 2020 was $5.8 million and resulted primarily from the proceeds from maturity of and redemption of marketable securities of $20.4 million. This was offset by the purchases of marketable securities of $14.3 million and property and equipment of $0.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $8.0 million, primarily related to net proceeds of $8.1 million from the sale of our common stock in the ATM offering program, offset by payments of withholding taxes for employees relating to restricted stock awards.

Net cash used in financing activities for the three months ended March 31, 2020 totaled $0.1 million solely related to payments on our finance leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We have historically generated revenue from our AbbVie collaboration (which was terminated in May 2020), but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of March 31, 2021, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our 2020 Annual Report.

Related Party Transactions

For a description of transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Certain Relationships and Related Person Transactions” in our proxy statement filed with the SEC on April 27, 2021.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $15.0 million and $15.8 million for the three months ended March 31, 2021 and 2020 respectively. As of March 31, 2021, we had an accumulated deficit of approximately $245.3 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In April 2018, we announced that we dosed the first patient in our Phase 1b/2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis. Based on the data obtained in this clinical trial, the SYNB1020 program was discontinued in August 2019. In April 2018, we dosed our first subject in a Phase 1/2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU. In January 2020, we announced that we had dosed the first subject in our Phase 1 clinical trial of SYNB1891 which is being developed for the treatment of patients with solid tumors and lymphoma. In November of 2020, we announced that we had initiated the Phase 2 clinical study of SYNB1618 and the Phase 1 study of SYNB8802. All of our other therapeutic programs are still in the preclinical or clinical development stage. We will need to transition from a company with a focus on research and clinical development to a company capable of commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis. As a result, we have become more dependent on the success of our SYNB1618, SYNB8802 and SYNB1891 programs.

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

The continued spread globally could also have a material adverse effect on our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

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

We cannot presently predict the extent to which current or future business shutdowns and disruptions may impact or limit our ability or the ability of any of the third parties with which we engage to conduct business in the manner and on the timelines presently planned. Any such impacts or limitations could have a material adverse impact on our business and our results of operation and financial condition. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Based on the beneficial ownership of our common stock as of May 6, 2021, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 47.1% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of May 6, 2021, there were a total of 52,368,221 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrendered 15,970 shares to us, at purchase prices ranging from $3.50 to $4.12, during the three months ended March 31, 2021, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

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

Date: May 13, 2021

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ GREGG BELOFF
Gregg Beloff
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)