Form 10-Q
period 2021-06-30
SYNLOGIC, INC.
filed 2021-08-12
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, there were 52,373,311 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$29,244	$32,507
Short-term marketable securities	86,218	67,937
Accounts receivable	1,000	—
Prepaid expenses and other current assets	6,219	6,402
Total current assets	122,681	106,846
Property and equipment, net	9,928	10,776
Right of use asset - operating lease	15,008	15,527
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	8,164	9,590
Other assets	6	4
Total assets	$156,884	$143,840
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,121	$1,995
Accrued expenses	3,615	3,773
Deferred revenue	904	—
Lease liability - operating lease	2,982	2,531
Finance lease obligations	11	2
Total current liabilities	9,633	8,301
Long-term liabilities:
Lease liability - operating lease, net of current portion	19,018	20,273
Finance lease obligations, net of current portion	24	—
Other long-term liabilities	131	131
Total long-term liabilities	19,173	20,404
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2021 and December 31, 2020. 52,375,344 shares issued and outstanding as of June 30, 2021 and 38,183,273 shares issued and outstanding as of December 31, 2020.	52	38
Additional paid-in capital	387,782	345,394
Accumulated other comprehensive income	11	14
Accumulated deficit	(259,767)	(230,311)
Total stockholders' equity	128,078	115,135
Total liabilities and stockholders' equity	$156,884	$143,840

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$246	$445	$246	$545
Operating expenses:
Research and development	10,719	12,909	21,899	25,586
General and administrative	4,061	3,473	7,912	7,294
Total operating expenses	14,780	16,382	29,811	32,880
Loss from operations	(14,534)	(15,937)	(29,565)	(32,335)
Other income (expense):
Interest and investment income	50	406	110	980
Interest expense	(1)	(2)	(1)	(5)
Other expense	—	(2)	—	(3)
Other income (expense), net	49	402	109	972
Net loss	$(14,485)	$(15,535)	$(29,456)	$(31,363)

Net loss per share - basic and diluted	$(0.28)	$(0.44)	$(0.63)	$(0.91)
Weighted-average common stock outstanding - basic and diluted	52,049,424	34,967,761	46,876,216	34,604,738
Comprehensive loss:
Net loss	$(14,485)	$(15,535)	$(29,456)	$(31,363)
Net unrealized (loss) gain on marketable securities	6	159	(3)	104
Comprehensive loss	$(14,479)	$(15,376)	$(29,459)	$(31,259)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other
	$0.001 par value		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
			For the Three Months Ended June 30, 2021
Balance at March 31, 2021	40,873,526	$41	$354,286	$5	$(245,282)	$109,050
Proceeds from issuance of common stock, net of issuance costs	11,500,000	11	32,564	—	—	32,575
Exercise of options	31,897	—	64	—	—	64
Restricted stock awards withheld for payment of employees' withholding tax liability	(2,217)	—	(8)			(8)
Cancellation of restricted stock	(27,862)	—	—	—	—	—
Equity-based compensation expense	—	—	876	—	—	876
Unrealized gain (loss) on securities	—	—	—	6	—	6
Net loss	—	—	—	—	(14,485)	(14,485)
Balance at June 30, 2021	52,375,344	$52	$387,782	$11	$(259,767)	$128,078
			For the Three Months Ended June 30, 2020
Balance at March 31, 2020	32,459,394	$33	$328,995	$55	$(186,966)	$142,117
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	1,778,982	1	3,855	—	—	3,856
Cancellation of restricted stock	(93,265)	—	—	—	—	—
Equity-based compensation expense	—	—	1,075	—	—	1,075
Unrealized gain (loss) on securities	—	—	—	159	—	159
Net loss	—	—	—	—	(15,535)	(15,535)
Balance at June 30, 2020	34,145,111	$34	$333,925	$214	$(202,501)	$131,672
			For the Six Months Ended June 30, 2021
Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	$115,135
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	2,447,211	3	8,047	—	—	8,050
Proceeds from issuance of common stock, net of issuance costs	11,500,000	11	32,564			32,575
Exercise of options	32,113	—	64	—	—	64
Issuance of restricted stock	242,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	19,061	—	33	—	—	33
Restricted stock awards withheld for payment of employees' withholding tax liability	(18,187)	—	(73)	—	—	(73)
Cancellation of restricted stock	(30,581)	—	—	—	—	—
Equity-based compensation expense	—	—	1,753	—	—	1,753
Unrealized gain (loss) on securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(29,456)	(29,456)
Balance at June 30, 2021	52,375,344	$52	$387,782	$11	$(259,767)	$128,078
			For the Six Months Ended June 30, 2020
Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	1,778,982	1	3,855	—	—	3,856
Issuance of restricted stock	226,335	—	—	—	—	—
Cancellation of restricted stock	(127,020)	—	—	—	—	—
Equity-based compensation expense	—	—	2,170	—	—	2,170
Unrealized gain (loss) on securities	—	—	—	104	—	104
Net loss	—	—	—	—	(31,363)	(31,363)
Balance at June 30, 2020	34,145,111	$34	$333,925	$214	$(202,501)	$131,672

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(29,456)	$(31,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,232	1,326
Equity-based compensation expense	1,753	2,170
Accretion/amortization of investment securities	184	(29)
Reduction in carrying amount of operating lease right of use asset	979	848
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	—
Prepaid expenses and other current assets	183	582
Prepaid research and development, net of current portion	1,426	8,849
Accounts payable and accrued expenses	(260)	(2,524)
Deferred revenue	904	(544)
Operating lease liabilities	(1,264)	(864)
Other long-term liabilities	—	82
Other assets	(2)	—
Net cash used in operating activities	(25,321)	(21,467)
Cash flows from investing activities:
Purchases of marketable securities	(74,010)	(35,744)
Proceeds from maturity of marketable securities	54,272	43,732
Proceeds from redemption of marketable securities	1,270	15,247
Purchases of property and equipment	(123)	(320)
Net cash (used in) provided by investing activities	(18,591)	22,915
Cash flows from financing activities:
Payments on finance lease obligations	(3)	(138)
Proceeds from issuance of common stock, net of issuance costs	32,578	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	8,050	3,856
Proceeds from employee stock purchases and exercise of stock options	97	—
Payment of employee withholding taxes relating to restricted stock awards	(73)	—
Net cash provided by financing activities	40,649	3,718
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,263)	5,166
Cash, cash equivalents and restricted cash at beginning of period	33,604	27,281
Cash, cash equivalents and restricted cash at end of period	$30,341	$32,447

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$460	$—
Property and equipment purchases included in accounts payable and accrued expenses	$225	$41
Supplemental disclosure of non-cash financing activities:
Purchase under finance lease	$36	$—
Issuance costs included in accounts payable and accrued expenses	$3	$10
Cash paid for interest	$1	$5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

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

Risks and Uncertainties

At June 30, 2021, the Company had approximately $115.5 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $259.8 million. Since its inception through June 30, 2021, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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
(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021 (the “2020 Annual Report”), have had no material changes during the three and six months ended June 30, 2021.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2020 and 2019 audited consolidated financial statements and notes included in the Company’s 2020 Annual Report. The December 31, 2020 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2021 and 2020.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or future year or period.

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

In May 2021, the FASB issued Accounting Standards Update 2021-04—Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The standard provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The Company is currently evaluating the potential impact ASU 2021-04 will have on its consolidated financial statements and disclosures.

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

At June 30, 2021 and December 31, 2020, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Money market funds	$29,243	$29,243	$—	$—
Commercial paper	67,959	—	67,959	—
Corporate debt securities	9,481	—	9,481	—
U.S. government agency securities and treasuries	8,778	8,778	—	—
Total	$115,461	$38,021	$77,440	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$32,506	$32,506	$—	$—
Commercial paper	40,477	—	40,477	—
Corporate debt securities	18,637	—	18,637	—
U.S. government agency securities and treasuries	8,823	8,823	—	—
Total	$100,443	$41,329	$59,114	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2021 and December 31, 2020 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at June 30, 2021 and December 31, 2020 approximate fair value as they bear interest at a rate approximating a market interest rate.
(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$67,947	$13	$(1)	$67,959
Corporate debt securities	9,484	—	(3)	9,481
U.S. government agency securities	8,776	2	—	8,778
Total	$86,207	$15	$(4)	$86,218

December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$40,467	$11	$(1)	$40,477
Corporate debt securities	18,634	4	(1)	18,637
U.S. government agency securities	8,822	1	—	8,823
Total	$67,923	$16	$(2)	$67,937

The contractual maturity of all securities held at June 30, 2021 was ten months or less.  There were five and eight investments in an unrealized loss position at June 30, 2021 and December 31, 2020, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at June 30, 2021 and December 31, 2020 was $15.5 million and $20.1 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at June 30, 2021.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory equipment	$7,871	$7,793
Computer and office equipment	769	769
Furniture and fixtures	421	421
Leasehold improvements	9,514	9,514
Construction in progress	823	528
	19,398	19,025
Less accumulated depreciation	(9,470)	(8,249)
	$9,928	$10,776

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll related	$2,248	$3,005
Professional fees	475	215
Research and development	647	230
Other	245	323
	$3,615	$3,773

(7)	Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (“Ginkgo”) an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Pre-Funded Warrants have been exercised as of June 30, 2021.

On October 13, 2017 the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, through Cowen as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. During the three months ended June 30, 2021, no shares of common stock were sold pursuant to the ATM. During the six months ended June 30, 2021, 2,447,211 shares of common stock were sold pursuant to the ATM, resulting in net proceeds of approximately $8.1 million.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

June 30, 2021
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	1,807,951
Employee Stock Purchase Plan	20,480
Total	4,376,548

(8)	Equity‑based Compensation and Equity Incentive Plans

Equity Plans

The Company currently has three active equity plans.

Pursuant to the evergreen provision of the 2015 Equity Incentive Award Plan (the “2015 Plan”), which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 1,909,163 shares to the 2015 Plan on January 1, 2021.

Pursuant to the evergreen provision of the 2015 Employee Stock Purchase Plan (“ESPP”), which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 381,832 shares to the ESPP on January 1, 2021. There were no options exercised to purchase shares of common stock under the ESPP during the three months ended June 30, 2021 and 19,061 options were exercised during the six months ended June 30, 2021.

As of June 30, 2021, there were an aggregate of 1,633,453 shares available for future grant under the 2017 Stock Incentive Plan (the “2017 Plan”) and the 2015 Plan, and 708,433 shares available for future grant under the ESPP.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the Company’s 2020 Annual Report.

Stock Options

The following table summarizes stock option activity during the six months ended June 30, 2021.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2020	3,343,836	$6.00	8.4	$399
Granted	1,642,296	3.52
Exercised	(32,113)	2.06
Cancelled/Forfeited	(348,305)	4.67
Outstanding at June 30, 2021	4,605,714	5.25	8.5	3,475

Vested or expected to vest at June 30, 2021	4,605,714	5.25	8.5	$3,475
Exercisable at June 30, 2021	1,807,951	7.89	7.5	$998

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at June 30, 2021 and December 31, 2020. 3,100,835 and 970,826 options were in the money at June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, there was $6.5 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.6 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

The following table shows restricted stock activity during the six months ended June 30, 2021:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2020	478,207	$2.19
Granted	242,454	3.50
Vested	(343,619)	2.39
Forfeited	(30,581)	2.88
Unvested at June 30, 2021	346,461	$2.86

As of June 30, 2021, there was approximately $0.9 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.5 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering periods. The compensation cost for the three and six months ended June 30, 2021 was $14,000 and $20,000, respectively. The compensation expense related to the ESPP for the three and six months ended June 30, 2020 was $12,000.

Equity Compensation

The Company has recorded total equity-based compensation expense of approximately $0.9 million and $1.8 million during the three and six months ended June 30, 2021, respectively and $1.1 million and $2.2 million during the three and six months ended June 30, 2020, respectively.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$359	$486	$774	$927
General and administrative	517	589	979	1,243
	$876	$1,075	$1,753	$2,170

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$800	$890	$1,499	$1,765
Restricted stock awards	62	173	234	393
Employee stock purchase plan	14	12	20	12
	$876	$1,075	$1,753	$2,170

(9)	Collaboration Agreements

Roche Collaboration

In June 2021, the Company entered into a Pilot Collaboration and Option Agreement (the “Roche Collaboration and Option Agreement”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (“Roche US”, and together with Roche Basel, “Roche”). Under the terms of the Roche Collaboration and Option Agreement, the Company and Roche will seek to collaborate to research and pre-clinically develop a Synthetic Biotic medicine for addressing an undisclosed novel target for the treatment of inflammatory bowel disease (the “Product Candidate”).

Pursuant to the Roche Collaboration and Option Agreement, Roche agreed to pay the Company, an upfront, nonrefundable technology access fee of $1.0 million, which the Company received in July 2021. In addition, the Company is eligible to receive up to $5.0 million in milestone payments upon the achievement of certain success criteria. Following the research period, Roche holds an exclusive option right (the “Option”) to negotiate a definitive Collaboration and License Agreement (“CLA”) for further development and commercialization of the Product Candidate.

Pursuant to the Roche Collaboration and Option Agreement, during the term of such agreement, each party has granted to the other party a non-exclusive, non-transferrable, non-sublicensable, royalty-free right and license to certain intellectual property and know-how controlled by such party, solely as necessary for the party to perform its obligations under the Roche Collaboration and Option Agreement. The parties will establish a Joint Research Committee (“JRC”) to oversee and manage the execution of the underlying study plan for the Roche Collaboration and Option Agreement.

The Roche Collaboration and Option Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Roche may terminate the Roche Collaboration and Option Agreement without cause immediately upon written notice where certain success criteria have been met for parts of the study plan, or upon ninety (90) days’ prior written notice to the Company. Either party may terminate the Roche Collaboration and Option Agreement in the event of an uncured material breach of the other party.

The research and development will be performed by the Company for approximately 12 to 18 months according to three phases of research as defined in the research plan. The Company is eligible to receive milestone payments from Roche upon the achievement of success criteria for respective milestones.

The Company assessed this arrangement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that the contract counterparty, Roche, is a customer. The Company identified the following material promises made by the Company to Roche at the outset of the arrangement: (1) a non-exclusive royalty-free research and development license; (2) research and development services for pre-clinical activities under the research plan; (3) implicit renewal options created by Roche’s decision not to terminate the contract; (4) the Company’s participation on the JRC; and (5) an exclusive right to negotiate a definitive CLA for further development and commercialization of the Product Candidate. The Company determined that the license and research and development activities were not distinct from one another, as the license has limited value without the performance of research and development activities. The Company’s participation on the JRC was determined to be quantitatively and qualitatively immaterial and therefore is excluded from performance obligations. As such, the Company determined that the promises associated with the license and research and development services should be combined into a single performance obligation.

The Company next evaluated the milestone payments relating to the three phases of research as defined in the research plan and the option to negotiate and enter into the CLA, to determine whether they provide Roche with any material rights. The Company concluded that the option was not issued at a significant and incremental discount, and therefore do not provide material rights. As such, they were excluded as performance obligations at the outset of the arrangement. If Roche elects to exercise the options, the additional consideration will be added to the transaction price and allocated to the resulting performance obligations.

Based on these assessments, the Company identified one performance obligation at the outset of the Roche Collaboration and Option Agreement, which consists of: (1) the non-exclusive license and (2) the research and development activities.

At the outset of the arrangement, the transaction price included only the $1.0 million up-front consideration received and which was allocated to the single performance obligation. The milestone payments that may be received are excluded from the transaction price until each respective milestone has been achieved. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

In June 2021, the Company began work on the research and development services for the first phase of the research plan and the $1.0 million upfront payment is being recognized over the time of the first phase of the research plan. Upon the Company’s completion of these activities and subject to Roche’s termination right, the additional milestone payments based on the achievement of specific events outlined in the Roche Collaboration and Option Agreement will become due.

Revenue associated with performance obligations under the Roche Collaboration and Option Agreement are recognized as the research and development services are provided using an input method, according to the full-time equivalents incurred. The transfer of control occurs over time and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

For the three and six months ended June 30, 2021, the Company recognized revenue of $0.2 million, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue from the collaboration amounted to $0.8 million as of June 30, 2021, all of which is included in current liabilities.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the June 30, 2021 consolidated balance sheet. At June 30, 2021, the Company had remaining balances of $4.5 million and $7.5 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

The Company recognized no revenue for the three months ended June 30, 2021 and $0.4 million for the corresponding period in 2020. There is no deferred revenue on the Company’s consolidated balance sheet related to the AbbVie collaboration as of June 30, 2021, as the remainder of the revenue was recognized when the agreement was terminated.

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

	As of June 30,
	2021	2020
Unvested restricted common stock awards	346,461	669,140
Outstanding options to purchase common stock	4,605,714	3,176,092
Potential shares issuable under the ESPP	10,240	—

(11)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021, have had no material changes during the six months ended June 30, 2021.

(12)	Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of June 30, 2021, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the Company’s 2020 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At June 30, 2021, the Company had remaining balances of $4.5 million and $7.5 million of current and non-current pre-paid research and development costs related to this transaction, respectively. The Company used $0.7 million and $1.6 million of the pre-paid research and development expenses for the three and six months ended June 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 (the “2020 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page [26] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

In Phase 1 clinical trials of SYNB1618, we demonstrated consumption of phenylalanine (Phe) and production of strain specific biomarkers of activity in both healthy volunteers and patients. We are currently executing a Phase 2 clinical trial of SYNB1618 in patients with PKU. The buildup of Phe in patients with PKU can lead to serious health problems, including severe neurocognitive complications. Patients have few approved therapies today.

In a Phase 1 clinical trial of SYNB8802, we demonstrated consumption of oxalate in healthy volunteers placed on a high oxalate, low calcium diet to induce temporary Dietary Hyperoxaluria. We are currently executing a clinical trial of SYNB8802 in patients with Enteric Hyperoxaluria. The absorption of oxalate in patients with Enteric Hyperoxaluria leads to dangerously high levels of urinary oxalate and potentially severe renal complications. Patients have no approved therapies today.

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

While we believe our Synthetic Biotic platform has potential to address a broad range of diseases, our initial pipeline focus is on metabolic diseases. We will consider leveraging partnerships to advance programs for other diseases including oncology and inflammatory disorders. Our most advanced programs target metabolic diseases that could potentially be treated by oral delivery of Synthetic Biotic medicines. These include conditions caused by a genetic mutation characterized by a dysfunctional metabolic pathway including PKU, as well as acquired metabolic diseases caused by organ dysfunction, such as Enteric Hyperoxaluria. When delivered orally, Synthetic Biotic medicines are designed to function in the gut to consume a disease-causing toxic metabolite with the intended consequence of reducing its systemic or urinary levels. We believe that success in our metabolic disease programs will enable us to demonstrate the potential of our Synthetic Biotic medicines while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Metabolic Programs

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

We initiated a Phase 2 clinical trial with SYNB1618 in the third quarter of 2020, referred to as the SynPheny-1 Study. The SynPheny-1 Study is designed to evaluate safety and tolerability of a solid oral formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients.  The SynPheny-1 Study is constructed to be flexible, with subjects physically coming to the clinic or participating from their homes utilizing home healthcare services.

SYNB1618 is a member of a family of SYNB strains that consume Phe. We have an additional Phe consuming strain for PKU in development, called SYNB1934.

Enteric Hyperoxaluria

Enteric Hyperoxaluria is an acquired metabolic disorder. Enteric Hyperoxaluria is caused by increased absorption of dietary oxalate. The disorder may cause dangerously high levels of urinary oxalate and progressive kidney damage, kidney stone formation, and nephrocalcinosis. Oxalate is present in many healthy foods such as leafy greens, nuts, and chocolate, making it difficult to control with dietary interventions. Enteric Hyperoxaluria often occurs as a result of a primary insult to the bowel, such as inflammatory bowel disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. There are no approved treatments.

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

Other Metabolic Programs

We are leveraging the capabilities built in the development of our PKU and Enteric Hyperoxaluria programs to design and pre-clinically develop Synthetic Biotic medicines for other inherited and acquired metabolic disorders with high levels of unmet medical need.

Immuno-modulation Programs

Oncology

We have also developed a portfolio of Synthetic Biotic medicines designed to modify the tumor microenvironment and result in tumor reduction, intended for use in combination with other cancer therapies such as checkpoint inhibitors. Our first immuno-oncology (“IO”) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine. SYNB1891 is designed to activate the immune response in tumors via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the Stimulator of Interferon Genes (STING) pathway. In January 2020, we treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy and a recommended Phase 2 dose in combination therapy with the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche. We released interim data from the ongoing monotherapy arm of this trial in December 2020, which demonstrated target engagement and production of biomarkers consistent with STING activation. In December 2020, we also initiated the combination arm of the Phase 1 clinical trial.

Auto-Immune Disorders

We are also designing and developing Synthetic Biotic medicines to treat auto-immune and inflammatory disorders. To achieve this goal, we plan to collaborate with leading drug development organizations.

Inflammatory bowel disease (IBD) is an attractive target for our technology as Synthetic Biotic medicines can be designed to locally deliver to the gut therapeutic effectors or combinations of effectors to potentially address the unmet medical need in patients suffering from IBD. In May 2020, we announced the termination of our collaboration with AbbVie S.à.r.l. (“AbbVie”) to develop Synthetic Biotic medicines for the treatment of IBD. Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD.

In June 2021, we entered into entered into a Pilot Collaboration and Option Agreement (the “Roche Collaboration and Option Agreement”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (“Roche US”, and together with Roche Basel, “Roche”). Under the terms of the Roche Collaboration and Option Agreement, we and Roche will seek to collaborate to research and pre-clinically develop a Synthetic Biotic medicine for addressing an undisclosed novel target for the treatment of inflammatory bowel disease (the “Product Candidate”).

Pursuant to the Roche Collaboration and Option Agreement, Roche agreed to pay us, an upfront, nonrefundable technology access fee of $1.0 million, which we received in July 2021. In addition, we are eligible to receive up to $5.0 million in milestone payments upon the achievement of certain success criteria. Following the research period, Roche holds an exclusive option right (the “Option”) to negotiate a definitive Collaboration and License Agreement (CLA) for further development of the Product Candidate.

Pursuant to the Roche Collaboration and Option Agreement, during the term of such agreement, each party has granted to the other party a non-exclusive, non-transferrable, non-sublicensable, royalty-free right and license to certain intellectual property and know-how controlled by such party, solely as necessary for the party to perform its obligations under the Roche Collaboration and Option Agreement. The parties will establish a Joint Research Committee (JRC) to oversee and manage the execution of the underlying study plan for the Roche Collaboration and Option Agreement.

We continue to design and develop additional Synthetic Biotic medicines in IBD, utilizing our expertise in strain engineering, quantitative biology, regulatory, and manufacturing. We retain all rights to these programs and may enter into additional strategic partnerships in the future to maximize the clinical and commercial value of our programs and our Synthetic Biotic platform.

Summary

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of June 30, 2021, we have received approximately $377.3 million in proceeds as we financed our operations primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $14.5 million and $29.5 million for the three and six months ended June 30, 2021, respectively and $15.5 million and $31.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $259.8 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	complete preclinical studies, initiate and complete clinical trials for product candidates;
•	contract to manufacture product candidates or manufacture product candidates internally;
•	advance research and development related activities to expand our product pipeline;
•	seek regulatory approval for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, commercial, and management personnel;
•	expand our existing infrastructure and secure space in a facility to support continued growth in our research and development efforts; and
•	add operational and finance personnel to support product development efforts and to support operating as a public company.

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

Financial Overview

Revenue

Revenue for the three months ended June 30, 2021 was generated from our collaboration agreement with Roche.  In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of a novel Synthetic Biotic medicine for the treatment of inflammatory bowel disease (IBD). The collaboration agreement contains multiple deliverables, which include an exclusive option for Roche to negotiate a definitive collaboration and license agreement (CLA) for further development of the Product Candidate and acquire research and development milestones. See Note 9, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

Revenue generated prior to June 30, 2021 was from our collaboration agreement with AbbVie. In May 2020, we announced the termination of our collaboration with AbbVie. Upon termination of the collaboration with AbbVie, we regained all rights to develop the IBD Synthetic Biotic medicines previously developed with AbbVie as well as new IBD Synthetic Biotic medicines for all effectors targeting IBD. Due to the termination of this Agreement, we do not expect further revenue from AbbVie. See Note 9, Collaboration Agreements: AbbVie Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
SYNB1618	$1,035	$2,068	$2,012	$5,702
SYNB1891	593	472	1,355	844
SYNB8802	673	107	2,414	107
SYNB1934	407	—	497	—
External pre-development candidate expenses and unallocated expenses	1,135	4,489	2,167	6,770
Internal research and development expenses	6,876	5,773	13,454	12,163
	$10,719	$12,909	$21,899	$25,586

General and Administrative Expense

General and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, investor relations, business development and human resource functions. Other general and administrative costs include the legal costs of pursuing patent protection of our intellectual property, facility and information technology infrastructure costs and professional fees for accounting and legal services. We anticipate that our general and administrative expenses will increase in the future as we support our continued research and development activities. We also anticipate continued expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, costs for director and officer liability insurance, and costs associated with complying with corporate governance, internal controls and similar requirements applicable to public companies. We charge all general and administrative expenses to operations as incurred.

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

Our critical accounting policies are described in our 2020 Annual Report. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	For the Three Months Ended		Change
	June 30, 2021	June 30, 2020	$
	(in thousands)
Revenue	$246	$445	$(199)
Operating expenses:
Research and development	10,719	12,909	(2,190)
General and administrative	4,061	3,473	588
Total operating expenses	14,780	16,382	(1,602)
Loss from operations	(14,534)	(15,937)	1,403
Other income (expense):
Interest and investment income	50	406	(356)
Interest expense	(1)	(2)	1
Other expense	—	(2)	2
Other income (expense), net	49	402	(353)
Net loss	$(14,485)	$(15,535)	$1,050

Revenue

Revenue was $0.2 million for the three months ended June 30, 2021, as compared to $0.4 for the three months ended June 30, 2020. Revenue for the three months ended June 30, 2021 was related to services performed under the Roche collaboration. Revenue for the three months ended June 30, 2020 was related to services performed under the AbbVie collaboration. In May 2020, we announced the termination of our collaboration with AbbVie.

Operating Expenses

Research and Development Expense

Research and development expense was $10.7 million for the three months ended June 30, 2021 compared to $12.9 million in the corresponding period in 2020. The decrease in research and development expense was primarily due to a decrease of $5.0 million of nonclinical development costs, primarily related to SYNB1618. These decreases were partially offset by increases of $1.5 million of clinical development costs for our clinical programs, primarily related to SYNB8802, SYNB1618 and SYNB1934 and an increase of $1.0 million of compensation, benefits and other employee-related expense.

General and Administrative Expense

General and administrative expense was $4.1 million for the three months ended June 30, 2021 compared to $3.5 million for the corresponding period in 2020. The increase was primarily due to increases in professional services and corporate expenses.

Other Income (Expense)

Other income (expense) was $0.1 million for the three months ended June 30, 2021, compared to $0.4 million for the corresponding period in 2020. The decrease in other income (expense) of $0.3 million was related to lower interest income generated by our investment account.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	For the Six Months Ended		Change
	June 30, 2021	June 30, 2020	$
	(in thousands)
Revenue	$246	$545	$(299)
Operating expenses:
Research and development	21,899	25,586	(3,687)
General and administrative	7,912	7,294	618
Total operating expenses	29,811	32,880	(3,069)
Loss from operations	(29,565)	(32,335)	2,770
Other income (expense):
Interest and investment income	110	980	(870)
Interest expense	(1)	(5)	4
Other expense	—	(3)	3
Other income (expense), net	109	972	(863)
Net loss	$(29,456)	$(31,363)	$1,907

Revenue

Revenue was $0.2 million for the six months ended June 30, 2021 as compared to $0.5 million for the six months ended June 30, 2020. Revenue for the six months ended June 30, 2021 was related to services performed under the Roche collaboration. Revenue for the six months ended June 30, 2020 was related to services performed under the AbbVie collaboration. In May 2020, we announced the termination of our collaboration with AbbVie.

Operating Expenses

Research and Development Expense

Research and development expense was $21.9 million for the six months ended June 30, 2021 compared to $25.6 million in the corresponding period in 2020. The decrease in research and development expense was primarily due to a decrease of $8.3 million of nonclinical development costs, primarily related to SYNB1618, and decreases in clinical development costs of $0.2 million for SYNB1618. These decreases were partially offset by increases of $1.2 million of compensation, benefits and other employee-related expenses, and increased clinical development costs of $3.3 million for SYNB8802, SYNB1891and SYNB1934.

General and Administrative Expense

General and administrative expense was $7.9 million for the six months ended June 30, 2021 compared to $7.3 million for the corresponding period in 2020. The increase was primarily due to increases in consulting expenses, offset by decreases in compensation, benefits and other employee-related expenses, and headcount-related expenses.

Other Income (Expense)

Other income (expense) was $0.1 million for the six months ended June 30, 2021, compared to $1.0 million for the corresponding period in 2020. The decrease in other income (expense) of $0.9 million was related to a decrease in interest and investment income resulting from lower interest income generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of June 30, 2021 we had an accumulated deficit of approximately $259.8 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the AbbVie collaboration agreement, payments received under the technology collaboration with Ginkgo, interest earned on investments, and cash received in the Merger.  At June 30, 2021, we had approximately $115.5 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities, commercial paper and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2021, our cash, cash equivalents and marketable securities balance increased approximately $15.0 million.  This increase was primarily due to the sale of our common stock in an underwritten public offering in April 2021 and proceeds from the sale of our common stock in the ATM offering program. These increases were offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(25,321)	$(21,467)
Investing activities	(18,591)	22,915
Financing activities	40,649	3,718
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,262)	$5,166

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $25.3 million for the six months ended June 30, 2021.  The primary use of cash was our net loss of $29.5 million, which was partially offset by $4.1 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. There was a decrease in working capital, primarily related to decreases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, decreases in prepaid expenses and other current assets, decreases in accrued expenses, offset by increases in accounts payable, operating lease liability, and deferred revenue.

Net cash, cash equivalents and restricted cash used in operating activities was approximately $21.5 million for the six months ended June 30, 2020.  The primary use of cash was our net loss of $31.4 million, which was partially offset by $4.3 million of non-cash items primarily including depreciation and equity-based compensation. There was an increase in working capital of $5.6 million, primarily related to decreases in prepaid research and development expenses, as a result of our June 2019 services agreement with Ginkgo, decreases in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses, a decrease in operating lease liability, offset by a decrease in deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $18.6 million and resulted primarily from the proceeds from maturity of marketable securities of $54.3 million and proceeds from redemption of marketable securities of $1.3 million. This was offset by the purchases of marketable securities of $74.0 million and property and equipment of $0.1 million.

Net cash provided by investing activities for the six months ended June 30, 2020 was $22.9 million and resulted primarily from the proceeds from maturity of marketable securities of $43.7 million and proceeds from redemption of marketable securities of $15.2 million. This was offset by the purchases of marketable securities of $35.7 million and property and equipment of $0.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $40.6 million, primarily related to net proceeds of $32.6 million from the sale of our common stock in an underwritten public offering in April 2021, $8.0 million from the sale of our common stock in the ATM offering program and proceeds of $0.1 million from exercise of stock options and ESPP contributions, offset by payments of withholding taxes for employees relating to restricted stock awards.

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

We are currently generating revenue from our Roche collaboration and have historically generated revenue from our AbbVie collaboration (which was terminated in May 2020), but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of June 30, 2021, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $14.5 million and $29.5 million for the three and six months ended June 30, 2021, respectively and $15.5 million and 31.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $259.8 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We are heavily dependent on the success of our product candidates. Some of our product candidates have produced results in preclinical and clinical settings to date, but none of our product candidates has completed all required clinical trials, and we cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

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

We cannot presently predict the extent to which current or future business shutdowns and disruptions may impact or limit our ability or the ability of any of the third parties with which we engage to conduct business in the manner and on the timelines presently planned. Any such impacts or limitations could have a material adverse impact on our business and our results of operation and financial condition. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the price of our common stock.

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

Based on the beneficial ownership of our common stock as of August 5, 2021, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 47.1% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of August 5, 2021, there were a total of 52,373,311 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrendered 18,187 shares to us, at purchase prices ranging from $3.50 to $4.12, during the six months ended June 30, 2021, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1	License and Services Agreement and Statement of Work, dated April 28, 2021, by and between Synlogic Operating Company, Inc. and Azzur Cleanrooms-On-Demand – Boston, LLC.	X

10.2	Pilot Collaboration and Option Agreement, dated June 16, 2021, among Synlogic Operating Company, Inc. and Hoffman-La Roche Inc.	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ GREGG BELOFF
Gregg Beloff
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)