Form 10-Q
period 2021-09-30
SYNLOGIC, INC.
filed 2021-11-10
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 69,709,236 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$62,925	$32,507
Short-term marketable securities	87,129	67,937
Accounts receivable	1,000	—
Prepaid expenses and other current assets	5,548	6,402
Total current assets	156,602	106,846
Property and equipment, net	9,625	10,776
Right of use asset - operating lease	14,455	15,527
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	8,750	9,590
Other assets	7	4
Total assets	$190,536	$143,840
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,522	$1,995
Accrued expenses	3,984	3,773
Deferred revenue	988	—
Lease liability - operating lease	3,085	2,531
Finance lease obligations	12	2
Total current liabilities	10,591	8,301
Long-term liabilities:
Lease liability - operating lease, net of current portion	18,211	20,273
Finance lease obligations, net of current portion	21	—
Other long-term liabilities	131	131
Total long-term liabilities	18,363	20,404
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2021 and December 31, 2020. 69,707,541 shares issued and outstanding as of September 30, 2021 and 38,183,273 shares issued and outstanding as of December 31, 2020.	70	38
Additional paid-in capital	437,286	345,394
Accumulated other comprehensive income	9	14
Accumulated deficit	(275,783)	(230,311)
Total stockholders' equity	161,582	115,135
Total liabilities and stockholders' equity	$190,536	$143,840

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$916	$—	$1,162	$545
Operating expenses:
Research and development	13,355	10,481	35,254	36,067
General and administrative	3,616	2,956	11,528	10,250
Total operating expenses	16,971	13,437	46,782	46,317
Loss from operations	(16,055)	(13,437)	(45,620)	(45,772)
Other income (expense):
Interest and investment income	41	216	151	1,196
Interest expense	(1)	(1)	(2)	(6)
Other expense	(1)	—	(1)	(3)
Other income (expense), net	39	215	148	1,187
Net loss	$(16,016)	$(13,222)	$(45,472)	$(44,585)

Net loss per share - basic and diluted	$(0.29)	$(0.36)	$(0.91)	$(1.27)
Weighted-average common stock outstanding - basic and diluted	55,336,936	36,297,780	49,730,231	35,174,203
Comprehensive loss:
Net loss	$(16,016)	$(13,222)	$(45,472)	$(44,585)
Net unrealized (loss) gain on marketable securities	(2)	(135)	(5)	(31)
Comprehensive loss	$(16,018)	$(13,357)	$(45,477)	$(44,616)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
	For the Three Months Ended September 30, 2021
Balance at June 30, 2021	52,375,344	$52	$387,782	$11	$(259,767)	$128,078
Proceeds from issuance of common stock, net of issuance costs	17,250,000	18	48,426	—	—	48,444
Exercise of options	93,033	—	209	—	—	209
Issuance of common stock under employee stock purchase plan	23,592	—	61	—	—	61
Cancellation of restricted stock	(34,428)	—	—	—	—	—
Equity-based compensation expense	—	—	808	—	—	808
Unrealized gain (loss) on securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(16,016)	(16,016)
Balance at September 30, 2021	69,707,541	$70	$437,286	$9	$(275,783)	$161,582
	For the Three Months Ended September 30, 2020
Balance at June 30, 2020	34,145,111	$34	$333,925	$214	$(202,501)	$131,672
Issuance of common stock under employee stock purchase plan	29,857	—	42	—	—	42
Exercise of options	724	—	1	—	—	1
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	533,711	1	1,203	—	—	1,204
Cancellation of restricted stock	(37,351)	—	—	—	—	—
Equity-based compensation expense	—	—	935	—	—	935
Unrealized gain (loss) on securities	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(13,222)	(13,222)
Balance at September 30, 2020	34,672,052	$35	$336,106	$79	$(215,723)	$120,497
	For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	$115,135
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	2,447,211	3	8,047	—	—	8,050
Proceeds from issuance of common stock, net of issuance costs	28,750,000	29	80,990	—	—	81,019
Exercise of options	125,146	—	273	—	—	273
Issuance of restricted stock	242,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	42,653	—	94	—	—	94
Restricted stock awards withheld for payment of employees' withholding tax liability	(18,187)	—	(73)	—	—	(73)
Cancellation of restricted stock	(65,009)	—	—	—	—	—
Equity-based compensation expense	—	—	2,561	—	—	2,561
Unrealized gain (loss) on securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(45,472)	(45,472)
Balance at September 30, 2021	69,707,541	$70	$437,286	$9	$(275,783)	$161,582
	For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905
Issuance of common stock under employee stock purchase plan	29,857	—	42	—	—	42
Exercise of options	724	—	1	—	—	1
Issuance of restricted stock	226,335	—	—	—	—	—
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	2,312,693	2	5,058	—	—	5,060
Cancellation of restricted stock	(164,371)	—	—	—	—	—
Equity-based compensation expense	—	—	3,105	—	—	3,105
Unrealized gain (loss) on securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(44,585)	(44,585)
Balance at September 30, 2020	34,672,052	$35	$336,106	$79	$(215,723)	$120,497

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(45,472)	$(44,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,832	1,983
Equity-based compensation expense	2,561	3,105
Accretion/amortization of investment securities	243	(50)
Reduction in carrying amount of operating lease right of use asset	1,532	1,286
Changes in operating assets and liabilities:
Accounts receivable	(1,000)	—
Prepaid expenses and other current assets	854	5,062
Prepaid research and development, net of current portion	840	7,164
Accounts payable and accrued expenses	455	(1,843)
Deferred revenue	988	(544)
Operating lease liabilities	(1,968)	(1,419)
Other long-term liabilities	—	176
Other assets	(3)	—
Net cash used in operating activities	(39,138)	(29,665)
Cash flows from investing activities:
Purchases of marketable securities	(97,981)	(52,726)
Proceeds from maturity of marketable securities	77,272	61,736
Proceeds from redemption of marketable securities	1,270	16,747
Purchases of property and equipment	(507)	(384)
Net cash (used in) provided by investing activities	(19,946)	25,373
Cash flows from financing activities:
Payments on finance lease obligations	(6)	(190)
Proceeds from issuance of common stock, net of issuance costs	81,167	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	8,047	5,070
Proceeds from employee stock purchases and exercise of stock options	367	43
Payment of employee withholding taxes relating to restricted stock awards	(73)	—
Net cash provided by financing activities	89,502	4,923
Net increase in cash, cash equivalents and restricted cash	30,418	631
Cash, cash equivalents and restricted cash at beginning of period	33,604	27,281
Cash, cash equivalents and restricted cash at end of period	$64,022	$27,912

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$460	$—
Property and equipment purchases included in accounts payable and accrued expenses	$138	$(4)
Supplemental disclosure of non-cash financing activities:
Purchase under finance lease	$36	$—
Issuance costs included in accounts payable and accrued expenses	$145	$10
Cash paid for interest	$1	$6

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (Synlogic or the Company), is a clinical-stage biopharmaceutical company focused on the drug discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, leveraging a reproducible, modular approach to synthetic biology to develop beneficial microbes, which perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance or compensate for missing or damaged metabolic pathways. Synlogic’s goal is to discover, develop and ultimately commercialize Synthetic Biotic medicines. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX).

Risks and Uncertainties

At September 30, 2021, the Company had approximately $150.1 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $275.8 million. Since its inception through September 30, 2021, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the Roche Collaboration and Option Agreement, the AbbVie collaboration, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

As an early-stage company, the Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract manufacturing organizations (CMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through early development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates.  These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities.  There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable.  Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales.  The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships.
(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on March 25, 2021 (the 2020 Annual Report), have had no material changes during the three and nine months ended September 30, 2021.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2020 and 2019 audited consolidated financial statements and notes included in the Company’s 2020 Annual Report. The December 31, 2020 consolidated balance sheet included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by

GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2021 and 2020.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or future year or period.

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

At September 30, 2021 and December 31, 2020, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Money market funds	$59,424	$59,424	$—	$—
Commercial paper (included in cash and cash equivalents)	3,500	—	3,500	—
Commercial paper (included in marketable securities)	78,962	—	78,962	—
Corporate debt securities	4,413	—	4,413	—
U.S. government agency securities and treasuries	3,754	3,754	—	—
Total	$150,053	$63,178	$86,875	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$32,506	$32,506	$—	$—
Commercial paper	40,477	—	40,477	—
Corporate debt securities	18,637	—	18,637	—
U.S. government agency securities and treasuries	8,823	8,823	—	—
Total	$100,443	$41,329	$59,114	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2021 and December 31, 2020 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at September 30, 2021 and December 31, 2020 approximate fair value as they bear interest at a rate approximating a market interest rate.
(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$82,450	$12	$—	$82,462
Corporate debt securities	4,416	—	(3)	4,413
U.S. government agency securities	3,754	—	—	3,754
Total	$90,620	$12	$(3)	$90,629

December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$40,467	$11	$(1)	$40,477
Corporate debt securities	18,634	4	(1)	18,637
U.S. government agency securities	8,822	1	—	8,823
Total	$67,923	$16	$(2)	$67,937

The contractual maturity of all securities held at September 30, 2021 was 12 months or less.  There were four and eight investments in an unrealized loss position at September 30, 2021 and December 31, 2020, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at September 30, 2021 and December 31, 2020 was $11.4 million and $20.1 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at September 30, 2021.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$8,019	$7,793
Computer and office equipment	756	769
Furniture and fixtures	420	421
Leasehold improvements	9,561	9,514
Construction in progress	884	528
	19,640	19,025
Less accumulated depreciation	(10,015)	(8,249)
	$9,625	$10,776

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll related	$2,640	$3,005
Professional fees	497	215
Research and development	586	230
Other	261	323
	$3,984	$3,773

(7)	Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the Pre-Funded Warrants) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Pre-Funded Warrants have been exercised as of September 30, 2021.

The Company had a previous sales agreement with Cowen and Company, LLC (Cowen) with respect to an at-the-market (ATM) offering program, which was entered into on October 13, 2017. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. During the three months ended March 31, 2021, 2,447,211 shares of common stock were sold pursuant to the ATM, resulting in net proceeds of approximately $8.1 million. There were no sales pursuant to the Cowen ATM subsequent to March 31, 2021.

In July 2021, the Company entered into a new sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount, but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the three months ended September 30, 2021, no shares of common stock were sold pursuant to the sales agreement with Jefferies.

Recent Offerings of Synlogic Common Stock

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

In September 2021, the Company sold 17,250,000 shares of its common stock at a public offering price of $3.00 per share pursuant to an underwritten public offering. The net proceeds to the Company from the offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $48.4 million. All shares of common stock sold in the offering were sold by the Company.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

September 30, 2021
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	1,866,393
Employee Stock Purchase Plan	—
Total	4,414,510

(8)	Equity‑based Compensation and Equity Incentive Plans

Equity Plans

The Company currently has three active equity plans.

Pursuant to the evergreen provision of the 2015 Equity Incentive Award Plan (the 2015 Plan), which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 1,909,163 shares to the 2015 Plan on January 1, 2021.

Pursuant to the evergreen provision of the 2015 Employee Stock Purchase Plan (ESPP), which allows for an annual increase in the number of shares of common stock available for issuance, the Company added 381,832 shares to the ESPP on January 1, 2021. There were 23,592 options exercised to purchase shares of common stock under the ESPP during the three months ended September 30, 2021 and 42,653 options were exercised during the nine months ended September 30, 2021.

As of September 30, 2021, there were an aggregate of 1,642,944 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 684,841 shares available for future grant under the ESPP.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the Company’s 2020 Annual Report.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2021.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2020	3,343,836	$6.00	8.4	$399
Granted	2,009,796	3.46
Exercised	(135,684)	2.26
Cancelled/Forfeited	(680,330)	4.41
Outstanding at September 30, 2021	4,537,618	5.23	8.4	1,444

Vested or expected to vest at September 30, 2021	4,537,618	5.23	8.4	$1,444
Exercisable at September 30, 2021	1,866,393	7.70	7.4	$554

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at September 30, 2021 and December 31, 2020. 1,399,443 and 970,826 options were in the money at September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, there was $6.0 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.7 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

The following table shows restricted stock activity during the nine months ended September 30, 2021:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2020	478,207	$2.19
Granted	242,454	3.50
Vested	(343,619)	2.39
Forfeited	(65,009)	2.85
Unvested at September 30, 2021	312,033	$2.86

As of September 30, 2021, there was approximately $0.8 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.3 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation cost expensed over the six-month offering periods. The compensation cost for the three and nine months ended September 30, 2021 was $14,000 and $34,000, respectively. The compensation expense related to the ESPP for the three and nine months ended September 30, 2020 was $6,000 and $18,000, respectively.

Equity Compensation

The Company has recorded total equity-based compensation expense of approximately $0.8 million and $2.6 million during the three and nine months ended September 30, 2021, respectively, and $0.9 million and $3.1 million during the three and nine months ended September 30, 2020, respectively.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$319	$422	$1,093	$1,349
General and administrative	489	513	1,468	1,756
	$808	$935	$2,561	$3,105

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$744	$764	$2,243	$2,529
Restricted stock awards	50	165	284	558
Employee stock purchase plan	14	6	34	18
	$808	$935	$2,561	$3,105

(9)	Collaboration Agreements

Roche Collaboration

In June 2021, the Company entered into a Pilot Collaboration and Option Agreement (the Roche Collaboration and Option Agreement) with F. Hoffmann-La Roche Ltd (Roche Basel) and Hoffmann-La Roche Inc. (Roche US, and together with Roche Basel, Roche). Under the terms of the Roche Collaboration and Option Agreement, the Company and Roche will seek to collaborate to research and pre-clinically develop Synthetic Biotic medicines for addressing an undisclosed novel target for the treatment of inflammatory bowel disease (the Product Candidate).

Pursuant to the Roche Collaboration and Option Agreement, Roche agreed to pay the Company, an upfront, nonrefundable technology access fee of $1.0 million, which the Company received in July 2021. In addition, the Company is eligible to receive up to $5.0 million in milestone payments upon the achievement of certain success criteria. Following the research period, Roche holds an exclusive option right (the Option) to negotiate a definitive Collaboration and License Agreement (CLA) for further development and commercialization of the Product Candidate.

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

In June 2021, the Company began work on the research and development services for the first phase of the research plan and the $1.0 million upfront payment is being recognized over the time of the first phase of the research plan. In September 2021, the Company completed the research and development services for the first phase of the research plan and achieved a milestone payment of $1.0 million. The $1.0 million is included in accounts receivable as of September 30, 2021. At this time, the milestone payment was allocated to a new performance obligation consisting of the underlying research and development services to be performed over the second phase of the research plan. Upon the Company’s completion of these activities and subject to Roche’s termination right, the additional milestone payments based on the achievement of specific events outlined in the Roche Collaboration and Option Agreement will become due.

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

The Company recognized $0.9 and $1.2 million for the three and nine months ended September 30, 2021, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue from the collaboration amounted to $0.8 million as of September 30, 2021, all of which is included in current liabilities.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the September 30, 2021 consolidated balance sheet. At September 30, 2021, the Company had remaining balances of $3.4 million and $8.1 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

The Company recognized no revenue for the three months ended September 30, 2021 and for the corresponding period in 2020. The Company recognized no revenue for the nine months ended September 30, 2021 and $0.5 million for the corresponding period in 2020. There is no deferred revenue on the Company’s consolidated balance sheet related to the AbbVie collaboration as of September 30, 2021, as the remainder of the revenue was recognized when the agreement was terminated.

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

	As of September 30,
	2021	2020
Unvested restricted common stock awards	312,033	624,852
Outstanding options to purchase common stock	4,537,618	3,399,954
Potential shares issuable under the ESPP	—	—

(11)	Commitments and Contingencies

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021, have had no material changes during the nine months ended September 30, 2021.

(12)	Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of September 30, 2021, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the Company’s 2020 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At September 30, 2021, the Company had remaining balances of $3.4 million and $8.1 million of current and non-current pre-paid research and development costs related to this transaction, respectively. The Company used $0.5 million and $2.1 million of the pre-paid research and development expenses for the three and nine months ended September 30, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2020 and 2019 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2021 (the 2020 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Please see “Risk Factors” beginning on page [26] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

Overview

Business

Synlogic is a clinical-stage biopharmaceutical company focused on the discovery and development of Synthetic Biotic™ medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary drug discovery and development platform, leveraging a reproducible, modular approach to synthetic biology to develop beneficial microbes which perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways, or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop, and ultimately commercialize Synthetic Biotic medicines. Synlogic’s proprietary pipeline includes Synthetic Biotic medicines for the treatment of metabolic disorders including Phenylketonuria (PKU) and Enteric Hyperoxaluria. We are also building a portfolio of assets in non-core areas such as immunology and oncology where we may partner with third parties.

Our lead program is in development as a potential treatment for PKU, a rare metabolic disease in which the amino acid phenylalanine (Phe) accumulates in the body. Elevated levels of Phe are toxic to the brain and can lead to severe neurocognitive complications. Patients have few approved therapies today.

We have conducted human clinical studies evaluating both SYNB1618 and SYNB1934, investigational Synthetic Biotic medicines for the treatment of PKU.  In the interim analysis of an ongoing Phase 2 clinical trial, SYNB1618 demonstrated a statistically significant reduction in Phe levels in adult patients with classical PKU. In prior clinical trials of SYNB1618, the strain demonstrated both consumption of Phe and production of strain specific biomarkers of activity in both healthy volunteers and patients. The Phase 2 clinical trial of SYNB1618 is ongoing. We are also enrolling an arm of the Phase 2 clinical trial with an evolved, next generation strain known as SYNB1934, which is approximately twice as active as SYNB1618 in animal models and healthy volunteers.

Our other clinical stage metabolic program is SYNB8802 which is an investigational Synthetic Biotic medicine for the treatment of Enteric Hyperoxaluria. The absorption of oxalate in patients with Enteric Hyperoxaluria leads to dangerously high levels of urinary oxalate and potentially severe renal complications. Patients have no approved therapies today.

In a Phase 1 clinical trial of SYNB8802, we demonstrated consumption of oxalate in healthy volunteers placed on a high oxalate, low calcium diet to induce temporary Dietary Hyperoxaluria. We are currently executing a clinical trial of SYNB8802 in patients with Enteric Hyperoxaluria.

Core Capabilities

We believe we have the core competencies in synthetic biology and manufacturing, as well as translational medicine, regulatory sciences and clinical development to successfully discover and develop our Synthetic Biotic medicines. In June 2019, we announced an expanded collaboration with Ginkgo Bioworks, Inc. (Ginkgo) to complement our in-house expertise in strain design and development. Ginkgo uses software and automation to program and optimize microbial strains at a large scale. Ginkgo’s technology provides us with a synthetic biology-based cell programming platform for testing thousands of microbial strains to accelerate progression of early preclinical leads to drug candidates optimized for clinical development.

While we believe our Synthetic Biotic platform has potential to address a broad range of diseases, our initial pipeline focus is on metabolic diseases. We will consider leveraging partnerships to advance programs for other diseases including oncology and inflammatory disorders. Our most advanced programs target metabolic diseases that could potentially be treated by oral delivery of Synthetic Biotic medicines. These include conditions caused by a genetic mutation characterized by a dysfunctional metabolic pathway including PKU, as well as acquired metabolic diseases caused by organ dysfunction, such as Enteric Hyperoxaluria. When delivered orally, Synthetic Biotic medicines are designed to function in the gut to consume a disease-causing toxic metabolite with the intended consequence of reducing its systemic, plasma, or urinary levels. We believe that success in our metabolic disease programs will enable us to demonstrate the potential of our Synthetic Biotic medicines while bringing meaningful change to the lives of patients suffering from these debilitating conditions.

Metabolic Programs

Phenylketonuria

Our most advanced clinical program is focused on PKU, a rare metabolic disease in which an amino acid known as Phe accumulates in the body, and includes two clinical stage product candidates, SYNB1618 and SYNB1934. Elevated levels of Phe are toxic to the brain and can lead to neurological and cognitive deficits. SYNB1618 and SYNB1934 are designed to function in the gut of patients to reduce excess Phe, with the goal of lowering Phe levels in the blood, by converting Phe into trans-cinnamic acid (TCA) and other harmless metabolites. SYNB1618 has received both Fast Track designation and orphan drug designation for PKU from the U.S. Food and Drug Administration (FDA).

We completed a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 and announced top-line data from healthy volunteers evaluated in this study in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. Following the study using the liquid formulation, we developed a solid oral lyophilized formulation of SYNB1618. We have evaluated this oral formulation in a bridging study in healthy volunteers. The study of this more patient- and commercialization-appropriate presentation of SYNB1618 demonstrated activity and improved tolerability over the early liquid formulation.

We initiated a Phase 2 clinical trial with SYNB1618 in the third quarter of 2020, referred to as the SynPheny-1 Study. The SynPheny-1 Study is designed to evaluate safety and tolerability of a solid oral formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients. In September 2021, an interim analysis of the ongoing SynPheny-1 study found that SYNB1618 demonstrated statistically significant reductions in blood Phe levels.

SYNB1618 is a member of a family of SYNB strains that consume Phe. We have an additional Phe consuming strain for PKU in development, known as SYNB1934. SYNB1934 was evolved from SYNB1618 to potentially provide increased Phe lowering activity for patients living with PKU. In July 2021, we initiated clinical studies of a solid oral formulation of SYNB1934 following preclinical in vivo and in vitro studies demonstrating an approximately two-fold improvement in the ability of SYNB1934 to break down Phe compared to SYNB1618.

In September 2021, we announced results from the head-to-head portion of the Phase 1 study. SYNB1934 showed an approximately two-fold higher activity level than SYNB1618 in a head-to-head comparison based on biomarkers of Phe consumption. Additionally, based on this interim analysis, SYNB1934 demonstrated a safety and tolerability profile similar to other Synthetic Biotic medicines, including SYNB1618, at equivalent doses.

SYNB1934 clinical results were consistent with preclinical data and previously presented prospective biomarker-driven modeling. We believe that the increased activity of SYNB1934, relative to SYNB1618, could provide the opportunity to optimize the clinical profile based on individual patient needs. Accordingly, we added an arm evaluating SYNB1934 to the ongoing SynPheny-1 Phase 2 study.

The SynPheny-1 Phase 2 study is continuing to the final analysis with both a SYNB1618 and a SYNB1934 arm. Upon completion of the study, we intend to initiate a pivotal Phase 3 study of the preferred strain, which will be selected based on the clinical data from both programs.

Enteric Hyperoxaluria

Enteric Hyperoxaluria is an acquired metabolic disorder, caused by increased absorption of dietary oxalate. The disorder may cause dangerously high levels of urinary oxalate and progressive kidney damage, kidney stone formation, and nephrocalcinosis. Oxalate is present in many healthy foods such as leafy greens, nuts, and chocolate, making it difficult to control with dietary interventions. Enteric Hyperoxaluria often occurs as a result of a primary insult to the bowel, such as inflammatory bowel disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. There are no approved treatments.

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

Immuno-modulation Programs

Oncology

We have also developed a portfolio of Synthetic Biotic medicines designed to modify the tumor microenvironment and result in tumor reduction, intended for use in combination with other cancer therapies such as checkpoint inhibitors. Our first immuno-oncology (IO) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine. SYNB1891 is designed to activate the immune response in tumors via the E.coli Nissle chassis and production of cyclic di-AMP, an activator of the Stimulator of Interferon Genes (STING) pathway. In January 2020, we treated the first subject in a Phase 1 clinical trial of SYNB1891 in patients with advanced solid tumors and lymphoma.  The clinical trial is designed to identify a maximum tolerated dose (MTD) of SYNB1891 delivered as a monotherapy and a recommended Phase 2 dose in combination therapy with the checkpoint inhibitor atezolizumab (Tecentriq), provided through a supply agreement with Roche. We released interim data from the ongoing monotherapy arm of this trial in December 2020, which demonstrated target engagement and production of biomarkers consistent with STING activation. In December 2020, we initiated the combination arm of the Phase 1 clinical trial.

Auto-Immune Disorders

We are also designing and developing Synthetic Biotic medicines to treat auto-immune and inflammatory disorders. To achieve this goal, we plan to collaborate with leading drug development organizations.

Inflammatory bowel disease (IBD) is an attractive target for our technology as Synthetic Biotic medicines can be designed to locally deliver to the gut therapeutic effectors or combinations of effectors to potentially address the unmet medical need in patients suffering from IBD. In May 2020, we announced the termination of our collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of IBD. Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD.

In June 2021, we entered into entered into a Pilot Collaboration and Option Agreement (the Roche Collaboration and Option Agreement) with F. Hoffmann-La Roche Ltd (Roche Basel) and Hoffmann-La Roche Inc. (Roche US, and together with Roche Basel, Roche). Under the terms of the Roche Collaboration and Option Agreement, we and Roche will seek to collaborate to research and pre-clinically develop a Synthetic Biotic medicine for addressing an undisclosed novel target for the treatment of IBD (the Product Candidate).

Pursuant to the Roche Collaboration and Option Agreement, Roche agreed to pay us, an upfront, nonrefundable technology access fee of $1.0 million, which we received in July 2021. In addition, we are eligible to receive up to $5.0 million in milestone payments upon the achievement of certain success criteria. In September 2021, we completed the research and development services for the first phase of the research plan and achieved a milestone payment of $1.0 million. Following the research period, Roche holds an exclusive option right (the Option) to negotiate a definitive Collaboration and License Agreement for further development of the Product Candidate.

Pursuant to the Roche Collaboration and Option Agreement, during the term of such agreement, each party has granted to the other party a non-exclusive, non-transferrable, non-sublicensable, royalty-free right and license to certain intellectual property and know-how controlled by such party, solely as necessary for the party to perform its obligations under the Roche Collaboration and Option Agreement. The parties will establish a Joint Research Committee to oversee and manage the execution of the underlying study plan for the Roche Collaboration and Option Agreement.

We continue to design and develop additional Synthetic Biotic medicines in IBD, utilizing our expertise in strain engineering, quantitative biology, regulatory, and manufacturing. We retain all rights to these programs and may enter into additional strategic partnerships in the future to maximize the clinical and commercial value of our programs and our Synthetic Biotic platform.

Summary

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of September 30, 2021, we have received approximately $426.0 million in proceeds as we financed our operations primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the Roche Collaboration and Option agreement, the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $16.0 million and $45.5 million for the three and nine months ended September 30, 2021, respectively and $13.2 million and $44.6 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of approximately $275.8 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Impact of the COVID-19 pandemic on our business

In December 2019, an outbreak of a novel strain of coronavirus was identified in Wuhan, China. This virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive and has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Our ability to enroll our clinical trials will be dependent on many factors, including the progression of the pandemic and its impact on patients and the investigators at our clinical trial sites. We are actively working with sites and investigators to mitigate these risks. We continue to carefully monitor the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

Financial Overview

Revenue

Revenue for the three months ended September 30, 2021 was generated from our collaboration agreement with Roche.  In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of novel Synthetic Biotic medicines for the treatment of IBD. The collaboration agreement contains multiple deliverables, which include an exclusive option for Roche to negotiate a definitive collaboration and license agreement for further development of the Product Candidate and acquire research and development milestones. See Note 9, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

Revenue generated in 2020 and previous years was from our collaboration agreement with AbbVie. In May 2020, we announced the termination of our collaboration with AbbVie. Upon termination of the collaboration with AbbVie, we regained all rights to develop the IBD Synthetic Biotic medicines previously developed with AbbVie as well as new IBD Synthetic Biotic medicines for all effectors targeting IBD. Due to the termination of this Agreement, we do not expect further revenue from AbbVie. See Note 9, Collaboration Agreements: AbbVie Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
SYNB1618	$983	$1,614	$2,995	$7,316
SYNB1934	1,776	—	2,273	—
SYNB8802	2,258	436	4,672	543
SYNB1891	521	526	1,876	1,370
External pre-development candidate expenses and unallocated expenses	1,127	2,204	3,294	8,974
Internal research and development expenses	6,690	5,701	20,144	17,864
	$13,355	$10,481	$35,254	$36,067

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

Our critical accounting policies are described in our 2020 Annual Report. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	For the Three Months Ended		Change
	September 30, 2021	September 30, 2020	$
	(in thousands)
Revenue	$916	$—	$916
Operating expenses:
Research and development	13,355	10,481	2,874
General and administrative	3,616	2,956	660
Total operating expenses	16,971	13,437	3,534
Loss from operations	(16,055)	(13,437)	(2,618)
Other income (expense):
Interest and investment income	41	216	(175)
Interest expense	(1)	(1)	—
Other expense	(1)	—	(1)
Other income (expense), net	39	215	(176)
Net loss	$(16,016)	$(13,222)	$(2,794)

Revenue

Revenue was $0.9 million for the three months ended September 30, 2021. Revenue for the three months ended September 30, 2021 was related to services performed under the Roche collaboration. There was no revenue for the three months ended September 30, 2020.

Operating Expenses

Research and Development Expense

Research and development expense was $13.4 million for the three months ended September 30, 2021 compared to $10.5 million in the corresponding period in 2020. The increase in research and development expense was primarily due to an increase of $4.1 million of clinical development costs, comprised of $2.0 million for SYNB8802, $1.7 million for SYNB1934, and $0.4 million for SYNB1618. There was an increase of $0.9 million of compensation, benefits and other employee-related expenses, and an increase of $0.3 million for professional services. These increases were offset by decreases of $2.4 million of nonclinical development costs, primarily related to SYNB1618.

General and Administrative Expense

General and administrative expense was $3.6 million for the three months ended September 30, 2021 compared to $3.0 million for the corresponding period in 2020. The increase was primarily due to increases in professional services, corporate expenses, compensation, benefits and other employee-related expenses.

Other Income (Expense)

Other income (expense) was $0.1 million for the three months ended September 30, 2021, compared to $0.2 million for the corresponding period in 2020. The decrease in other income (expense) of $0.1 million was related to lower interest income generated by our investment account.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	For the Nine Months Ended		Change
	September 30, 2021	September 30, 2020	$
	(in thousands)
Revenue	$1,162	$545	$617
Operating expenses:
Research and development	35,254	36,067	(813)
General and administrative	11,528	10,250	1,278
Total operating expenses	46,782	46,317	465
Loss from operations	(45,620)	(45,772)	152
Other income (expense):
Interest and investment income	151	1,196	(1,045)
Interest expense	(2)	(6)	4
Other expense	(1)	(3)	2
Other income (expense), net	148	1,187	(1,039)
Net loss	$(45,472)	$(44,585)	$(887)

Revenue

Revenue was $1.2 million for the nine months ended September 30, 2021 as compared to $0.5 million for the nine months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 was related to services performed under the Roche collaboration. Revenue for the nine months ended September 30, 2020 was related to services performed under the AbbVie collaboration. In May 2020, we announced the termination of our collaboration with AbbVie.

Operating Expenses

Research and Development Expense

Research and development expense was $35.3 million for the nine months ended September 30, 2021 compared to $36.1 million in the corresponding period in 2020. The decrease in research and development expense was primarily due to decreases of $10.7 million of nonclinical development costs, primarily related to SYNB1618. These decreases were offset by an increase of $7.2 million of clinical development costs, comprised of $4.4 million for SYNB8802, $2.2 million for SYNB1934, $0.4 million for SYNB1891, and $0.2 million for SYNB1618.  There was an increase of $2.2 million of compensation, benefits and other employee-related expenses, an increase of $0.4 million for professional services, and an increase of $0.1 million of research and development support costs.

General and Administrative Expense

General and administrative expense was $11.5 million for the nine months ended September 30, 2021 compared to $10.3 million for the corresponding period in 2020. The increase was primarily due to increases in professional services and corporate expenses.

Other Income (Expense)

Other income (expense) was $0.2 million for the nine months ended September 30, 2021, compared to $1.2 million for the corresponding period in 2020. The decrease in other income (expense) of $1.0 million was related to lower interest income generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of September 30, 2021 we had an accumulated deficit of approximately $275.8 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and the previous collaboration agreement with AbbVie, interest earned on investments, and cash received in the Merger.  At September 30, 2021, we had approximately $150.1 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and corporate debt securities, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities, commercial paper and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2021, our cash, cash equivalents and marketable securities balance increased approximately $49.6 million.  This increase was primarily due to the sale of our common stock in underwritten public offerings in April and September 2021 and proceeds from the sale of our common stock in the ATM offering program. These increases were offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(39,138)	$(29,665)
Investing activities	(19,946)	25,373
Financing activities	89,502	4,923
Net increase in cash, cash equivalents and restricted cash	$30,418	$631

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $39.1 million for the nine months ended September 30, 2021.  The primary use of cash was our net loss of $45.5 million, changes in our assets and liabilities of $0.2 million, partially offset by $6.2 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities includes the addition of accounts receivable due to the $1.0 million to be received from Roche for the milestone that was achieved in September 2021, decreases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, decreases in prepaid expenses and other current assets, decreases in the operating lease liability, increases in accounts payable and accrued expenses, and increased deferred revenue.

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

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $19.9 million and resulted primarily from the purchases of marketable securities of $98.0 million and property and equipment of $0.5 million. This was offset by proceeds from maturity of marketable securities of $77.3 million and proceeds from redemption of marketable securities of $1.3 million.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $25.4 million and resulted primarily from the proceeds from maturity of marketable securities of $61.7 million and proceeds from redemption of marketable securities of $16.7 million. This was offset by the purchases of marketable securities of $52.7 million and property and equipment of $0.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $89.5 million, primarily related to net proceeds of $81.2 million from the sale of our common stock in underwritten public offerings in April and September 2021, $8.1 million from the sale of our common stock in the ATM offering program and proceeds of $0.4 million from exercise of stock options and ESPP contributions, offset by payments of withholding taxes for employees relating to restricted stock awards.

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

We are currently generating revenue from our Roche collaboration and have historically generated revenue from our AbbVie collaboration (which was terminated in May 2020), but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of September 30, 2021, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $16.0 million and $45.5 million for the three and nine months ended September 30, 2021, respectively and $13.2 million and 44.6 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of approximately $275.8 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In April 2018, we announced that we dosed the first patient in our Phase 1b/2a clinical trial of SYNB1020 for treatment of hyperammonemia in patients with cirrhosis. Based on the data obtained in this clinical trial, the SYNB1020 program was discontinued in August 2019. In April 2018, we dosed our first subject in a Phase 1/2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU. In January 2020, we announced that we had dosed the first subject in our Phase 1 clinical trial of SYNB1891 which is being developed for the treatment of patients with solid tumors and lymphoma. In November of 2020, we announced that we had initiated the Phase 2 clinical study of SYNB1618, referred to as the SynPheny-1 Study, and the Phase 1 study of SYNB8802. In the third quarter of 2021, we added an arm evaluating SYNB1934 to the ongoing SynPheny -1 study and in July 2021 we dosed our first subject. All of our other therapeutic programs are still in the preclinical or clinical development stage. We will need to transition from a company with a focus on research and clinical development to a company capable of commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early-stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a study of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well-tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis. As a result, we have become more dependent on the success of our SYNB1618, SYNB1934, and SYNB8802 programs.

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

Healthcare legislative reform measures may have a material adverse effect on our business, financial condition or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services (HHS) beginning on January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result, certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the US.

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug candidates for which we obtain marketing approval, if any. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. Legislative proposals continue to be discussed in the U.S. Congress as potentially leading to a future “Cures 2.0” bill that is expected to have bipartisan support. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and biological product provisions. The next legislative reauthorization must be completed in 2022, which has the potential to make further changes to FDA authorities or policies pertaining to biopharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the recent transition to a new Democrat-led presidential administration created further uncertainty in the health care and biopharmaceutical industries. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden

Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

There also are a number of state and local legislative and regulatory efforts related to drug pricing, including drug price transparency laws that apply to pharmaceutical manufacturers, that may have an impact on our business. Individual states in the U.S. have become increasingly active in passing legislation and implementing regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, and restrictions on certain product access. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or EU member state level may result in significant additional requirements or obstacles that may increase our operating costs.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. We expect that additional federal and state health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (GDPR) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

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

We face substantial competition, and our competitors may discover, develop or commercialize products faster or more successfully than us.

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., Nestlé Health Science S.A. (Codexis, Inc.), Homology Medicines, Inc., American Gene Technologies International Inc., Sangamo Therapeutics, Inc., Generation Bio Co., Agios Pharmaceuticals, Inc., SOM Biotech SL and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Allena Pharmaceuticals, Inc, Novome Biotechnologies, Inc., Federation Bio, Inc., Oxidien Pharmaceuticals L.L.C. and others are developing product candidates for Enteric Hyperoxaluria.  Merck & Co. Inc., Spring Bank Pharmaceuticals, Inc., GlaxoSmithKline plc., Bristol Myers Squibb Company, and Silicon Therapeutics have STING agonists in clinical development. Companies developing other modalities which target STING or similar mechanisms include companies such as Roche (Genentech) and Pfizer Inc. / Merck KgaA. Multiple companies develop and market antibodies called checkpoint inhibitors including Pfizer Inc., Roche (Genentech), Merck, Bristol-Myers Squibb Company, Eli Lilly & Co, and others. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Based on the beneficial ownership of our common stock as of November 3, 2021, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 44.4% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of November 3, 2021, there were a total of 69,709,236 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Employees surrendered 18,187 shares to us, at purchase prices ranging from $3.50 to $4.12, during the nine months ended September 30, 2021, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

1.1	Sales Agreement, dated as of July 23, 2021, by and between the Registrant and Jefferies LLC.		S-3	07/23/2021	333-25815

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: November 10, 2021

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ GREGG BELOFF
Gregg Beloff
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)