Form 10-K
period 2021-12-31
SYNLOGIC, INC.
filed 2022-03-17
CIK 1527599

t

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $122.2 million, computed based on the closing price of $3.89 per share on June 30, 2021.

As of March 10, 2022 there were 70,228,487 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.
Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Boston, Massachusetts, U.S.

i

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the success of our research and development efforts;
•	the initiation, progress, timing, costs and results of clinical trials for our product candidates;
•	the time and costs involved in obtaining regulatory approvals for our product candidates;
•	the success of our collaborations with third parties;
•	the progress, timing and costs involved in developing manufacturing processes and in manufacturing products, as well as agreements with third-party manufacturers;
•	the rate of progress and cost of our commercialization activities;
•	the expenses we incur in marketing and selling our product candidates, if approved;
•	the revenue generated by sales of our product candidates, if approved;
•	the emergence of competing or complementary technological developments;
•	the terms and timing of any additional collaborative, licensing or other arrangements that we may establish;
•	the acquisition of businesses, products and technologies;
•	our need to implement additional infrastructure and internal systems;
•

our need to add personnel and financial and management information systems to support our product development and potential future commercialization efforts, and to enable us to operate as a public company;

•	the extent to which our business is adversely impacted by the effects of the coronavirus outbreak (COVID-19) or by other health epidemics or pandemics; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors”.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company advancing a new paradigm of biotherapeutics through our unique and proprietary approach to synthetic biology. Synthetic biology leverages engineering principles to enable the design of new biological systems, genetic circuits and molecular components. We are delivering the power of synthetic biology to medicine, combining the precision of engineering with rational drug development to develop what we call Synthetic Biotics. Our Synthetic Biotics are a novel drug modality that that uses programmable, precision genetic engineering of well-characterized probiotics to exert localized activity for therapeutic benefit, with a focus on metabolic and immunologic diseases.

We target validated biology in metabolic and immunological diseases, and we believe our approach is suitable for both rare and more common therapeutic categories. Our lead program in phenylketonuria (PKU) has demonstrated proof of concept, and we plan to start a pivotal, Phase 3 study in the second half of 2022. We also have novel drug candidates designed to treat homocystinuria (HCU), a rare metabolic disease, and enteric hyperoxaluria, a leading cause of recurrent kidney stones. Our preclinical research targets additional known disease metabolites, including a growing portfolio of assets focused on immunological opportunities such as inflammatory bowel disease (IBD).

The rapid advancement of these potential biotherapeutics, called Synthetic Biotics, has been enabled by our proprietary, reproducible, target-specific approach to drug design. We use precision genetic engineering of well-characterized probiotics as a chassis to exert localized activity for therapeutic benefit. Our current pipeline includes drug candidates that use the probiotic chassis of E. coli Nissle, which has more than one hundred years of human dosing experience.

We also work with partners to complement our strengths. We have partnered with F. Hoffmann-La Roche Ltd (Roche Basel) and Hoffmann-La Roche Inc. (Roche US, and together with Roche Basel, Roche) in a collaboration focused on the discovery of a novel Synthetic Biotic for the treatment of inflammatory bowel disease and with Ginkgo Bioworks, Inc. (Ginkgo) to discover additional preclinical assets, combining our approach to Synthetic Biotics with Ginkgo’s Codebase and Foundry services.

We intend to become a differentiated, global biopharmaceutical company by discovering, developing and commercializing novel Synthetic Biotics. To accomplish this, we plan to focus in the near term on advancing our lead program for PKU through registrational clinical trials as well as continuing to develop our other clinical and preclinical assets. Additionally, we continue to advance our approach to drug discovery, development and manufacturing. Critical components of our strategy include:

•

Advancing our PKU program through registrational clinical development and commercialization:  Our lead program is a potential treatment for PKU, a rare metabolic disease in which the amino acid phenylalanine (Phe) accumulates in the body to neurotoxic levels. In September 2021, we reported that SYNB1618, our drug candidate for PKU, demonstrated a statistically significant reduction in Phe levels in adult patients with PKU in an interim analysis of our Phase 2 SynPheny-1 study. In parallel, we reported that SYNB1934, an evolved, next generation drug candidate, showed potential for greater potency for Phe reduction in both animal models and healthy volunteers. We are continuing to test both SYNB1618 and SYNB1934 in the Phase 2 SynPheny-1 study. We expect to report data in the first half of 2022 and initiate a Phase 3 program with one of these two candidates in the second half of 2022.

•

Advancing our HCU and enteric hyperoxaluria programs into and through clinical development:  In November 2021, we declared another drug candidate, SYNB1353, which is a potential treatment for HCU, a rare metabolic disease in which the amino acid methionine accumulates in the body to toxic levels. SYNB1353 is designed to consume methionine in the gastrointestinal tract and was created through our research collaboration with Ginkgo. Like PKU, HCU is an inherited inborn error of metabolism that results in significant disease burden due to the limitations of present treatment options. SYNB1353 is currently in IND-enabling studies and we plan to begin clinical development and complete a Phase 1 study in healthy volunteers in the second half of 2022. Our other clinical-stage metabolic program is SYNB8802, a drug candidate in development for the treatment of enteric hyperoxaluria, a progressive, chronic disease characterized by recurrent kidney stones and progressive kidney damage due to excessive levels of oxalate. In April 2021, we reported proof-of-mechanism for SYNB8802 by demonstrating dose-dependent urinary oxalate lowering. Data from a proof-of-concept study assessing the lowering of urinary oxalate in patients who have undergone Roux-en-Y gastric bypass surgery is expected in 2022.

•

Expanding the potential of our Synthetic Biotics to address unmet needs: As a leader in the development of engineered live biotherapeutics, we intend to build on our expertise in design, optimization, and manufacturing of Synthetic Biotics to further improve our reproducible and scalable discovery engine for generating a pipeline of product candidates to address a broad range of diseases. We have active research programs to identify targets and advance candidates for both metabolic and immunologic diseases. We will continue to pursue this internally, and through select collaborations such as the one currently in place with Ginkgo.

•

Selectively entering into collaborations to maximize the potential of our pipeline and our Synthetic Biotic product engine: In June 2021, we entered into a Pilot Collaboration and Option Agreement with Roche for the discovery of a novel Synthetic Biotic for an undisclosed novel target in IBD. During the year ended December 31, 2021, we received the upfront, nonrefundable technology access fee due under the terms of the agreement, and we achieved the first milestone payment for the completion of the research and development services for the first phase of the research plan. Given our potential to generate novel product candidates addressing a wide variety of inflammatory and rare diseases, we may opportunistically enter into collaborations around certain targets, product candidates or disease areas. These collaborations could advance and accelerate our development programs to maximize their market potential and expand our capabilities.

We are supported by our Board of Directors and our Scientific Advisory Board, each of which offers complementary experience in drug discovery and development, as well as expertise in building public companies, management, commercialization, and business development. Our founding science came from the laboratories of Professors James Collins and Timothy Lu from the Massachusetts Institute of Technology (MIT), who remain highly engaged in guiding development and application of our product engine as members of our Scientific Advisory Board.

Our Drug Candidate Pipeline

Synthetic biology brings engineering principles to the design of new biological systems, genetic circuits and molecular components. We are delivering the power of synthetic biology to medicine, combining the precision of engineering with rational drug development to develop Synthetic Biotics. Our Synthetic Biotics are potential biotherapeutics that leverage this reproducible, modular approach to the generation of drug candidates that can address significant medical needs in entirely new ways.

Our pipeline includes our lead program in PKU, which has demonstrated proof of concept with plans to initiate a pivotal, Phase 3 study in the second half of 2022, and additional novel drug candidates designed to treat HCU and enteric hyperoxaluria.

Metabolic Disease

There are a number of metabolic diseases in which the lack of certain enzymes disrupts the metabolization of commonly occurring byproducts of digestion. The absence of these enzymes is caused by either a genetic mutation characterized by a dysfunctional metabolic pathway, such as PKU or HCU, or organ dysfunction, such as enteric hyperoxaluria. In patients with these diseases, the absence of certain enzymes causes metabolites to accumulate in the gut and systemically throughout the body. In patients with PKU and HCU, these metabolites build up to toxic levels resulting in serious health consequences, including irreversible neurological dysfunction.

PKU

Overview

Our PKU program includes two development candidates, SYNB1618 and SYNB1934. SYNB1618 and SYNB1934 are orally administered, non-systemically absorbed drug candidates being studied as potential treatments for PKU, a genetic disease caused by potentially neurotoxic levels of the amino acid Phe. Treatment options for PKU are currently limited due to efficacy and safety, with a large majority of U.S. patients remaining in need of treatment, and many of those who are treated in need of additional Phe-lowering. We designed our drug candidates to reduce levels of Phe in people with PKU using precision genetic engineering of the well-characterized probiotic E. coli Nissle. Findings to date support the potential for an efficacious, safe, convenient, and flexible treatment option for PKU, and SYNB1618 has received both Orphan Drug and Fast Track designations by the FDA. Both SYNB1618 and SYNB1934 are being studied in the Phase 2 SynPheny-1 study, with data expected in the first half of 2022, and initiation of the Phase 3 program expected to begin in the second half of 2022.

Science of PKU

PKU is a rare inherited metabolic disease that causes Phe to build up in the body. Phe, which is found mostly in foods that contain protein — including all meat, dairy, most beans, grains and potatoes, as well as some artificial sweeteners — enters the body through dietary intake and is metabolized in the liver by a liver enzyme, phenylalanine hydroxylase (PAH) and the cofactor tetrahydrobiopterin (BH4). PKU is characterized by absence or deficiency of PAH, which is responsible for processing Phe. When not metabolized, Phe accumulates in the blood and brain where it is neurotoxic and can lead to neurological deficits.

The disease course of PKU typically involves worsening neurological function that begins in infancy or early childhood. For the rest of their lives, people living with PKU need to follow an extremely restrictive diet that limits Phe. Strict adherence to this diet and supplemental nutrition through medical foods is required to avoid permanent, significant intellectual disability. However, it is challenging for most PKU patients to adhere to the restricted diet to the level that provides the necessary control of Phe levels even with the efforts of supportive family and social networks. Particular challenges arise during times of increasing independence during adolescence and access to low protein foods can pose difficulties as they are costlier and less nutritious than their higher protein, non-modified counterparts.

There are an estimated 17,000 people in the U.S. with PKU. Of these, more than 70% remain untreated, reflecting limitations of current FDA-approved treatment options. About 15% are currently treated on Kuvan (sapropterin), with another approximately 10% of patients on Palynziq. The opportunity for Synlogic’s potential biotherapeutic for PKU would be both for patients who are currently untreated as a monotherapy as well as an adjunctive option for the sapropterin-treated patient population who remain in need of additional Phe reduction.

Other Treatments

There are currently two approved medications for treatment of PKU:

•

Sapropterin dihydrochloride (KUVAN) Tablets, an oral medication that is indicated for a subgroup of PKU patients who are considered responsive, but which does not eliminate the need for ongoing dietary management in most patients. It was the first drug approved for the treatment of PKU in 2007, as is now available as a generic in the U.S. and other markets.

•

Pegvaliase-pqpz (PALYNZIQ) Injection, a pegylated form of recombinant Phenylalanine ammonia lyase (PAL), an enzyme that metabolizes phenylalanine, was approved by the FDA in 2018 for adult patients with PKU and uncontrolled blood Phe. While daily Palynziq injections have been proven to lower Phe levels, allergic and potential anaphylactic reaction risk to the drug is such that FDA labeling includes a boxed warning and restrictive Risk Evaluation and Mitigation Strategy (REMS) program that requires patients to carry auto-injectable epinephrine at all times while they are taking the medication. Palynziq is currently only indicated for adult patients.

Both therapies have limitations, leaving a large majority of those living with PKU untreated. Other investigational approaches in early development include gene therapy, modified cell therapies and a modified orally delivered enzyme replacement therapy.

Despite the FDA approval of these medications for PKU, patients continue to suffer from poor outcomes. Even patients who are diagnosed and treated early have increased risk of neurocognitive abnormalities and psychiatric complications and are burdened by the life-long struggle to comply with strict dietary modifications. We believe a safe, orally dosed product that provides sustained reductions in blood Phe levels, while enabling a normal or only moderately restricted diet would be a transformative therapy, and that our Synthetic Biotic approach could meet that need.

Product Candidates

Both SYNB1618 and SYNB1934 were designed using strains of E. coli Nissle engineered to metabolize Phe in patients with PKU following oral administration, by compensating for the missing enzyme function to reduce phenylalanine levels in the gastrointestinal (GI) tract and, as a consequence, in the systemic circulation.

In designing both strains, we integrated genes, including those that code for a form of PAL that converts Phe to the non-toxic byproduct trans cinnamic acid (TCA), which is then converted in the liver to hippuric acid (HA) and excreted in the urine. Animal models demonstrated that SYNB1618 can decrease Phe levels by degradation of recirculating phenylalanine, as well as dietary Phe. A detailed description of the engineering of SYNB1618 and data from preclinical studies in an animal model of disease and healthy non-human primates was published in September 2018 (Nat. Biotechnol. 36, 857–864 (2018)).

PKU Clinical Development Plan

In Phase 1 studies of healthy volunteers, SYNB1618 was safe and tolerated at doses up to 2x1012 live cells administered three times a day for seven days. Higher doses were associated with mild to moderate gastrointestinal symptoms, mainly nausea and vomiting. The data also demonstrated proof-of-mechanism. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. Improved tolerability of the lyophilized SYNB1618 over the early liquid formulation enabled us to determine a maximally tolerated dose (MTD) to take forward to test in patients.

We initiated a Phase 2 clinical trial, called SynPheny-1, with SYNB1618 in the third quarter of 2020, and announced positive interim analysis data from that study in September 2021. The Phase 2 SynPheny-1 study is designed to evaluate safety and tolerability of SYNB1618 as a lyophilized powder as well as its potential to lower blood Phe levels in adult PKU patients. The Phase 2 SynPheny-1 Study is designed to be flexible, with subjects physically coming to the clinic or participating from the patient's home utilizing home healthcare services.

In parallel, in September 2021, we advanced the development of a next-generation drug candidate for PKU, SYNB1934, with the potential for greater Phe-reduction through enhanced productivity of its PAL enzyme. Phase 1 results in healthy volunteers and predictive modeling indicate SYNB1934 may have greater potency. As a result, we added an additional arm to the Phase 2 SynPheny-1 study to include SYNB1934 in addition to the ongoing assessment of SYNB1618. Results from both drug candidates evaluated in this Phase 2 study are expected in the first half of 2022 and will inform candidate selection for the initiation of a planned Phase 3 trial in 2022.

HCU

In November 2021 we announced the nomination of SYNB1353, a novel, orally administered, non-systemically absorbed drug candidate designed to consume methionine in the gastrointestinal tract thereby lowering homocysteine levels in patients with HCU.

Science of HCU

HCU is a rare inherited metabolic disorder that affects the metabolism of the amino acid methionine, a protein found in many foods including meat, fish, and dairy products. HCU is caused by a genetic defect which results in the absence of an enzyme known as cystathionine beta-synthase (CBS). When CBS is absent, homocysteine and other toxic chemicals and their byproducts, including methionine, build up in the blood and urine. Elevated homocysteine levels are associated with a multisystem disorder, including impairments of the eye (ectopia lentis and/or severe myopia), skeletal system (excessive height, long limbs, scoliosis, pectus excavatum), vascular system (thromboembolism), and CNS (development delay and intellectual disability).

Newborns are screened for HCU in some geographies, but even where newborn screening is available, not all HCU patients are detected at birth. Children are often diagnosed following dislocation of the optic lens, by which time they may have learning difficulties. Excessive methionine restriction may impair growth and neurodevelopmental progress in children. Adults are usually diagnosed after a thromboembolic event. Treatment aims to lower the homocysteine concentration in the blood to a safe level while maintaining normal nutrition. There is currently no cure for HCU and current treatment options are limited. Patients must follow a rigid diet low in protein so as to avoid dietary methionine intake. Other therapeutic approaches include vitamin supplements to minimize some of the disease side effects.

Approved pharmacological treatment options for HCU are limited due to efficacy and tolerability. People with more mild phenotypes of HCU typically respond effectively to, and are sufficiently managed by, taking Vitamin B6 (also known as pyridoxine-responsive). Non-responders require a combination of betaine and a moderate to severe dietary methionine restriction. The severely protein-restricted diet is complex and challenging to adhere to. Compliance with treatment often deteriorates, particularly in adolescence, as in other disorders requiring dietary adherence. Patients report significant challenges with the burden of the low protein diet, intake of amino acid mixtures, and the palatability of protein substitutes. Reaching treatment targets in patients with pyridoxine unresponsive disease remains a challenge despite existing pharmacotherapies. There is an unmet need for novel therapies that enable patients to manage homocysteine levels adequately.

SYNB1353 for HCU

SYNB1353 is an orally administered, non-systemically absorbed live biotherapeutic drug candidate engineered to consume methionine in the GI tract thereby lowering tHcy in HCU patients and potentially allowing an increase in natural protein intake. SYNB1353 is currently in IND-enabling studies and was developed as part of a research collaboration with Ginkgo. We hold worldwide development and commercialization rights to SYNB1353, which is expected to begin clinical development and report Phase 1 data in healthy volunteers in the second half of 2022.

Enteric Hyperoxaluria

Overview

SYNB8802 is a novel, orally administered, non-systemically absorbed drug candidate being developed for the treatment of enteric hyperoxaluria, a chronic, progressive disease characterized by high levels of urinary oxalate, the leading cause of recurrent kidney stones. Enteric hyperoxaluria often occurs as a result of a primary insult to the bowel, such as inflammatory bowel disease or Crohn’s disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. Oxalate crystals can damage kidneys, leading to chronic kidney disease and end-stage renal disease (ESRD). There are no approved treatments. SYNB8802 was designed using precision genetic engineering of E. coli Nissle to lower urinary oxalate levels by consuming oxalate throughout the GI tract. In 2021, we reported positive proof-of-mechanism for SYNB8802 from a Phase 1b study that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria. Data from a proof-of-concept study assessing the lowering of urinary oxalate in patients who have undergone Roux-en-Y gastric bypass surgery is expected in 2022.

Science of Enteric Hyperoxaluria

Hyperoxaluria is a disease which results from excessive levels of oxalate in the body. Oxalate can be found naturally in the body or in foods with high oxalate levels such as leafy greens, potatoes, almonds, coffee and beans. Humans do not have an inherent physiological need for oxalate and it is normally excreted through the kidney. Excessive levels of oxalate, when present in the urine, bind with calcium in the kidney and lead to nephrolithiasis (kidney stone formation), nephrocalcinosis, chronic kidney complications and renal disease.

There are two types of hyperoxaluria: primary hyperoxaluria and enteric hyperoxaluria. Primary hyperoxaluria is a rare genetic disease wherein the body produces excessive levels of oxalate. Approved treatments for primary hyperoxaluria, which address the genetic causes of primary hyperoxaluria, are not beneficial to patients with enteric hyperoxaluria. Enteric hyperoxaluria results from a gastrointestinal problem which causes malabsorption of oxalate from the diet. Conditions that commonly result in enteric hyperoxaluria include inflammatory bowel disease, certain kinds of bariatric surgery, short bowel syndrome, cystic fibrosis and celiac disease.

Patients with enteric hyperoxaluria normally present to the healthcare system with kidney stones. Kidney stones, of which 80% have been found to contain oxalate crystals, are extremely painful and have an estimated economic burden of over ~$5 billion on the U.S. healthcare system. Patients with kidney stones are sometimes treated with opioids to control the pain and the stones are either passed naturally or treated with shockwave lithotripsy to break apart the stone or removal by surgery. There is a 60-80% recurrence rate after a patient has had one kidney stone. Recurrent kidney stones have been shown to lead to kidney damage, ESRD, and the need for a kidney transplant.

There is a direct link between elevated urinary oxalate and increased probability of kidney stone events or other renal adverse outcomes in patients with enteric hyperoxaluria. Even modest reductions in urinary oxalate can reduce the odds of developing a kidney stone. A recent epidemiological study conducted in 297 patients with enteric hyperoxaluria demonstrated that a 20% reduction in urinary oxalate resulted in as much as a 25% reduction in risk of having a kidney stone in the subsequent year (D’Costa, Nephrol Dial Transplant 2020).

There are an estimated 200,000 to 250,000 patients with enteric hyperoxaluria in the United States, including more than 80,000 patients who experience recurrent kidney stones due to hyperoxaluria. Currently there are no approved pharmacological therapies for the reduction of oxalate levels in the urine in patients with enteric hyperoxaluria. Existing treatment options are generally non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation.

We believe a clear need exists for therapies that lower dangerously high levels of urinary oxalate in enteric hyperoxaluria patients. We also believe that a targeted chronic oral therapy that results in lower urinary oxalate levels would provide a substantial benefit for this underserved patient population.

Enteric Hyperoxaluria Development Plan

In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802, which was designed using precision genetic engineering of E. coli Nissle to lower urinary oxalate levels by consuming oxalate throughout the GI tract.

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

In 2021, we reported positive proof-of-mechanism for SYNB8802 from a Phase 1a study that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria. Data from a proof-of-concept study assessing the lowering of urinary oxalate in patients who have undergone Roux-en-Y gastric bypass surgery is expected in 2022.

Enteric hyperoxaluria is associated with progressive renal disease, including chronic kidney disease and ESRD, in addition to recurrent kidney stones. Given the lack of a currently approved treatment, and opportunities for exploration regarding the underlying pathophysiology, there are multiple potential paths for clinical development, including biomarker or clinical endpoints, with different potential indications.

Additional Pipeline Programs in Metabolic & Immunological Diseases

The Synthetic Biotic approach is particularly well-suited for addressing known disease targets that have been associated with validated biological pathways in metabolic and immunological diseases. For metabolic diseases, we are applying our learnings from PKU, HCU and enteric hyperoxaluria to new areas, including hyperuricemia and gout, and we expect to disclose additional details on these and other programs as they move through preclinical development.

IBD is a group of diseases characterized by significant local inflammation in the GI tract typically driven by T cells, activated macrophages and compromised function of the epithelial barrier. IBD pathogenesis is linked to both genetic and environmental factors and may be caused by altered interactions between gut microbes and the intestinal immune system. Compromised gut barrier function also plays a central role in autoimmune diseases pathogenesis. A single layer of epithelial cells separates the luminal contents of the gut from the host circulatory system and the immune cells in the body. Disrupting the epithelial layer can lead to pathological exposure of foreign antigens from the lumen resulting in increased susceptibility to autoimmune disorders. The interplay between the gut microbiota and the host is thought to play a key role in the maintenance of the epithelial barrier as well as homeostatic immunity. Thus, enhancing barrier function and reducing inflammation in the gastrointestinal tract are potential therapeutic mechanisms for the treatment or prevention of autoimmune disorders. Our Synthetic Biotic platform allows for the effective programming of E. coli Nissle to execute these functions, including the metabolic production of factors such as short chain fatty acids to enhance barrier function, and secreting proteins, such as immunomodulatory cytokines.

Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira® (adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the CDC, in 2015 an estimated three million adults in the United States are reported as being diagnosed with

IBD. In June of 2021 we entered into a research collaboration agreement with Roche for the discovery of a novel Synthetic Biotic for the treatment of IBD. In addition, we continue to advance additional, wholly-owned preclinical research efforts in IBD.

Among immune conditions, working to treat IBD allows us to leverage knowledge and expertise gained from our oral metabolic programs to develop living medicines that can act locally at the site of disease in the gut. Because our approach is based on local delivery to the site of inflammation and not on systemic administration, we anticipate that our Synthetic Biotics may offer an attractive safety profile in this therapeutic category, where safety is a particularly desirable attribute in a product profile compared to options available today.

In November 2021, we announced that we are not planning further studies for immuno-oncology, allowing us to focus on advancing a portfolio of investigational Synthetic Biotics that are orally administrated, and developed for diseases which, similar to PKU and enteric hyperoxaluria, have a toxic metabolite found in the GI tract.

Our Product Engine: Designing and Developing Synthetic Biotics

Synthetic Biotics have unique advantages as potentially safe, effective, orally administered biotherapeutics. Engineered microbes can be programmed to carry out functions that cannot be performed by conventional drug treatments, such as small molecules or antibodies. Unlike other targeted approaches such as gene therapy or RNA-targeted therapies, Synthetic Biotics are reversible, as they are engineered to be non-colonizing and are rapidly cleared via excretion. They have a reduced risk of systemic adverse event risks due to the lack of systemic absorption.

Leveraging Synthetic Biology and Metabolic Engineering of Non-Pathogenic Bacteria to Produce Synthetic Biotics

Bacteria have evolved over millions of years to adapt, survive, and actively metabolize to consume or produce metabolites in the human body. They are also amenable to genetic manipulation. To confer a therapeutic effect, we use basic biological properties of bacteria and the tools of synthetic biology to develop Synthetic Biotics from non-pathogenic microbes, focusing initially on a single strain of the bacteria E. coli Nissle.

Using Synthetic Biology to Generate Synthetic Biotics

Our scientists genetically engineer this non-pathogenic bacterium with “wiring” or biological circuits to direct cellular biological processes in a manner analogous to designing electrical circuits. We aim to precisely and appropriately control the amount, location and activity of our Synthetic Biotics to address specific diseases.

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

(1)

The Chassis: Our Synthetic Biotic platform starts with a well-characterized probiotic to serve as the chassis upon which we build our living medicines. Our initial programs use E. coli Nissle, which is one of many non-pathogenic probiotics isolated from the human microbiota. E. coli Nissle is non-colonizing and has been used as a probiotic bacterial supplement for many years to promote gut health. Clinical studies have demonstrated that E. coli Nissle is rapidly cleared from most individuals with no significant safety issues (Clin. Transl. Sci. (2017) 00, 1—8). We also observed similar rates of clearance from subjects in our recent Phase 1 clinical trial of SYNB1020 in healthy volunteers (Sci. Transl. Med. 2019: Vol. 11, Issue 475, eaau7975). We believe E. coli Nissle’ s widespread use as a probiotic is evidence of its utility as a safe background chassis to apply synthetic biology to confer a therapeutic benefit. There are a number of additional features of E. coli Nissle organism that makes it an attractive chassis for our platform:

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

•	E. coli Nissle is relatively easy to manufacture at large scale compared to other bacteria.

•	As a Gram-negative bacterium, with a protective outer wall, E.coli Nissle survives well in the human GI tract.

(2)

The Effector Module or Circuit: Synthetic Biotics have the advantage that they can be designed with multiple pathway components. We have engineered integration systems to direct stable insertion of multiple genetic circuits and pathways into optimal chromosomal locations, or “landing pads,” of E.coli Nissle. This enables efficient and stable expression of multiple genes encoding enzymes and other proteins. These activities may be further improved for therapeutic effect when combined or when under the control of tunable switches that determine when the mechanisms should be activated. Our approach allows us to engineer two types of mechanistic activities into our Synthetic Biotics: 1) we can engineer Synthetic Biotics capable of metabolic transformations that can substitute or compensate for missing or defective pathways in a patient, and 2) we can engineer Synthetic Biotics to produce therapeutically beneficial molecules.

The enzymatic pathways needed to produce or consume molecules are protected from the harsh GI environment by their location within the cell cytoplasm of E. coli Nissle, allowing them the potential to function throughout the GI tract. We have leveraged proprietary tools, know-how and intellectual property to build multiple Synthetic Biotics that produce therapeutically relevant effects in pre-clinical experiments. Progression of these product candidates in diseases with high unmet need is based on prioritizing those with feasible drug development paths in terms of availability of informative animal models and existence of biomarkers to guide efficient clinical development.

(3)

Tunable Switches: We also design and engineer proprietary switches to mediate the activity of the new pathways we introduce into our Synthetic Biotics, with the goal of controlling the engineered circuit or its therapeutic output. To optimize the fitness of a Synthetic Biotic, it is critical that the effector is activated only at the appropriate time and place. The switches are based on engineering DNA elements called “inducible promoters” that are designed to respond to disease states, specific environmental signals, or exogenously added inducing molecules. Our goal is to design and develop Synthetic Biotics programmed with switches to produce therapeutic effects at precisely the right time and location such as the anaerobic environment of the gut, or in the context of local inflammation or other pathogenic factors.

Advantages of Synthetic Biotic Biotherapeutics

We believe our Synthetic Biotics will provide safe and effective therapies given the following attributes:

1)	Synthetic Biotics Have Potential to Address Unmet Needs Not Possible with Other Modalities

Consuming Toxins: Unlike other therapeutic approaches, Synthetic Biotics can be programmed with a unique mechanistic activity. In our initial internal metabolic programs, we are engineering Synthetic Biotics with entire pathways designed to degrade or “consume” toxic metabolites. We believe using a consumption pathway is advantageous compared to gene, RNA or enzyme replacement therapies that are limited to targeting a single gene or protein defect and may require several unique drug products to address genetically heterogeneous patient populations. Compensating with an entire pathway delivered in bacteria Synthetic Biotics may provide a safe, therapeutic solution to broader disease populations as a single engineered therapeutic. For example, SYNB8802, is designed to consume oxalate and the experience and lessons learned from this program are being applied to additional preclinical programs.

Production of Therapeutic Molecules: Synthetic Biotics can also be programmed to produce beneficial molecules, such as the PAL enzyme in the case of our PKU drug candidates, SYNB1618 and SYNB1934.

Combinations of Mechanisms: By incorporating multiple effectors or enzymes into a single strain, Synthetic Biotics have the potential to more effectively address multifactorial disease biology. For example, Synthetic Biotics can be engineered with multiple enzymes which consume toxic metabolites more effectively than a single effector could otherwise provide.

2)	Synthetic Biotics Have Potential to Reduce Safety Risks by Providing Local Therapeutic Delivery

We believe that when delivered locally, Synthetic Biotics have the potential to avoid the risks often associated with systemic therapies, especially when combinations of systemic therapies are required. Our Synthetic Biotic drug candidates are orally administered, and act locally while transiting through the gut and, consequently, decrease toxic metabolite levels in the blood, thereby providing a systemic therapeutic benefit to the patient. Given the potential for chronic oral dosing, Synthetic Biotics may have benefits in terms of dose prediction and reversibility of activity.

3)	The Synthetic Biotic Approach is a Favorable Engine for Pharmacology

Features of our Synthetic Biotic product engine enable a highly efficient drug discovery and development process and have the potential to advance product candidates more rapidly and efficiently than is typically possible. We have demonstrated the ability to move a program from concept to clinical development within a year. Reasons for this include:

o

E. coli Nissle Used as Chassis Across Programs. Because our lead programs are based on E. coli Nissle, experience can be leveraged broadly across the portfolio, further optimizing the efficiency and reproducibility of discovery, development and manufacturing efforts. Next, the non-colonizing nature of E. coli Nissle can be combined with engineering approaches to optimize safety in terms of impact on the patient and the environment. E. coli Nissle can be engineered to require a specific exogenous nutrient supplement for growth, which limits the ability to replicate in the human body and environment. By controlling replication, we can control the number of cells being administered to a patient, which limits patient-to-patient variability. Also, dependence on an essential nutritional supplement not available in the environment reduces biocontainment risk. Moreover, the risk of a Synthetic Biotic to the environment is further limited given that it is disadvantaged in terms of fitness due to its modifications.

o

Predictive Pharmacology and Biomarkers. Synthetic Biotic programs are designed to achieve a target activity and support an iterative design-build-test cycle to improve performance for achieving this target. For example, Synthetic Biotic programs can be optimized by including multiple copies or regulated control of certain genes, by adding transporters for particular substrates or by optimizing enzymes for basic bacterial metabolism. These tools enable rational and iterative engineering cycles in the discovery phase.

o

Biomarkers as indicators of mechanistic and clinical activity may also be engineered into Synthetic Biotics from the beginning to drive optimization and decision-making. By assessing the activities of our Synthetic Biotic programs in in vitro and in vivo preclinical models, we can model activity in humans. As we progress through clinical studies, we expect our predictive pharmacology models will be further refined to inform dosing and development decisions for our additional programs.

o

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

o

Manufacturing efforts have demonstrated reproducibility, yield and stability during small, medium and Phase 1 clinical-scale campaigns where we have developed and executed processes to manufacture 3,000 to 5,000 doses of active drug. In December 2018, we entered into an agreement to lease current good manufacturing practices (cGMP) clean-room space from the Azzur Group, LLC. The agreement, along with subsequent amendments, has expanded our manufacturing capabilities to enable in-house manufacturing of liquid and solid formulations for late-stage clinical trials.

Collaboration Agreements

To accelerate the development and commercialization of Synthetic Biotics to patients, we have formed, and intend to seek, other opportunities to form strategic alliances with collaborators that can expand our pipeline of therapeutic development and product candidates. We also intend to seek additional opportunities to work with multiple academic, research and translational medicine organizations and entities to deepen our understanding and development of living medicines with the potential to treat disease and disorders.

Roche

In June 2021, we entered into a Pilot Collaboration and Option Agreement (the Roche Collaboration and Option Agreement) with F. Hoffmann-La Roche Ltd (Roche Basel) and Hoffmann-La Roche Inc. (Roche US, and together with Roche Basel, Roche). Under the terms of the Roche Collaboration and Option Agreement, we and Roche will seek to collaborate to research and pre-clinically develop Synthetic Biotic medicines for addressing an undisclosed novel target for the treatment of inflammatory bowel disease (the Product Candidate).

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

The Roche Collaboration and Option Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Roche may terminate the Roche Collaboration and Option Agreement without cause immediately upon written notice where certain success criteria have been met for parts of the study plan, or upon ninety (90) days’ prior written notice to us. Either party may terminate the Roche Collaboration and Option Agreement in the event of an uncured material breach of the other party.

We expect to perform the research and development under the Roche Collaboration and Option Agreement for approximately 12 to 18 months according to three phases of research as defined in the research plan. We are eligible to receive milestone payments from Roche upon the achievement of success criteria for respective milestones.

Ginkgo Bioworks, Inc.

In June 2019, we entered into an agreement with Ginkgo. The agreement provided an $80 million equity investment at a premium in Synlogic by Ginkgo and entry into a long-term strategic platform collaboration to expand and accelerate the development of Synlogic’s pipeline of Synthetic Biotics. We are using Ginkgo’s cell programming platform to build and test thousands of microbial strains to accelerate progression of early preclinical leads to drug candidates optimized for further clinical development.

As part of the agreement, Ginkgo purchased 6,340,771 shares of our common stock and accompanying Pre-Funded Warrants (the Pre-Funded Warrants) to purchase up to 2,548,117 shares of our common stock, at a combined price of $9.00 per share and Pre-Funded Warrant. Gross proceeds were approximately $80 million. Under the agreement, we made a prepayment to Ginkgo of $30 million for its foundry services that are being provided to us over an initial term of five years which can be extended. Upon the expiration of such initial term and, if applicable, such additional period, any portion of our prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. We have exclusive rights to any Synthetic Biotics that we develop as part of the collaboration and to intellectual property covering such products.

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

Potential Future Collaborations

We believe strategic alliances can be important drivers for accelerating our goal of developing Synthetic Biotics, and we will continue to seek collaborators who can help fund, develop and commercialize our novel therapeutic development and product candidates, particularly in large metabolic and immunological indications. As the potential application of our Synthetic Biotics platform is extremely broad, we also plan to continue to identify academic, research and translational medicine organizations and entities that can contribute expertise and resources to our programs, to allow us to expand our impact more rapidly to broader patient populations.

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

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies, which are directed to diseases and conditions associated with hyperphenylalaninemia, other rare metabolic diseases and metabolic disorders, autoimmune and other inflammatory disorders. As of March 10, 2022, we had 171 Synlogic-owned patents and patent applications in U.S. and foreign jurisdictions, of which 31 have been issued or allowed.

Synlogic Intellectual Property

Disease-related applications

The disease-related applications in our intellectual property portfolio relate to certain pathological conditions including, but not limited to, hyperammonemia, hyperphenylalaninemia, certain inherited metabolic diseases and conditions, metabolic disorders, diseases and conditions associated with an inflammatory state, diseases associated with gut inflammation, compromised gut mucosal barrier (leaky gut), and various autoimmune disorders and provide coverage for engineered bacteria having genetic circuitry designed to specifically address those conditions and the associated disease states. The intellectual property portfolio provides coverage for engineered bacterial strain compositions, related formulations, methods of making the bacterial strains, methods of measuring strain activity, and methods for treating diseases. Currently, intellectual property relating to this technology includes pending applications in U.S. and foreign jurisdictions, as well as several issued U.S. patents directed to composition of matter and pharmaceutical composition claims covering our clinical candidates. The patent term for our current patents and patent applications have expiration dates ranging from December 2035 to December 2042, depending on the indication and excluding any patent term adjustments or extensions.

Platform Technology Applications

In addition to the disease-related technology, our intellectual property portfolio also includes applications directed to platform technologies developed internally by us. Exemplary platform technologies include bacterial chassis-related and genetic circuitry-related technological developments, including, for example, improvements in inducible gene regulation, control of bacterial cell growth, including autoregulation thereof, and systems for importing metabolites, as well as production of therapeutic effectors. These platform technologies, and our intellectual property coverage thereof, are broadly applicable to our therapeutic Synthetic Biotics.

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

The patent positions of companies like us are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of synthetic biology has emerged in the United States. The patent situation outside of the United States is even more uncertain. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us the future will be commercially useful in protecting our products and the methods used to manufacture those products. For additional risks, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

Trademarks

Our registered trademark portfolio currently contains 23 registered trademarks, 7 published, and 14 pending applications.

Other

Generally, we seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including employees, contractors, consultants, collaborators, and advisors. In some circumstances, we may rely on trade secrets to protect our technology. We seek to preserve the integrity and confidentiality of our proprietary technology, trade secrets and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that company employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section entitled “Risk Factors—Risks Related to Intellectual Property.”

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act (FDCA) and in the case of biologics, also under the Public Health Service Act (PHSA) and implementing regulations. Our product candidates will be regulated by the FDA as biologics. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•	completion of required preclinical laboratory tests, animal studies and formulation studies performed in accordance with Good Laboratory Practice (GLP) and other applicable regulations;

•	submission to the FDA of an investigational new drug application (IND) which must become effective before shipment of investigational product for human clinical trials may begin;

•	approval by an independent institutional review board (IRB) or ethics committee at each clinical trial site before each clinical trial may be initiated;

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

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biologic is produced to assess compliance with current Good Manufacturing Practice (cGMP) regulations to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. In June 2016, the FDA issued an updated guidance for the industry entitled “Early Clinical Trials with Live Biotherapeutic Products: Chemistry, Manufacturing and Control Information,” which included recommendations from the FDA regarding the chemistry, manufacturing and control information that should be included in an IND for early clinical trials with live biotherapeutic products. This guidance reflects the FDA’s thinking on the topic at the time the guidance was issued and although it is not binding on the FDA or a sponsor, it provided us with additional information about what should be included in INDs for our Synthetic Biotic product candidates. The sponsor will also include in the IND a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if a first phase study lends itself to an efficacy evaluation. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after an IND for an investigational product candidate is submitted to the FDA and human clinical trials have been initiated. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted.

All clinical trials must be conducted under the supervision of one or more qualified investigators, and in accordance with GCP requirements. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. An IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB rules and regulations. Study subjects must sign the IRB-approved informed consent form in order to participate in the clinical trial.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is usually conducted in patients.

•

Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance and optimal dosage.

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

The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, cGMP or IRB requirements or if the product candidate has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. Phase 1, Phase 2, and Phase 3 clinical testing may not be completed successfully within any specified period, if at all.

During the development of a new biologic, sponsors have the opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results with the FDA and to present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the investigational biologic. If this type of discussion occurs, a sponsor may be able to request a Special Protocol Assessment (SPA), the purpose of which is to reach agreement with the FDA on the design of the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

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

While the IND is active and before approval, progress reports must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse reactions, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. The annual report is customarily submitted in the form of a Development Safety Update Report (DSUR) which is accepted as being equivalent to an IND Annual Report and also meets requirements of the EU (European Union) and International Conference on Harmonization (ICH).

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of most clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available atClinicalTrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to submit the results of their clinical trials after completion, but disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA recently began enforcing those requirements against non-compliant clinical trial sponsors.

U.S. Review and Approval Processes

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, along with detailed information relating to the product’s chemistry, manufacturing, and controls, stability, quality control and product release procedures, proposed labeling, and other relevant information are submitted to the FDA as part of a BLA, requesting approval to market the product for one or more indications. The submission of a BLA is subject to the payment of a significant user fee (for example, for FY2022 this application fee exceeds $3.1 million); although a waiver of such fee may be obtained under certain limited circumstances, including where the biologic has been designated as an orphan drug. The sponsor of an approved BLA is also subject to an annual program fee, currently more than $360,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

The FDA reviews all BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a BLA for filing. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification and a sponsor’s process to respond to such inquiries. Specifically, the review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving a BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. These pre-approval inspections may cover all facilities associated with the BLA submission, including component manufacturing, finished product manufacturing, and control testing laboratories. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may, for example, determine the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the BLA.

The FDA may refer any BLA including applications for novel biologic candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval.

The approval process is lengthy and often difficult, and the FDA may refuse to approve a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter (CRL). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, such as an additional pivotal Phase 3 trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. The FDA reviews a BLA to determine, among other things, whether the product is safe, pure, potent and effective and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued identity, strength, quality, potency and purity.

If a product receives regulatory approval, the approval is limited to the conditions of use (e.g., patient population, indication) described in the BLA, which could restrict the commercial value of the product. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require a sponsor to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after BLA approval and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

Under the Pediatric Research Equity Act (PREA), as amended, an initial BLA or certain supplements to a BLA for a novel product must contain data to assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirement. Unless otherwise required by regulation, PREA does not typically apply to any therapeutic product for an indication for which orphan designation has been granted. The Food and Drug Administration Safety and Innovation Act (FDASIA), enacted in 2012, made permanent the PREA requirement that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (PSP), within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 clinical trial. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including trial objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from pre-clinical studies, early phase clinical trials or other clinical development programs.

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

Biologics Price Competition and Innovation Act of 2009

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, ACA), which included the Biologics Price Competition and Innovation Act (BPCIA), amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically-inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

Under the BPCIA, a manufacturer may submit an abbreviated application for licensure of a biologic that is biosimilar to or interchangeable with an FDA-licensed reference biological product. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively than if a “full” BLA were submitted, by relying to some extent on the FDA’s previous review and approval of the reference biologic to which the proposed product is similar.

Under the abbreviated approval pathway, the biosimilar applicant must demonstrate that the product is biosimilar based on data from (1) analytical studies showing that the biosimilar product is highly similar to the reference product; (2) animal studies (including toxicity); and (3) one or more clinical trials to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

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

The BPCIA is complex and is still being interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use will be disclosed publicly by the FDA; the posting will also indicate whether a drug is no longer designated as an orphan drug. More than one product candidate may receive an orphan drug designation for the same indication. The benefits of orphan drug designation include research and development tax credits and exemption from FDA prescription drug user fees. Orphan drug designation, however, does not convey any advantage in or shorten the duration of the regulatory review and approval process.

Generally, if a product that receives orphan designation receives the first FDA approval for the orphan indication, the product is entitled to orphan drug exclusivity, which means that for seven years, the FDA is prohibited from approving any other applications to market the same drug or biological product for the same indication, except in limited circumstances described further below. Orphan exclusivity does not block the approval of a different drug or biologic for the same rare disease or condition, nor does it block the approval of the same drug or biologic for different conditions. As a result, even if one of our product candidates receive orphan exclusivity, the FDA can still approve different drugs or biologics for use in treating the same indication or disease, which could create a more competitive market for us. Additionally, if a drug or biologic designated as an orphan product receives marketing approval for an indication broader than what was designated, it may not be entitled to orphan drug exclusivity.

Orphan exclusivity will not bar approval of another product with the same drug or biologic for the same condition under certain circumstances, including if a subsequent product with the same drug or biologic for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or a major contribution to patient care, or if the company with orphan drug exclusivity cannot assure the availability of sufficient quantities of the drug or biologic to meet the needs of persons with the disease or condition for which the drug or biologic was designated. Thus, orphan drug exclusivity could also block the approval of one of our products for seven years if a competitor obtains approval of the same drug, as defined by the FDA, and we are not able to show the clinical superiority of our drug or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease.

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

In April 2018, the FDA granted Fast Track designation for the use of SYNB1618 for the treatment of PKU.

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

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and finished product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic prescheduled or unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including voluntary recall and regulatory sanctions as described below.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten‑year period that is expected to culminate in November 2023.

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

The new Clinical Trials Regulation, (EU) No 536/2014, which took effect on January 31, 2022, aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU clinical trial portal and database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting member state, whose assessment report is submitted for review by the sponsor and all other competent authorities of all European Union member states in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

As in the United States, similar requirements for posting clinical trial information are described in the European Union (EudraCT) website: https://eudract.ema.europa.eu.

To obtain a marketing authorization of a drug in the European Union, we may submit marketing authorization applications, or MAA, either under the so-called centralized or national authorization procedures.

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

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

Conditional approval

In specific circumstances, EU legislation (Article 14(7) Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

PRIME designation

The EMA grants access to the Priority Medicines, or PRIME, program to investigational medicines for which it determines there to be preliminary data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

United Kingdom Regulation

From January 1, 2021, European Union law no longer directly applies in the United Kingdom. The United Kingdom has adopted existing European Union medicines regulation as standalone United Kingdom legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions.

In order to market medicines in the United Kingdom, manufacturers must hold a United Kingdom authorization. On January 1, 2021, all European Union marketing authorizations were converted to United Kingdom marketing authorizations subject to a manufacturer opt-out. For a transitional period, Great Britain will adopt decisions taken by the European Commission on the approval of new marketing authorizations in the community marketing authorization procedure. Such applications must include all information provided to the EMA during the relevant licensing procedure including the final CHMP opinion. The MHRA’s guidance states that the United Kingdom will have the power to take into account marketing authorizations made under the European Union decentralized and mutual recognition procedures. In addition, the MHRA’s guidance has been updated to refer to new national licensing procedures including new routes of evaluation for novel and biotechnological products.

United Kingdom medicines legislation is subject to future regulatory change under the Medicines and Medical Devices Act 2021. This act sets out a new framework for the adoption of medicines regulation.

Different rules will apply in Northern Ireland following implementation of the Northern Ireland Protocol. In Northern Ireland, European Union central marketing applications will continue to apply.

The Trade and Cooperation Agreement contains an Annex in relation to medicinal products with the objective of facilitating availability of medicines, promotion of public health and consumer protection in respect of medicinal products between the United Kingdom and the European Union. The Annex provides for mutual recognition of Good Manufacturing Practice (GMP) inspections and certificates, meaning that manufacturing facilities do not need to undergo duplicate inspections for the two markets. The Annex establishes a Working Group on Medicinal Products to deal with matters under the Trade and Cooperation Agreement, facilitate co-operation and for the carrying out of technical discussions. It is expected that further bilateral discussions will continue with respect to regulatory areas not the subject of the Trade and Cooperation Agreement, including pharmacovigilance. The Trade and Cooperation Agreement also does not include reciprocal arrangements for the recognition of batch testing certification. However, the United Kingdom has listed approved countries, including the EEA which will enable United Kingdom importers and wholesales to recognize certain certification and regulatory standards. The European Commission has not adopted such recognition procedures.

It is expected that the establishment of a separate United Kingdom authorization system, albeit with transitional recognition procedures in the United Kingdom, will lead to additional regulatory costs. In addition, additional regulatory costs will be incurred with respect to the lack of mutual recognition of batch testing and related regulatory measures.

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

Coverage, Pricing and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party coverage and reimbursement. Third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors often rely on Medicare coverage policy and payment limitations in setting their own reimbursement rates but also have their own methods to individually establish coverage and reimbursement policies. As a result, obtaining coverage and adequate reimbursement can be a time-consuming and costly process. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of our products. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development. Our product candidates may not be considered cost effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Medicare is a federal healthcare program administered by the federal government that covers individuals aged 65 and over as well as individuals with certain disabilities. Drugs may be covered under one or more sections of Medicare depending on the nature of the drug and the conditions associated with and site of administration. For example, under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which provide coverage for outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Parts A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on our profitability placing the medicinal product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union and other countries do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Other U.S. Health Care Laws and Regulations

If our product candidates are approved in the United States, we will have to comply with various U.S. federal and state laws, rules and regulations pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws, rules and regulations. Violations of the fraud and abuse laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, including Medicare and Medicaid. These laws include:

•

the federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute;

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•

the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services (HHS) information related to payments and other transfers of value to physicians and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives, and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by nongovernmental third-party payors, including private insurers.

In November 2020, HHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law (Stark Law) and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.

Finally, the majority of states also have statutes or regulations similar to the aforementioned federal laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines, or the relevant compliance guidance promulgated by the federal government, in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures to the extent that those laws impose requirements that are more stringent than the Physician Payments Sunshine Act. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.

Health Care Reform in the US and Potential Changes to Health Care Laws

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, the primary trend in the US health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the US Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Members of the U.S. Congress have expressed intent to pass legislation or adopt executive orders to fundamentally change or repeal parts of the ACA, and since its enactment, there have been judicial and Congressional challenges to the law, and as a result certain sections have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation. Congress subsequently extended the sequester suspension period to June 30, 2022, with a 1% sequester in effect from April 1, 2022 to June 30, 2022.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably, on December 20, 2019, President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the CREATES Act). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new product candidates that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its product candidates available to eligible patients as a result of the Right to Try Act. However, in 2020 the FDA published a notice of proposed rulemaking that would require manufacturers who do so to make annual reports of those programs to FDA, and the agency plans to publish the final rule in March 2022.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (PBMs) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Manufacturing

We have made and continue to make significant investments in our manufacturing organization, including process development and cGMP production infrastructure to establish manufacturing processes designed to support production of clinical trial material. The manufacturing processes are designed to enable us to reproducibly manufacture high quality living medicines at clinical scale and, later, at commercial scale to enable approval of our product candidates. We have built a fully integrated development and manufacturing organization with an internal process development group, quality group and manufacturing capabilities with the lease of cGMP cleanroom space in Waltham, Massachusetts. This facility enables us to produce clinical trial material for early to mid-stage studies of our clinical pipeline. We continue to build the organization to support scale-up and development towards commercialization. We currently expect to continue to work with contract manufacturing organizations (CMOs) for production of late-stage clinical trial material.

Clinical trial material for our Phase 1 study of SYNB1618 for PKU were manufactured by a CMO. These first clinical trials used a frozen liquid and solid formulation as the drug presentation. Since then, we have made additional investment in our formulation development that optimizes our production of solid dose formulations for our clinical programs. The powder for oral suspension formulation capability allows us to produce a more user-friendly presentation for later stage clinical development and future commercial use. We are continuing to invest and investigate the utility of additional presentations for solid formulations of our Synthetic Biotics including capsules.

To enable the production of high levels of cells, or biomass, we can engineer our Synthetic Biotics with switches. These switches are comprised of transcription factor and promoter pairs that allow for controlled expression of the therapeutic effectors produced by our Synthetic Biotics. To ensure the metabolic capacity of the cells is allotted to the production of a high level of biomass during manufacturing, the effector circuits in the Synthetic Biotic programs are not expressed during this growth phase. At the end of the manufacturing process, the circuits are then induced, or activated. This two-step approach was designed to enable a high level of biomass production as well as to deliver the required activity necessary at the time of administration. We continue to devote resources to process development and the generation of improved products.

As we progress in clinical development, we will need to increase our production scale to support late stage clinical trials and commercial manufacturing. We are in the process of assessing CMOs who meet our criteria to supply our late-stage clinical development and commercial supply. We will compare the merits of working with one or more CMOs who meet our criteria with the possibility of building cGMP manufacturing capacity and capabilities internally.

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

Competitors include other synthetic biology companies developing other synthetic biology methods, cellular and microbiome-based companies, DNA and RNA-based companies, as well as companies developing small molecules or other biologics. In the case of indications that we are targeting with our own Synthetic Biotics, competitors include, but are not limited to:

PKU

•	BioMarin, Inc. has two approved products and a development-stage investigational therapy;

•	PTC Therapeutics, Inc., Nestle Health Sciences S.A. (Codexis, Inc.), and Homology Medicines, Inc. have products in clinical trials; and

•	Agios Pharmaceuticals, Inc., Generation Bio Co., American Gene Technologies International Inc., SOM Biotech SL, Jnana Therapeutics and others are developing product candidates.

Enteric hyperoxaluria

•	Allena Pharmaceuticals, Inc., Novome Biotechnologies, Inc. and Oxidien Pharmaceuticals, LLC have drug candidates in clinical trials; and

•	Federation Bio, Inc. and others are developing product candidates.

Our Team: Executives, Founders and Scientific Advisors

Our team of executives has proven track records of successfully translating scientific visions into successful commercial therapeutic products, solving complex issues in developing novel therapeutics and progressing new and novel products through regulatory approval. Our scientific founders, Timothy Lu, M.D., Ph.D., and James Collins, Ph.D., are experts in the emerging field of synthetic biology. In addition to our management team and founders, we have established advisory relationships with researchers and clinicians dedicated to the development of Synthetic Biotic therapeutic products for patients with significant unmet medical needs and whose expertise spans synthetic biology, metabolic engineering, metabolism, and immuno-modulation arenas. Our scientific advisors include Dr. Lu and Dr. Collins; Paul Miller, Ph.D., Christopher Voigt, Ph.D., Cammie Lesser, M.D., Ph.D. and Kristala Prather, Ph.D., experts in synthetic biology and bacterial metabolism. We expect to expand our advisory boards as we grow. All of our founders and advisors are equity holders in us and receive compensation as scientific advisors. Although they are regularly available for scientific consultation, our arrangements with these individuals do not entitle us to any of their existing or future intellectual property derived from their independent research or research with other third parties.

Human Capital

As of March 10, 2022, we had 84 full-time employees. Of our full-time employees, 69 were primarily engaged in research and development activities. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Talent Acquisition and Retention

We recognize that our employees are essential to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. We use internal and external resources to recruit highly skilled candidates for open positions. We believe that we are able to attract and retain the talent that is required to meet our business goals.

Total Rewards

Our total rewards philosophy has been to invest in our workforce by offering a competitive compensation and benefits package. We provide employees with compensation packages that include base salary, annual incentive bonuses and long-term equity incentive awards. We also offer comprehensive employee benefits, such as life, disability and health insurance, health savings and flexible spending accounts, paid time off, a 401(k) plan with market-competitive company matching contributions, and an Employee Stock Purchase Plan. It is our express intent to be an employer of choice in our industry by providing a market-competitive compensation and benefits package.

Health, Safety and Wellness

We have always invested, and will continue to invest, in the health, safety, and wellness of our employees. We provide our employees with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being.

Our investments and the prioritization of employee health, safety, and wellness have taken on particular significance in light of the COVID-19 pandemic. To protect and support our team members, we have implemented health and safety measures that include maximizing personal workspaces, altering work schedules, mandating vaccines, and providing asymptomatic COVID-19 testing regularly for employees who work on site. To aid in containing the spread of COVID-19, we have implemented remote-work options and have limited employee travel. We continue to monitor this evolving situation and will continue to seek programs to educate and assist employees whenever possible.

Diversity, Equity, and Inclusion

We believe a diverse workforce is critical to our success. Our mission is to value differences in races, ethnicities, religions, nationalities, genders, ages and sexual orientations, as well as education, skill sets and experience. We are focused on inclusive hiring practices, fair and equitable treatment, organizational flexibility and training and resources.

Training and Development

We believe in encouraging employees to be lifelong learners by providing ongoing learning and leadership training opportunities. While we strive to provide real-time recognition of employee performance, we have a formal annual review process not only to determine pay and equity adjustments tied to individual contributions, but to identify areas where employees may benefit from additional training and development opportunities.

Corporate Information and History

We were originally incorporated in the State of Delaware in December 2007 under the name “Mirna Therapeutics, Inc.” We carry on our business directly and through our subsidiaries.

Our subsidiary, Synlogic Operating Company, Inc. was incorporated in Delaware as TMC Therapeutics, Inc. on March 14, 2014. On July 15, 2014, TMC Therapeutics, Inc. changed its name to Synlogic, Inc. (Private Synlogic when referred to prior to the Merger (as defined below)). On July 2, 2015, the common and preferred shareholders of Private Synlogic executed the Synlogic, LLC Contribution Agreement, pursuant to which such common and preferred shareholders contributed such shareholders’ equity interests in Private Synlogic in exchange for common and preferred units in a newly formed parent company named Synlogic, LLC (the 2015 Reorganization). In addition, IBDCo was formed as a subsidiary of Synlogic, LLC, as part of the 2015 Reorganization, and we entered into a license, option and merger agreement with AbbVie for the development of treatments for IBD. On December 22, 2021, IBDCo was merged with and into Synlogic Operating Company, Inc. and IBDCo ceased to exist as a separate entity.

In May 2017, Private Synlogic completed a reorganization (2017 Reorganization) pursuant to which Synlogic, LLC merged with and into Private Synlogic, with Private Synlogic continuing as the surviving corporation. Pursuant to the 2017 Reorganization, the common units and preferred units of Synlogic, LLC, together consisting of Class A preferred units, contingently redeemable Class A preferred units and Class B preferred units, were exchanged for common stock and preferred stock of Private Synlogic, respectively. Additionally, Private Synlogic issued equity awards under the Synlogic 2017 Stock Incentive Plan (2017 Plan) to replace the canceled incentive units pursuant to the termination of the Synlogic, LLC 2015 Equity Incentive Plan (2015 LLC Plan).

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed its business combination with Private Synlogic pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. (Merger Sub), and Private Synlogic (the Merger Agreement), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the “Merger”). On August 25, 2017, in connection with, and prior to the completion of the Merger, Mirna effected a reverse stock split of its common stock (the Reverse Stock Split), and on August 28, 2017, immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX).

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

•	Our stock price is volatile, and our stockholders may not be able to resell shares of our common stock at or above the price they paid.
•	Our short operating history may make it difficult for stockholders to evaluate the success of our business to date and to assess our future viability.
•	Clinical trials are costly, time consuming and inherently risky, and we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
•	The approach we are taking to discover and develop novel therapeutics using synthetic biology to create novel medicines is unproven and may never lead to marketable products.
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

•

We may face potential product liability claims, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, such liability could adversely affect our financial condition.

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

•	We rely on third-party supply and manufacturing partners for drug supplies for our late-stage clinical activities and may do the same for any commercial supplies of our product candidates.
•	We may attempt to form collaborations in the future with respect to our product candidates, but we may not be able to do so, which may cause us to alter our development and commercialization plans.
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

•	We face substantial competition, and our competitors may discover, develop or commercialize products faster or more successfully than us.
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

•

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders and could make it more difficult for you to change management.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotic medicines and we have incurred significant operating losses since our inception. Our net loss was approximately $60.6 million and $59.2 million for the fiscal years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $290.9 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We have used substantial funds to discover and develop our programs and proprietary drug development platform in synthetic biology and will require substantial additional funds to conduct further research and development, including preclinical studies and clinical trials of our product candidates, seek regulatory approvals for our product candidates and manufacture and market any products that are approved for commercial sale. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and corporate activities. Because we cannot be certain of the length of time or activities associated with successful development and commercialization of our product candidates, we are unable to estimate the actual funds we will require to develop and commercialize them.

We do not expect to realize any appreciable revenue from product sales or royalties in the foreseeable future, if at all. Our revenue sources will remain very limited unless and until our product candidates complete clinical development and are approved for commercialization and successfully marketed or we enter into third-party arrangements with collaborators. To date, we have primarily financed our operations through sales of our securities, our third-party collaborations and the Merger. We intend to seek additional funding in the future through collaborations, equity or debt financings, credit or loan facilities or a combination of one or more of these financing sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities received any distribution of corporate assets.

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

Our financial condition and operating results may fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as factors described elsewhere in this Annual Report on Form 10-K and others:

•	our ability to achieve or maintain profitability;
•	our ability to develop and maintain Synthetic Biotic technologies;
•	our ability to manage our growth;
•	the outcomes of research programs, clinical trials, or other product development and approval processes;
•	our ability to accurately report our financial results in a timely manner;
•	our dependence on, and the need to attract and retain, key management and other personnel;
•	our ability to obtain, protect and enforce our intellectual property rights;
•	our ability to prevent the theft or misappropriation of our intellectual property, know-how or technologies;
•	our ability to achieve milestones with our collaborators, such as Roche;
•	potential advantages that our competitors and potential competitors may have in securing funding or developing competing technologies or products; and
•	our ability to obtain additional capital that may be necessary to expand our business.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

Our stock price is volatile, and our stockholders may not be able to resell shares of our common stock at or above the price they paid.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as reports by industry analysts, investor perceptions or negative announcements by other companies involving similar technologies or diseases. These factors also include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	announcements relating to collaborations that we may enter into with respect to the development or commercialization of our product candidates;
•	announcements relating to the receipt, modification or termination of government contracts or grants;
•	termination or delay of a development program;
•	product liability claims related to our clinical trials or product candidates;
•	prevailing economic conditions;
•	perspectives on synthetic biology and genetic engineering;
•	additions or departures of key personnel;
•	business disruptions caused by earthquakes or other natural disasters;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	sales of our common stock by the company, our executive officers and directors or our stockholders in the future;
•	future sales or issuances of equity or debt securities by us;

•	lack of an active, liquid and orderly market in our common stock;
•	fluctuations in our quarterly operating results; and
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

The scientific discoveries that form the basis for our efforts to generate and develop our product candidates are relatively recent. The scientific evidence to support the feasibility of developing drugs based on our approach is both preliminary and limited. Synthetic Biotic medicines represent a novel therapeutic modality and their successful development by us may require additional studies and efforts to optimize their therapeutic potential. Any product candidates that we develop may not demonstrate in patients the therapeutic properties ascribed to them in laboratory and other preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways. We have also not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in a pivotal clinical trial. If we are not able to successfully develop and commercialize product candidates based upon this technological approach, we may never become profitable, and the value of our capital stock may decline.

Our Synthetic Biotic product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

We have concentrated our research and development efforts to date on a limited number of product candidates based on our Synthetic Biotic therapeutic platform, including demonstrating proof of concept of our lead program in in phenylketonuria (PKU), proof of mechanism for enteric hyperoxaluria, and the initiation of IND-enabling for a potential treatment for homocystinuria (HCU). Our future success depends on our successful development of viable product candidates. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved.

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

•	we may be required to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety of the product;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

Even though we have obtained orphan drug designation for one of our product candidates and intend to seek orphan drug designation for other product candidates, there is no assurance that we will be the first to obtain marketing approval for any particular rare indication. Further, even though we have obtained orphan drug designation for certain of our product candidates, or even if we obtain orphan drug designation for other potential product candidates, such designation may not effectively protect us from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved, the FDA can subsequently approve a competing drug for the same condition for several reasons, including, if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results.

The results from preclinical studies or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent subjects or in later stage clinical trials of that product candidate or any other product candidate. Flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and we may be unable to design and execute clinical trials to support regulatory approval of our product candidates. In addition, preclinical study and clinical trial data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory authority approval. Product candidates that seemingly perform satisfactorily in preclinical studies and clinical trials may nonetheless fail to obtain regulatory approval. There is a high failure rate for drugs proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Any such setbacks in our clinical development could negatively affect our business and operating results.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our costs might be higher than expected and our receipt of necessary regulatory approvals could be delayed or prevented.

Clinical trials of a new product candidate require the enrollment of a sufficient number of healthy volunteers or patients suffering from the disease or condition the product candidate is intended to treat and who meet other eligibility criteria. The timing of our clinical trials depends on our ability to recruit eligible subjects to participate as well as the completion of required follow-up evaluations. Patients and healthy volunteers may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons including due to concerns posed by the COVID-19 pandemic. Rates of patient enrollment are affected by many factors, including the size of the potential patient population, the age and condition of the patients, the stage and severity of disease or condition, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease or condition, the perceived risks, benefits and convenience of administration of the product candidate being studied, the patient referral practices of physicians, our efforts to facilitate timely enrollment in clinical trials, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials or are likely to benefit from any product candidate that we may develop, which will require those potential patients to undergo a screening assay for the presence or absence of a particular genetic sequence or clinical trait. Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate there are approximately 16,500 patients that may be diagnosed with PKU in the United States. If we, or any third parties that we engage to assist us, are unable to successfully identify patients with these diseases, or experience delays in doing so, then we may not realize the full commercial potential of any product candidate we develop.

We may face potential product liability claims, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harms patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, such liability could adversely affect our financial condition.

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

The coronavirus outbreak has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. For example, in 2021, we experienced delays with the FDA that we believe were related to COVID-19. In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. For example, in 2021, the ability of site IRBs to meet and review protocol amendments were delayed due to COVID-19. Sites were also unable at times to schedule in-person screening visits with potential patients during certain times in 2021. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 has adversely impacted our clinical trial operations.

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

COVID-19 may also affect employees of third-party contract research organizations and contract manufacturing organizations located in affected geographies that we rely upon to carry out our clinical trials. For example, there were delays in laboratory analyses of patient samples due to pandemic related staffing issues at our contract research organizations. In addition, we have taken precautionary measures, and may take additional measures, intended to help minimize the risk of the virus to our employees, including mandating vaccines and mask use, temporarily requiring all non-essential employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain marketing approval for a novel therapeutic product from the FDA and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, laws or regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for commercialization, of any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain that approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	The FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•

we may be unable to demonstrate to the satisfaction of the FDA or other comparable foreign regulatory authorities that our product candidates are safe, pure and potent or effective for their proposed indications;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or other comparable foreign regulatory authorities in order to support approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA, to the FDA or other equivalent marketing authorization application submissions to obtain regulatory approval in the United States or elsewhere;

•

upon review of our clinical trial sites and data, the FDA or comparable foreign regulatory authorities may find our record keeping or the record keeping of our clinical trial sites or investigators to be inadequate;

•

the FDA or other comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•

the approval policies or regulations of the FDA or other comparable foreign regulatory authorities or the laws they enforce may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, financial condition and results of operations. The FDA and other comparable foreign regulatory authorities have substantial discretion in the approval process and determining when or whether to grant regulatory approval will be obtained for any of our product candidates, and whether to impose any conditions on such marketing approvals as described below. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA or other comparable foreign regulatory authorities.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, if any, they may grant approval contingent on the performance of costly post-marketing clinical trials, or they may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate or with restrictive risk mitigation measures or warning language or contraindications that make the approved product more difficult or costly to commercialize. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to grant such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify and are designated as breakthrough therapies, the FDA may later decide that the drugs or biological products no longer meet the conditions for designation and the designation may be rescinded.

We have received Fast Track designation for one of our product candidates and may seek such designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for FDA Fast Track designation. We were awarded Fast Track designation for SYNB1618 in April 2018. Fast Track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Even if we obtain regulatory approval for a product candidate, we will remain subject to ongoing regulatory requirements.

If any of our product candidates are approved for marketing, we will be subject to ongoing regulatory requirements, including with respect to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-

marketing clinical trials, and submission of safety, efficacy and other post-approval information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to continuously comply with FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices (cGMP) regulations and corresponding foreign regulatory manufacturing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or marketing authorization application.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, the regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue untitled or warning letters;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory approval or revoke a license;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•	require a product recall.

Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and operating results would be adversely affected.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not mean that we will be successful in obtaining marketing approval of our current and future therapeutic product candidates in other jurisdictions.

Obtaining and maintaining marketing approval of our current and future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable foreign regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our future products will also be subject to approval.

We may submit marketing applications in other countries in addition to the United States. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and biologics that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and biologics, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased from 50% pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs and biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs or biologics to be covered under Medicare Part D.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result, certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, re-examining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through June 30, 2022 (a 1% sequester will apply from April 1, 2022 through June 30, 2022) due to the COVID-19 pandemic, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020, incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to HHS beginning on January 1, 2022, subject to enforcement via civil money penalties.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (WAC), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

•

the federal physician payments sunshine requirements under the ACA require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the HHS information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the ACA provides that the U.S. government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. These laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area (EEA), and Switzerland to the United States, the decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the European Union to entities in the United States. In February 2016, the European Commission announced an agreement with the Department of Commerce, or DOC, to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” However, in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission subsequently issued new SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board, and which are in turn relatively more onerous.

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

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information, or PHI, by health plans, certain healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their ‘‘business associates,’’ which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we may receive identifiable information from these entities. Failure to receive this information properly could subject us to HIPAA’s criminal penalties, which may include fines up to $50,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In addition, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition, California enacted the California Consumer Privacy Act (the CCPA), which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the CPRA) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the CPRA may increase our compliance costs and potential liability. Similar laws have been adopted in other states (for example Nevada, Virginia and Colorado) or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

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

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. If any of the above events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of preclinical or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed.

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

In addition, our product candidates may require specific formulations to work effectively and efficiently, and these rights may be held by other third parties. We may be unable to develop, acquire or in-license compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of other companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These companies could have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own, or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

We, independently or together with our licensors or collaborators, have filed several patent applications covering various aspects of our product candidates. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

Competitors may infringe our patents or the patents of our licensors. To cease such infringement or unauthorized use, we or one of our licensing partners may be required to file patent infringement claims against a third-party to enforce one of our patents which can be expensive, time-consuming and unpredictable. In addition, in an infringement proceeding or a declaratory judgment action against us, a court may decide that one or more of our patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

We have filed for trademark registration of certain marks relating to our current branding. If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Risks Related to Our Reliance on Third Parties

We rely, and expect to continue to rely, on third parties to conduct some aspects of our product formulation, research, preclinical, and clinical studies, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such formulation, research or testing.

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our preclinical studies and clinical trials, as well as certain product candidate discovery and development activities, in accordance with applicable regulatory requirements and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with good laboratory practices (GLP), as applicable, and good clinical practice (GCP) requirements, which are regulations and guidelines enforced by the FDA, the EMA and other comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GLP and GCP through periodic inspections of laboratories conducting GLP studies, and clinical trial sponsors, principal investigators, CROs, and trial sites when auditing for GCP compliance. If we, our investigators or any of our CROs or contracted laboratories fail to comply with applicable GLP and GCP, as applicable, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or other comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications for our therapeutic product candidates. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials comply with applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product produced in compliance with applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat preclinical studies or clinical trials, which would delay the regulatory approval process.

Further, these laboratories, investigators and CROs are not our employees, and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent laboratories, investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. If any of our relationships with these third-party laboratories, CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative laboratories, CROs or investigators or to do so in a timely manner or on commercially reasonable terms. If laboratories, CROs or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements or for other reasons, our preclinical studies or clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional laboratories or CROs (or investigators) involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new laboratory or CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our contracted laboratories and CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and results of operations.

In addition, clinical investigators may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the preclinical study or clinical trial, the integrity of the data generated at the applicable preclinical study or clinical trial site may be questioned and the utility of the preclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA. Any such delay or rejection could prevent us from commercializing our clinical-stage product candidate or any future therapeutic product candidates it may develop.

We rely on third-party supply and manufacturing partners for drug supplies for our late-stage clinical activities and may do the same for any commercial supplies of our product candidates.

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

We have agreements with Azzur Cleanrooms-On-Demand to lease clean-room space at their facility for manufacturing and formulation of cGMP material for our clinical trials and we have agreed to pay Azzur to renovate and upgrade the cleanroom space for expanded use. If Azzur were to not adhere to our agreement or suffer a material adverse event that affected their delivery of services to us, our ability to conduct clinical operations would be impacted.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP regulations. Any of our suppliers or manufacturers could fail to comply with such requirements or to perform our obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials could become limited or interrupted for other reasons. Under these circumstances, we may choose or be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, manufacture in collaboration with a third-party at their facilities, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and may be required to conduct bridging studies or repeat clinical trials to assure comparable safety, purity and potency. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement. With respect to our collaboration agreements, we typically indemnify our collaborators from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third-party. With respect to consulting agreements, we indemnify consultants from claims arising from the good faith performance of their services.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., Nestlé Health Science S.A. (Codexis, Inc.), Homology Medicines, Inc., American Gene Technologies International Inc., Generation Bio Co., Agios Pharmaceuticals, Inc., SOM Biotech SL, Jnana Therapeutics and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Allena Pharmaceuticals, Inc, Novome Biotechnologies, Inc., Federation Bio, Inc., Oxidien Pharmaceuticals L.L.C. and others are developing product candidates for enteric hyperoxaluria. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition, we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within the HHS, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as ours and what reimbursement codes our product candidates may receive if approved. No uniform policy for coverage and reimbursement for drug products exist among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic/biosimilar drug or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidate and other therapies as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidate over other available and comparable products, pricing of existing drugs may limit the amount we will be able to charge for its product candidate. These payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed products at levels that are too low to enable it to realize an appropriate return on our investment in product development. If coverage and reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on products that we may develop.

For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. For example, under these circumstances, physicians may limit how much or under what circumstances they will prescribe or administer our products and patients may deliver to purchase such products. This, in turn, could affect our ability to commercialize our products successfully and impact our profitability, results of operations, financial condition, and future success.

Outside the United States, international operations are generally subject to extensive governmental price controls and other price-restrictive regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of products. In many countries, the prices of products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products, if any. Accordingly, in markets outside the United States, the potential revenue from the sale of our products may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs has, and is expected to continue to increase in the future. As a result, profitability of our products, if any, may be more difficult to achieve even if they receive regulatory approval.

Risks Related to Our Business Operations and Employees

Our failure to attract and retain senior management and key scientific personnel may prevent us from successfully developing our product candidates or any future product candidate, conducting our clinical trials and commercializing any products.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We believe that our future success is highly dependent upon the contributions of our senior management, particularly our president and chief executive officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of the products we develop.

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

Based on the beneficial ownership of our common stock as of March 10, 2022, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 48.6% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 10, 2022, there were a total of 70,228,487 shares of our common stock outstanding.

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

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders and could make it more difficult for you to change management.

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

Stockholders

As of March 10, 2022, there were approximately 106 stockholders of record of our common stock.

Dividends

We have never declared or paid any dividends to our stockholders since our inception, and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain any future earnings for the operation and expansion of our business.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Employees surrendered 18,187 shares to us, at purchase prices ranging from $3.50 to $4.12, during the year ended December 31, 2021, for the payment of the minimum tax liability withholding obligations upon the vesting of shares of restricted stock. We do not consider this a share buyback program.

Item 6. [Reserved.]

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

Overview

Business

Synlogic is a clinical-stage biotechnology company advancing a new paradigm of biotherapeutics through its unique and proprietary approach to synthetic biology. Synthetic biology leverages engineering principles to enable the design of new biological systems, genetic circuits and molecular components. Synlogic is delivering the power of synthetic biology to medicine, combining the precision of engineering with rational drug development to develop what are called Synthetic Biotics. Synthetic Biotics are a novel drug modality that that uses programmable, precision genetic engineering of well-characterized probiotics to exert localized activity for therapeutic benefit, with a focus on metabolic and immunologic diseases.

Our Drug Candidate Pipeline

Synlogic’s pipeline includes its lead program in phenylketonuria (PKU), which has demonstrated proof of concept and we plan to start a pivotal, Phase 3 study in the second half of 2022. Our pipeline also includes novel drug candidates designed to treat homocystinuria (HCU) and enteric hyperoxaluria. Synlogic is also working with Roche in a research collaboration focused on the discovery of a novel Synthetic Biotic for the treatment of inflammatory bowel disease (IBD) and with Ginkgo Bioworks, Inc. (Ginkgo) on additional undisclosed preclinical assets, combining Synlogic’s approach to Synthetic Biotics with Ginkgo’s Codebase and Foundry services.

Metabolic Disease

There are a number of metabolic diseases involving a lack of certain enzymes that are responsible for metabolizing commonly occurring byproducts of digestion. The absence of these enzymes is caused by either a genetic mutation characterized by a dysfunctional metabolic pathway, such as PKU or HCU, or organ dysfunction, such as enteric hyperoxaluria. In patients with these diseases, the absence of certain enzymes causes metabolites to accumulate to in the gut and systemically throughout the body. In patients with PKU and HCU, these metabolites build up to toxic levels resulting in serious health consequences, including irreversible neurological dysfunction.

PKU

Overview

Our PKU program includes two development candidates, SYNB1618 and SYNB1934. SYNB1618 and SYNB1934 are orally administered, non-systemically absorbed drug candidates being studied as potential treatments for PKU, a genetic disease caused by potentially neurotoxic levels of the amino acid Phe. Treatment options for PKU are currently limited due to efficacy and safety, with an estimated 80% of US patients remaining in need of treatment, and many of those who are treated in need of additional Phe-lowering. We designed our drug candidates to reduce levels of Phe in people with PKU using precision genetic engineering of the well-characterized probiotic E. coli Nissle. Findings to date support the potential for an efficacious, safe, convenient, and flexible treatment option for PKU and SYNB1618 has received both Orphan Drug and Fast Track designations by the FDA. Both SYNB1618 and SYNB1934 are being studied in the Phase 2 SynPheny-1 study, with data expected in the first half of 2022, and initiation of the Phase 3 program to begin in the second half of 2022.

We completed a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 and announced top-line data from healthy volunteers evaluated in this study in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. Following the study using the liquid formulation, we developed a solid oral lyophilized formulation of SYNB1618. We have evaluated this oral formulation in a bridging study in healthy volunteers. The study of this more patient- and commercialization-appropriate presentation of SYNB1618 demonstrated activity and improved tolerability over the liquid formulation.

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

Our second development candidate for PKU, SYNB1934, was evolved from SYNB1618 to potentially provide increased Phe lowering activity for patients living with PKU. In July 2021, we initiated clinical studies of a solid oral formulation of SYNB1934 following preclinical in vivo and in vitro studies demonstrating an approximately two-fold improvement in the ability of SYNB1934 to break down Phe compared to SYNB1618.

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

Homocystinuria

Homocystinuria (HCU) is a rare inherited metabolic disorder that affects the metabolism of the amino acid methionine, a protein found in many foods including meat, fish, and dairy products. HCU is caused by a genetic defect which results in the absence of an enzyme known as cystathionine beta-synthase (CBS). When CBS is absent, homocysteine and other toxic chemicals and their byproducts, including methionine, build up in the blood and urine. Elevated homocysteine levels are associated with a multisystem disorder, including impairments of the eye (ectopia lentis and/or severe myopia), skeletal system (excessive height, long limbs, scoliosis, pectus excavatum), vascular system (thromboembolism), and CNS (development delay and intellectual disability).

In November 2021 we announced the nomination of SYNB1353, a novel, orally administered, non-systemically absorbed live biotherapeutic drug candidate engineered to consume methionine in the GI tract thereby lowering tHcy in HCU patients and potentially allowing an increase in natural protein intake. SYNB1353 was developed as part of a research collaboration with Ginkgo and is currently in IND-enabling studies. We hold worldwide development and commercialization rights to SYNB1353, which is expected to begin clinical development and report Phase 1 data in healthy volunteers in the second half of 2022.

Enteric Hyperoxaluria

Enteric hyperoxaluria is an acquired metabolic disorder with no approved treatment options. It is caused by increased absorption of dietary oxalate, which is present in many common foods including leafy greens, nuts, and chocolate. Enteric hyperoxaluria often occurs as a result of a primary insult to the bowel, such as inflammatory bowel disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. The disorder may cause dangerously high levels of urinary oxalate and progressive kidney damage. In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020. SYNB8802 will be assessed for safety and tolerability, strain kinetics, changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate in the Phase 1 clinical study. In 2021, Synlogic reported positive proof-of-mechanism for SYNB8802 from a Phase 1b study that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria. Data from a proof-of-concept study assessing the lowering of urinary oxalate in patients who have undergone Roux-en-Y gastric bypass surgery is expected in 2022.

Additional Pipeline Programs in Metabolic & Immunological Diseases

The Synthetic Biotic approach is particularly well-suited for addressing known disease targets that have been associated with validated biological pathways in metabolic and immunological diseases. For metabolic diseases, we are applying our learnings from PKU, HCU and enteric hyperoxaluria to new areas, including hyperuricemia and gout, and we expect to disclose additional details on these and other programs as they move through preclinical development.

IBD is a group of diseases characterized by significant local inflammation in the GI tract typically driven by T cells, activated macrophages and compromised function of the epithelial barrier. IBD pathogenesis is linked to both genetic and environmental factors and may be caused by altered interactions between gut microbes and the intestinal immune system. Compromised gut barrier function also plays a central role in autoimmune diseases pathogenesis. A single layer of epithelial cells separates the luminal contents of the gut from the host circulatory system and the immune cells in the body. Disrupting the epithelial layer can lead to pathological exposure of foreign antigens from the lumen resulting in increased susceptibility to autoimmune disorders. The interplay between the gut microbiota and the host is thought to play a key role in the maintenance of the epithelial barrier as well as homeostatic immunity. Thus, enhancing barrier function and reducing inflammation in the gastrointestinal tract are potential therapeutic mechanisms for the treatment or prevention of autoimmune disorders. Our Synthetic Biotic platform allows for the effective programming of E. coli Nissle to execute these functions, including the metabolic production of factors such as short chain fatty acids to enhance barrier function, and secreting proteins, such as immunomodulatory cytokines.

Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira® (adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the CDC, in 2015 an estimated three million adults in the United States are reported as being diagnosed with IBD. In June of 2021 we entered into a research collaboration agreement with Roche for the discovery of a novel Synthetic Biotic for the treatment of IBD. In addition, we continue to advance additional, wholly-owned preclinical research efforts in IBD.

Among immune conditions, working to treat IBD allows us to leverage knowledge and expertise gained from our oral metabolic programs to develop living medicines that can act locally at the site of disease in the gut. Because our approach is based on local delivery to the site of inflammation and not on systemic administration, we anticipate that our Synthetic Biotics may offer an attractive safety profile in this therapeutic category, where safety is a particularly desirable attribute in a product profile compared to options available today.

In November 2021, we announced that we are not planning further studies for immuno-oncology, allowing us to focus on advancing a portfolio of investigational Synthetic Biotics that are orally administrated, and developed for diseases which, similar to PKU and enteric hyperoxaluria, have a toxic metabolite found in the GI tract.

In May 2020, we announced the termination of our collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotic medicines for the treatment of types of inflammatory bowel diseases, including Crohn’s disease and ulcerative colitis. Upon termination, we regained all rights to develop these and new IBD Synthetic Biotic medicines for all effectors targeting IBD. This allows us to fully leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We further regained the rights to partner these IBD programs. We may enter into additional strategic alliances in the future to maximize the value of our programs and our Synthetic Biotic platform.

We developed a portfolio of Synthetic Biotic medicines to treat certain cancers which were designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. These Synthetic Biotic medicines could be used in combination with other cancer therapies such as checkpoint inhibitors. Our Synthetic Biotic clinical immuno-oncology (IO) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. While SYNB1020 was well tolerated in Phase 1b/2a study, the study showed it did not lower blood ammonia in patients with cirrhosis. On November 10, 2021, we announced that our Phase 1 study of SYNB1891 in combination with PD-L1 checkpoint inhibitor patients with advanced solid tumors or lymphoma had completed enrollment and no further studies are planned for SYNB1891.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotic medicines. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of December 31, 2021, we have received approximately $426.0 million in proceeds as we financed our operations primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the Roche Collaboration and Option agreement, the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $60.6 million and $59.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of approximately $290.9 million and $230.3 million, respectively, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

•	complete preclinical studies, initiate and complete clinical trials for product candidates;
•	contract to manufacture product candidates or manufacture product candidates internally;
•	advance research and development related activities to expand our product pipeline;
•	seek regulatory approval for our product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional staff, including clinical, scientific, commercial and management personnel;
•	expand our existing infrastructure and secure space in a facility to support continued growth in our research and development efforts; and
•	add operational and finance personnel to support product development efforts and to support operating as a public company.

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

Impact of the COVID-19 pandemic on our business

The COVID-19 pandemic continues to affect economies and business around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the COVID-19 pandemic, “A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results” described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Financial Overview

Revenue

Revenue for the year ended December 31, 2021 was generated from our collaboration agreement with Roche. In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of novel Synthetic Biotic medicines for the treatment of IBD. The collaboration agreement contains multiple performance obligations, including research and development services towards the achievement of milestones and an exclusive option for Roche to negotiate a definitive collaboration and license agreement for further development of a product candidate. Revenue for the year ended December 31, 2020, and previous years was from our collaboration agreement with AbbVie. In May 2020, we announced the termination of our collaboration with AbbVie, and as such, we do not expect further revenue from AbbVie. See Note 10, Collaboration Agreements: Roche Collaboration and Collaboration Agreements: AbbVie Collaboration in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full discussion of these arrangements.

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

When we invest in our pipeline, the commitment of funding for each subsequent stage of our development programs is dependent upon the receipt of clear, supportive data. We anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as the competitive landscape and ongoing assessments of such product candidate’s commercial potential. We expect our research and development costs will be substantial for the foreseeable future. We expect costs associated with our drug development candidates to increase as the programs progress through clinical trials and new programs progress toward IND and into development.

We track direct research and development expenses, consisting principally of external costs, such as costs associated with contract research organizations and manufacturing of preclinical and clinical drug product and other outsourced research and development expenses, to specific product programs. Costs related to specific product candidates are tracked upon the selection of a product candidate. We do not allocate employee and consulting-related costs, costs associated with our platform and facility expenses, including depreciation or other indirect costs, to specific product candidate programs because these costs are deployed across multiple product candidate programs under research and development and, as such, are separately classified. The table below summarizes our research and development expenses by categories of costs for the periods presented (in thousands):

	Year ended December 31,
	2021	2020
SYNB1618	$3,577	$8,970
SYNB1934	3,189	—
SYNB8802	6,499	1,907
SYNB1891	3,164	2,018
External pre-development candidate expenses and unallocated expenses	3,903	10,740
Internal research and development expenses	26,795	23,839
Total	$47,127	$47,474

General and Administrative Expense

General and administrative expenses consist primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, investor relations, business development and human resource functions. Other general and administrative costs include the legal costs of pursuing patent protection of our intellectual property, facility and information technology infrastructure costs, directors’ and officers’ insurance, professional fees for accounting, tax, legal and consulting services.

We anticipate that our general and administrative expenses will increase in the future as we support our continued research and development and potential commercialization of our product candidates. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

We believe that the application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

We may enter into collaboration agreements for research and development services, under which we may license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products. Variable consideration is constrained until it is deemed to not be at a significant risk of reversal.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements for which the collaboration partner is also a customer, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the contract term and pattern of satisfaction of the performance obligations under step (v) above. We use significant judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to the goods and services we expect to provide. We use estimates to determine the timing of satisfaction of performance obligations, which may include the use of full-time equivalent time as a measure of satisfaction of performance obligations.

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

Licenses of Intellectual Property

In assessing whether a promise or performance obligation is distinct from the other promises, we consider factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. In addition, we consider whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Research and Development Services

If an arrangement is determined to contain a promise or obligation for us to perform research and development services, we must determine whether these services are distinct from the other promises in the arrangement. In assessing whether the services are distinct from the other promises, we consider the capabilities of the customer to perform these same services. In addition, we consider whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For research and development services that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The estimates we use to record revenue relating to the combined performance obligation on an over time basis, include input methods such as full-time equivalent time incurred compared to the full-time equivalent time expected to be incurred in the future to satisfy the performance obligation, which require management judgment. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. With this method, we must estimate total inputs required to satisfy a performance obligation and measure efforts expended to date to determine revenue recognition. This estimate of remaining inputs is subjective, as the research is novel, and therefore efforts to be successful may be different than the estimated efforts at the balance sheet date.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Year ended December 31,
	2021	2020
	(in thousands)
Revenue	$1,754	$545
Operating expenses:
Research and development	47,127	47,474
General and administrative	15,392	13,537
Total operating expenses	62,519	61,011
Loss from operations	(60,765)	(60,466)
Other income (expense):
Interest and investment income	210	1,302
Interest expense	(2)	(6)
Other expense	(4)	(3)
Other income (expense), net	204	1,293
Net loss	$(60,561)	$(59,173)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

	Years Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands)
Revenue	$1,754	$545	$1,209	222%

Revenue was $1.8 million for the year ended December 31, 2021 compared to $0.5 million for the year ended December 31, 2020. Revenue for the year ended December 31, 2021 was related to services performed under the Roche collaboration. Revenue for the year ended December 31, 2020 was related to the recognition of deferred revenue from services performed and payments received under the AbbVie collaboration. In May 2020, we announced the termination of our collaboration with AbbVie.

Operating Expenses

	Years Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$47,127	$47,474	$(347)	-1%
General and administrative	15,392	13,537	1,855	14%
Total operating expenses	$62,519	$61,011	$1,508	2%

Research and Development Expense

Research and development expense was $47.1 million for the year ended December 31, 2021 compared to $47.5 million for the year ended December 31, 2020. The decrease of $0.4 million was due to a decrease of $12.5 million of non-clinical costs, including a decrease in non-clinical costs of $5.4 million for SYNB1618 as it advanced into the clinic, and $2.3 million for Maple Syrup Urine Disease (MSUD), which we stopped conducting research on to prioritize other metabolic disorders. This decrease in non-clinical costs was offset by an increase of $8.1 million of clinical development costs, comprised of $4.6 million for SYNB8802, $3.0 million for SYNB1934, $0.4 million for SYNB1891 and $0.1 million for SYNB1618, as well as an increase of $0.3 million of manufacturing costs. There were additional increases of $2.7 million in compensation, benefits and other employee-related expenses, $0.8 million in professional services and $0.2 million in research and development support costs.

General and Administrative Expense

General and administrative expense was $15.4 million for the year ended December 31, 2021 compared to $13.5 million for the year ended December 31, 2020. The increase of $1.9 million was primarily due to an increase of $1.4 million in professional services, $0.4 million in corporate fees and $0.3 million in compensation, benefits and other employee-related expenses associated with increased headcount. The increases were partially offset by a decrease of $0.2 million in support costs.

Other Income (Expense)

	Years Ended
	December 31,		Change
	2021	2020	$	%
	(in thousands)
Other income (expense):
Interest and investment income	$210	$1,302	$(1,092)	(84)%
Interest expense	(2)	(6)	4	(67)%
Other expense	(4)	(3)	(1)	33%
Other income (expense), net	$204	$1,293	$(1,089)	(84)%

Other income (expense) for the year ended December 31, 2021 was $0.2 million compared to $1.3 million for the corresponding period in 2020. The decrease in other income (expense) of $1.1 million was related to a decrease in interest and investment income related to lower interest income generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and as of December 31, 2021, we had an accumulated deficit of $290.9 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and the previous collaboration agreement with AbbVie, interest earned on investments, and cash received in the Merger. At December 31, 2021, we had $136.6 million in cash, cash equivalents, and marketable securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. Our available-for-sale securities include amounts held in corporate debt securities, commercial paper and U.S. government agency securities and treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

 During the year ended December 31, 2021 our cash, cash equivalents and marketable securities balance increased $36.2 million. This increase was primarily due to the sale of our common stock in underwritten public offerings in April and September 2021 and proceeds from the sale of our common stock in the at-the-market (ATM) offering program. These increases were offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Years ended December 31,
	2021	2020
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(52,198)	$(39,553)
Investing activities	(53,253)	32,482
Financing activities	89,382	13,394
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,069)	$6,323

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $52.2 million for the year ended December 31, 2021. The primary use of cash was our net loss of $60.6 million, changes in our assets and liabilities of $0.2 million, partially offset by $8.2 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include decreases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, decreases in prepaid expenses and other current assets, decreases in the operating lease liability, increases in accounts payable and accrued expenses, and increased deferred revenue.

Net cash, cash equivalents and restricted cash used in operating activities was $39.6 million for the year ended December 31, 2020. The primary use of cash was our net loss of $59.2 million, which was partially offset by $8.3 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. There was an increase in working capital of $11.4 million, primarily related to decreases in prepaid research and development expenses, as result of our June 2019 services agreement with Ginkgo, decreases in prepaid expense and other current assets, offset by decreases in accounts payable, accrued expenses, operating lease liability and deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $53.3 million and resulted primarily from the purchases of marketable securities of $167.9 million and property and equipment of $0.7 million. This was offset by the proceeds from maturity of marketable securities of $114.0 million and proceeds from redemption of marketable securities of $1.3 million.

Net cash provided by investing activities for the year ended December 31, 2020 was $32.5 million and resulted primarily from the proceeds from maturity of marketable securities of $90.8 million and proceeds from redemption of marketable securities of $28.5 million. This was offset by the purchases of marketable securities of $86.5 million and property and equipment of $0.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 totaled $89.4 million, primarily related to net proceeds of $81.0 million from the sale of our common stock in underwritten public offerings in April and September 2021, $8.0 million from the sale of our common stock in the ATM offering program, and proceeds of $0.4 million from exercise of stock options and ESPP contributions, offset by payments of withholding taxes for employees relating to restricted stock awards.

Net cash provided by financing activities for the year ended December 31, 2020 totaled $13.4 million, primarily related to net proceeds of $13.5 million from the sale of our common stock in the ATM offering program, offset by payments on our finance leases.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We are currently generating revenue from our Roche collaboration and have historically generated revenue from our AbbVie collaboration (which was terminated in May 2020) but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates, if ever. We believe that our cash, cash equivalents, and marketable securities as of December 31, 2021, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

•	the extent to which our business is adversely impacted by the effects of the coronavirus outbreak or by other health epidemics or pandemics; and
•	other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors”.

Contractual Commitments and Obligations

We also have certain significant contractual obligations and commitments that require funding. Our commitments for operating leases relate to our lease of office and laboratory space at 301 Binney Street in Cambridge, Massachusetts and the cGMP clean-room space leased from the Azzur Group, LLC, in Waltham, Massachusetts.

In July 2017, we entered into an agreement to lease 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts. Annual rent is $3.4 million. The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. Additionally, we have paid for a tenant improvement investment of $2.9 million. In conjunction with the lease, we established a letter of credit of a $1.0 million.

On December 7, 2018, Synlogic Operating Company, Inc., a wholly-owned subsidiary of the Company, entered into a Statement of Work (the First SOW) with Azzur Group, LLC (Azzur) pursuant to a Master Contract Services Agreement (the Master Services Agreement), dated September 8, 2018, between the Company and Azzur.

Pursuant to the First SOW, Azzur agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the Azzur Suite), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the Initial Term). Azzur also agreed to provide the Company with storage space and personnel support at the Azzur Suite. The total estimated project cost during the Initial Term for access to, and use of, the cleanroom and storage space, and the personnel support and other services, was $4.8 million.

In April 2021, Synlogic entered into a new agreement (the Second SOW) with Azzur which replaced the First SOW. Pursuant to the Second SOW, Synlogic was granted access to, and use of, the Azzur Suite for a period of 20 months, from May 2021 to December 2022 (the Second Term). The Company determined that the agreement contained an embedded lease because the Company controls the use of the Azzur Suite. Accordingly, the fixed and in-substance fixed consideration under the agreement was used to remeasure the right-of-use (ROU) asset and lease liability at the effective date of the Second SOW.

The Company may terminate the Second SOW on three months’ prior written notice at any time during the Term. In addition, either party may terminate the Master Services Agreement (including the SOWs) due to a breach by the other party and failure to cure. The Company is reasonably certain not to exercise the termination option through March 2023.

As we are a clinical stage company, we expect our most significant clinical trial expenditures will be with CROs and CMOs. These contracts generally are cancellable, with notice, at our option and do not have cancellation penalties.

As an early-stage company, we are subject to a number of risks common to other life science companies, including, but not limited to, the ability to raise additional capital, development by our competitors of new technological innovations, risk of failure in preclinical studies, the safety and efficacy of our product candidates in clinical trials, the regulatory approval process, the ability to efficiently manufacture our products, market acceptance of our products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. Our therapeutic programs are currently pre-commercial, spanning discovery through early development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if our product development efforts are successful, it is uncertain when, if ever, we will generate revenue from product sales. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or alliances. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our performance and the performance of our subsidiaries.

Recent Accounting Pronouncements

Please read Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In addition, our principal executive officer and principal financial officer have concluded that the impact of the COVID-19 pandemic did not impact our ability to maintain our internal controls over financial reporting and disclosure controls and procedures.

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during our fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

Item 15(a)(3)The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566
4.3	Description of Securities		10-K (Exhibit 4.3)	03/12/2020	001-37566

10.1#	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4#	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	001-37566

10.6#	Non‑Employee Director Compensation Program.		8-K (Exhibit 10.1)	01/31/2020	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.7#	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

10.8#	Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of June 22, 2016		8-K (Exhibit 10.6)	08/28/2017	001-37566

10.9#	First Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of November 7, 2016		8-K (Exhibit 10.7)	08/28/2017	001-37566

10.10#	Second Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of May 8, 2017		8-K (Exhibit 10.8)	08/28/2017	001-37566

10.11#	Third Amendment to Offer Letter dated as of June 5, 2018, between Synlogic, Inc. and Aoife Brennan, MB, BCh, BAO, MMSc		10-Q (Exhibit 10.1)	08/9/2018	001-37566

10.12#	Amended and Restated Letter Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of October 1, 2018		10-Q (Exhibit 10.1)	11/13/2018	001-37566

10.13	Employment Letter Agreement dated July 17, 2019, by and between Synlogic and Richard Riese		10-K (Exhibit 10.13)	03/25/2021	001-37566

10.14.1	Employment Letter Agreement dated November 28, 2018, by and between Synlogic and Antoine Awad		10-K (Exhibit 10.14.1)	03/25/2021	001-37566

10.14.2	Promotion Letter, dated July 21, 2020, for Antoine Awad		10-K (Exhibit 10.14.2)	03/25/2021	001-37566

10.15†^

Agreement and Plan of Merger by and among AbbVie S.à.r.l., Suffolk Merger Sub, Inc., Synlogic IBDCo, Inc., Synlogic, LLC, Synlogic, Inc. and the founders named therein, dated as of July 16, 2015; as amended by a First Amendment to Agreement and Plan of Merger, dated as of December 14, 2015

			8-K (Exhibit 10.12)	08/28/2017	001-37566

10.16†^	Second Amendment to Agreement and Plan of Merger by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of September 27, 2018		10-Q (Exhibit 10.2)	11/13/2018	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.17†^

Third Amendment to Agreement and Plan of Merger and First Amendment to License Agreement by and among AbbVie S.à.r.l., Synlogic IBDCo, Inc. and Synlogic Operating Company, Inc., dated as of December 18, 2018

			10-K (Exhibit 10.25)	03/12/2019	001-37566

10.18†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	08/28/2017	001-37566

10.19	Sales Agreement, dated as of July 23, 2021 by and between the registrant and Jefferies LLC		10-Q (Exhibit 1.1)	11/10/2021	001-37566

10.20	Form of Subscription Agreement, dated as of April 6, 2018, by and among Synlogic, Inc. and certain investors.		8-K (Exhibit 10.1)	04/6/2018	001-37566

10.21†	Master Contract Services Agreement, dated as of September 8, 2018, between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.29)	03/12/2019	001-37566

10.22†	Statement of Work dated September 10, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.30)	03/12/2019	001-37566

10.23†	Statement of Work dated December 7, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.31)	03/12/2019	001-37566

10.24	Subscription Agreement dated June 11, 2019 by and between the Company and Ginkgo Bioworks, Inc.		8-K (Exhibit 10.1)	06/12/2019	001-37566

10.25†	Foundry Terms of Service Agreement dated June 11, 2019 by and between Synlogic Operating Company Inc. and Ginkgo Bioworks, Inc.		10-Q (Exhibit 10.2)	08/08/2019	001-37566

10.26	Consulting Agreement effective as of October 13, 2019 by and between the Company and Danforth Advisors, LLC, as amended		8-K (Exhibit 10.1)	10/24/2019	001-37566

10.27	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

10.28†	License and Services Agreement and Statement of Work, dated April 28, 2021, by and between Synlogic Operating Company, Inc. and Azzur Cleanrooms-On-Demand – Boston, LLC.		10-Q (Exhibit 10.1)	08/12/2021	001-37566

10.29†	Pilot Collaboration and Option Agreement, dated June 16, 2021, among Synlogic Operating Company, Inc. and Hoffman-La Roche Inc.		10-Q (Exhibit 10.2)	08/12/2021	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.30	Statement of Work dated January 21, 2022 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-01	X

10.31	Statement of Work dated January 21, 2022 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-2	X

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

^	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
#	Management contract or compensatory plans or arrangements.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synlogic, Inc.

Date: March 17, 2022	By:	/s/ AOIFE BRENNAN
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

Name	Title	Date

/s/ AOIFE BRENNAN	President, Chief Executive Officer, and Director	March 17, 2022
Aoife Brennan	(Principal Executive Officer)

/s/ GREGG BELOFF	Interim Chief Financial Officer	March 17, 2022
Gregg Beloff	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER BARRETT
Peter Barrett	Chairman of the Board	March 17, 2022

/s/ MICHAEL BURGESS
Michael Burgess	Director	March 17, 2022

/s/ MICHAEL HEFFERNAN
Michael Heffernan	Director	March 17, 2022

/s/ PATRICIA HURTER
Patricia Hurter	Director	March 17, 2022

/s/ LISA KELLY-CROSWELL
Lisa Kelly-Croswell	Director	March 17, 2022

/s/ NICK LESCHLY
Nick Leschly	Director	March 17, 2022

/s/ EDWARD MATHERS
Edward Mathers	Director	March 17, 2022

/s/ RICHARD P. SHEA
Richard P. Shea	Director	March 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of accrued expenses related to research and development activities performed by third parties

As discussed in Note 2 to the consolidated financial statements, costs incurred in research and development are expensed as incurred. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial costs, contractual services costs, and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period and the expected duration of the third-party service contract, where applicable. As discussed in Note 7 to the consolidated financial statements, the accrued expenses balance related to research and development activities performed by third parties was $336 thousand at December 31, 2021.

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

The following are the primary procedures we performed to address this critical audit matter. We inspected contracts with third-party service providers, including any subsequent amendments, confirmed costs incurred to date with the respective third parties under the contracts, and inspected invoices to evaluate the amounts billed to date under the contracts. Furthermore, to assess that all services rendered by the third parties prior to December 31, 2021 were appropriately included in the Company’s accrued expenses balance at December 31, 2021, we (1) inquired of the individuals at the Company who are responsible for overseeing the research and development activities of the third-party service providers to understand the progress of the respective programs, (2) inspected correspondence received from the third-party service providers, including status reports, and compared them to the estimates underlying the accrued expenses balance, and (3) compared amounts ultimately invoiced by the third-party service providers subsequent to December 31, 2021 to the amounts accrued by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts
March 17, 2022

SYNLOGIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$16,438	$32,507
Short-term marketable securities	112,150	67,937
Prepaid expenses and other current assets	4,721	6,402
Total current assets	133,309	106,846
Long-term marketable securities	8,041	—
Property and equipment, net	9,088	10,776
Right of use asset - operating lease	13,889	15,527
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	9,309	9,590
Other assets	3	4
Total assets	$174,736	$143,840
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,944	$1,995
Accrued expenses	4,402	3,773
Deferred revenue	531	—
Lease liability - operating lease	3,191	2,531
Finance lease obligations	12	2
Total current liabilities	10,080	8,301
Long-term liabilities:
Lease liability - operating lease, net of current portion	17,372	20,273
Finance lease obligations, net of current portion	18	—
Other long-term liabilities	—	131
Total long-term liabilities	17,390	20,404
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of December 31, 2021 and December 31, 2020. 69,698,844 shares issued and outstanding as of December 31, 2021 and 38,183,273 shares issued and outstanding as of December 31, 2020.	70	38
Additional paid-in capital	438,113	345,394
Accumulated other comprehensive income (loss)	(45)	14
Accumulated deficit	(290,872)	(230,311)
Total stockholders' equity	147,266	115,135
Total liabilities and stockholders' equity	$174,736	$143,840

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years ended December 31,
	2021	2020
Revenue	$1,754	$545
Operating expenses:
Research and development	47,127	47,474
General and administrative	15,392	13,537
Total operating expenses	62,519	61,011
Loss from operations	(60,765)	(60,466)
Other income (expense):
Interest and investment income	210	1,302
Interest expense	(2)	(6)
Other expense	(4)	(3)
Other income (expense), net	204	1,293
Net loss	$(60,561)	$(59,173)

Net loss per share - basic and diluted	$(1.09)	$(1.65)
Weighted-average common stock outstanding - basic and diluted	55,329,711	35,835,744
Comprehensive loss:
Net loss	$(60,561)	$(59,173)
Net unrealized loss on marketable securities	(59)	(96)
Comprehensive loss	$(60,620)	$(59,269)

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other
	$0.001 par value		paid-in	comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2019	32,266,814	$33	$327,900	$110	$(171,138)	$156,905
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	5,866,258	5	13,529	—	—	13,534
Exercise of options	9,472	—	16	—	—	16
Issuance of restricted stock	226,335	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	29,857	—	42	—	—	42
Cancellation of restricted stock	(215,463)	—	—	—	—	—
Equity-based compensation expense	—	—	3,907	—	—	3,907
Unrealized gain (loss) on securities	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(59,173)	(59,173)
Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	$115,135
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	2,447,211	3	8,047	—	—	8,050
Proceeds from issuance of common stock, net of issuance costs	28,750,000	29	81,010	—	—	81,039
Exercise of options	139,772	—	280	—	—	280
Issuance of restricted stock	242,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	42,653	—	94	—	—	94
Share withholding	(28,725)	—	(73)	—	—	(73)
Cancellation of restricted stock	(77,794)	—	—	—	—	—
Equity-based compensation expense	—	—	3,361	—	—	3,361
Unrealized gain (loss) on securities	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(60,561)	(60,561)
Balance at December 31, 2021	69,698,844	$70	$438,113	$(45)	$(290,872)	$147,266

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(60,561)	$(59,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,443	2,636
Equity-based compensation expense	3,361	3,907
Accretion/amortization of investment securities	261	(21)
Reduction in carrying amount of operating lease right of use asset	2,098	1,736
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,681	7,273
Prepaid research and development, net of current portion	281	6,791
Other assets	1	60
Accounts payable and accrued expenses	538	(349)
Deferred revenue	531	(544)
Operating lease liabilities	(2,701)	(2,000)
Other long-term liabilities	(131)	131
Net cash used in operating activities	(52,198)	(39,553)
Cash flows from investing activities:
Purchases of marketable securities	(167,866)	(86,474)
Proceeds from maturity of marketable securities	114,022	90,836
Proceeds from redemption of marketable securities	1,270	28,515
Purchases of property and equipment	(679)	(395)
Net cash (used in) provided by investing activities	(53,253)	32,482
Cash flows from financing activities:
Payments on finance lease obligations	(8)	(208)
Restricted stock awards withheld for payment of employees' withholding tax liability	(73)	—
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	8,047	13,544
Proceeds from employee stock purchases and exercise of stock options	374	58
Proceeds from issuance of common stock, net of issuance costs	81,042	—
Net cash provided by financing activities	89,382	13,394
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,069)	6,323
Cash, cash equivalents and restricted cash at beginning of period	33,604	27,281
Cash, cash equivalents and restricted cash at end of period	$17,535	$33,604
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$40	$(4)
Assets acquired under operating lease obligation	$460	$—
Supplemental disclosure of non-cash financing activities:
Purchase under finance lease	$36	$—
Issuance costs included in accounts payable and accrued expenses	$—	$10
Cash paid for interest	$2	$6

See accompanying notes to the consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (Synlogic or the Company), is a clinical-stage biopharmaceutical company applying synthetic biology to the discovery and development of Synthetic Biotic medicines. Synthetic Biotic medicines are generated from Synlogic’s proprietary platform, leveraging a reproducible, modular approach to the generation of novel drug candidates that perform or deliver critical therapeutic functions. Synthetic Biotic medicines are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop and ultimately commercialize Synthetic Biotic medicines. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

Risks and Uncertainties

At December 31, 2021, the Company had approximately $136.6 million in cash, cash equivalents, and marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $290.9 million. Since its inception through December 31, 2021, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the Roche and AbbVie collaborations, and cash received in the Merger. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

As an early-stage company, the Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract manufacturing organizations (CMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through early development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or alliances.

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through December 31, 2021, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are highly uncertain at this time.
(2)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP or GAAP).

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds, including money market funds held in a sweep account. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $16.4 million and $32.5 million at December 31, 2021 and 2020, respectively.

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

Restricted Cash

The Company held cash of approximately $1.1 million at December 31, 2021 and 2020 in a letter of credit to secure its lease at the 301 Binney Street facility. The Company has classified this deposit as long-term restricted cash on its balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$16,438	$32,507
Restricted cash	1,097	1,097
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$17,535	$33,604

Fair Value

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2021 and 2020.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Available-for-Sale Securities

The Company classifies all of its investments as available-for-sale based upon its intent with regard to such investments. The Company classifies investments as short-term when their remaining contractual maturities are one year or less from the balance sheet date, and as long-term when the investment has a remaining contractual maturity of more than one year from the balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities, are included in interest and investment income.

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

Leases

The Company uses judgement to assess if an arrangement is a lease at contract inception. An arrangement is a lease if the contract involves the use of a distinct identified asset, the lessor does not have substantive substitution rights and the Company obtains control of the asset throughout the period by obtaining substantially all of the economic benefit of the asset and the right to direct the use of the asset. Leases classified as operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment and finance lease obligations in our consolidated balance sheet.

ROU assets represent the right-to-use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company utilizes its incremental borrowing rate to determine the present value of lease payments. The incremental borrowing rate is the rate incurred to borrow similar funds, on a collateralized basis, over a comparable term in a similar economic environment.

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

Revenue recognition

The Company generates revenue through a collaboration and option agreement with Roche for the development and commercialization of product candidates.

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements for which the collaboration partner is also a customer, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; and c) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses significant judgment to determine whether milestones or other variable consideration, except for royalties, should

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

be included in the transaction price as described further below. The transaction price is allocated to the goods and services the Company expects to provide. The Company uses estimates to determine the timing of satisfaction of performance obligations, which may include the use of full-time equivalent time as a measure of satisfaction of performance obligations.

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

Licenses of Intellectual Property

In assessing whether a promise or performance obligation is distinct from the other promises, we consider factors such as the research, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. In addition, we consider whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Research and Development Services

If an arrangement is determined to contain a promise or obligation for us to perform research and development services, we must determine whether these services are distinct from the other promises in the arrangement. In assessing whether the services are distinct from the other promises, we consider the capabilities of the customer to perform these same services. In addition, we consider whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For research and development services that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The estimates we use to record revenue relating to the combined performance obligation on an over time basis, include input methods such as full-time equivalent time incurred compared to the full-time equivalent time expected to be incurred in the future to satisfy the performance obligation, which require management judgment. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. With this method, we must estimate total inputs required to satisfy a performance obligation and measure efforts expended to date to determine revenue recognition. This estimate of remaining inputs is subjective, as the research is novel, and therefore efforts to be successful may be different than the estimated efforts at the balance sheet date.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Equity‑Based Compensation

The Company measures equity-based compensation to employees, non-employees and directors based on the grant date fair value of the awards and recognizes the associated expense in the financial statements over the requisite service period of the award, which is generally the vesting period. The fair value of each option and purchase rights under the employee stock purchase plan (ESPP) is estimated on the date of grant using the Black‑Scholes option‑pricing model. Expected volatility for the Company’s common stock is determined based on an average of the historical volatility of the Company and the historical volatility of a peer‑group of similar public companies. The expected term of options granted to employees is calculated using the simplified method, which represents the average of the contractual term of the option and the weighted-average vesting period of the option. The expected term of purchase rights for the ESPP is based on the duration of an offering period. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk‑free interest rate is based upon the U.S. Treasury yield curve commensurate with the expected term at the time of grant or remeasurement. Forfeitures are recognized as they occur.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 - Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. Early adoption is available. The Company does not anticipate a material impact to its net financial position or disclosures as a result of adoption of ASU 2016-13.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(3)	Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

At December 31, 2021 and 2020, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Money market funds	$16,437	$16,437	$—	$—
Commercial paper	106,277	—	106,277	—
Corporate debt securities	5,873	—	5,873	—
U.S. government agency securities and treasuries	8,041	8,041	—	—
Total	$136,628	$24,478	$112,150	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)
Money market funds	$32,506	$32,506	$—	$—
Commercial paper	40,477	—	40,477	—
Corporate debt securities	18,637	—	18,637	—
U.S. government agency securities and treasuries	8,823	8,823	—	—
Total	$100,443	$41,329	$59,114	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2021 and December 31, 2020 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at December 31, 2021 and December 31, 2020 approximate fair value as they bear interest at a rate approximating a market interest rate.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(4)	Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at December 31, 2021 and 2020 (in thousands):

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$106,298	$8	$(29)	$106,277
Corporate debt securities	5,876	—	(3)	5,873
U.S. government agency securities and treasuries	8,062	—	(21)	8,041
Total	$120,236	$8	$(53)	$120,191

December 31, 2020	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$40,467	$11	$(1)	$40,477
Corporate debt securities	18,634	4	(1)	18,637
U.S. government agency securities and treasuries	8,822	1	—	8,823
Total	$67,923	$16	$(2)	$67,937

The contractual maturity of all securities held at December 31, 2021 was fifteen months or less. There were twenty investments in an unrealized loss position at December 31, 2021, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at December 31, 2021 and 2020 was $72.2 million and $20.1 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until maturity or a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at December 31, 2021.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.
(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid insurance	$979	$856
Prepaid research and development	2,721	4,771
Other prepaid expenses	710	528
Other current assets	311	247
Total prepaid expenses and other current assets	$4,721	$6,402

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Laboratory equipment	$8,274	$7,793
Computer and office equipment	756	769
Furniture and fixtures	500	421
Leasehold improvements	9,561	9,514
Construction in progress	623	528
	19,714	19,025
Less accumulated depreciation	(10,626)	(8,249)
Property and equipment, net	$9,088	$10,776

Depreciation expense on property and equipment was $2.4 million and $2.6 million in 2021 and 2020, respectively.

(7)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2021	2020
Payroll related	$3,495	$3,005
Professional fees	298	215
Research and development	336	230
Other	273	323
Total accrued expenses	$4,402	$3,773

(8)	Common Stock

The Company’s common stock has the following characteristics:

•	The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
•	The holders of shares of common stock are entitled to receive dividends, if and when, declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) 6,340,771 shares of common stock and accompanying Pre-Funded Warrants (the Pre-Funded Warrants) to purchase up to an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The proceeds, net of issuance costs, were approximately $79.9 million, $57.0 million related to the proceeds from sale of the common stock and $22.9 million related to the proceeds from sale of the Pre-Funded Warrants. The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. In addition, in connection with the issuance to Ginkgo of common stock and Pre-Funded Warrants, the Company expanded its existing collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. None of the Pre-Funded Warrants have been exercised as of December 31, 2021. (See Note 10, Collaboration Agreements: Ginkgo Collaboration).

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On October 13, 2017, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) with respect to an at-the-market (ATM) offering program. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. During the year ended December 31, 2021, 2,447,211 shares of common stock were sold pursuant to the ATM, resulting in net proceeds of approximately $8.0 million. There were no sales pursuant to the Cowen ATM subsequent to March 31, 2021.

In July 2021, the Company entered into a new sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the year ended December 31, 2021, no shares of common stock were sold pursuant to the sales agreement with Jefferies.

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

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

December 31, 2021
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	2,032,515
Employee Stock Purchase Plan	21,569
Total	4,602,201

(9)	Equity‑based Compensation and Equity Incentive Plans

Equity Plans

The Company currently has three active equity plans.

The 2015 Equity Incentive Award Plan (2015 Plan) functions as the primary equity plan for the Company. The 2015 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2015 Plan, which annual increase will be added on the first day of each fiscal year from 2016 through 2025, inclusive, and will be equal to the lesser of (i) five percent of the shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board of Directors. On January 1, 2021, the Company added 1,909,163 shares to the 2015 Plan pursuant to the “evergreen provision”. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards.

The 2017 Stock Incentive Plan (the 2017 Plan) provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The 2015 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company suspended the ESPP in 2017. In December 2019, the Board reactivated the 2015 ESPP and approved an amendment to the ESPP to (i) reduce the permitted payroll deduction and number of shares of the Company’s common stock that a participant may purchase per calendar year and offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the 2015 ESPP was effective immediately. The Company’s executive officers are eligible to participate in the 2015 ESPP. The ESPP includes an “evergreen provision,” allowing for an annual increase in the number of shares of common stock available for issuance. On January 1, 2021, the Company added 381,832 shares to the ESPP pursuant to the “evergreen provision”. There were 42,653 shares of common stock purchased under the ESPP during the year ended December 31, 2021.

Stock Options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued to employees and non-employees under the 2015 Plan and the 2017 Plan, during the years ended December 31, 2021 and 2020 were:

	Year ended December 31,
Employees:	2021	2020
Expected term	6.2 years	6.2 years
Weighted-average, risk-free interest rate	1.0%	0.6%
Expected volatility	84.9%	77.2%
Dividend yield	—	—

The following table summarizes stock option activity under the 2015 and 2017 Plans.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2020	3,343,836	$6.00	8.4	$399
Granted	2,215,796	$3.37		—
Exercised	(139,772)	$2.24		160
Cancelled/Forfeited	(918,947)	$4.30		—
Outstanding at December 31, 2021	4,500,913	$5.17	8.2	$588

Vested or expected to vest at December 31, 2021	4,500,913	$5.17	8.2	$588
Exercisable at December 31, 2021	2,032,515	$7.33	7.2	$258

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2021 and 2020. 1,210,026 and 970,826 options were in the money at December 31, 2021 and 2020, respectively.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2021 and 2020 was approximately $2.42 and $1.27, respectively. The total fair value of awards that vested during the years ended December 31, 2021 and 2020 was $2.8 million and $3.4 million, respectively.

As of December 31, 2021, there was approximately $5.2 million of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.6 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Restricted Common Stock

During the years ended December 31, 2021 and 2020, 242,454 and 226,335 shares of restricted common stock were granted, respectively.

The following table shows restricted common stock activity:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2020	478,207	$2.19
Granted	242,454	3.50
Vested	(343,619)	2.39
Forfeited	(77,794)	2.96
Unvested at December 31, 2021	299,248	$2.83

The total fair value of shares that vested during the years ended December 31, 2021 and 2020 was $0.8 million and $0.3 million, respectively.

As of December 31, 2021, there was approximately $0.7 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.0 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation expense recognized over the six-month offering periods. The compensation expense for the years ended December 31, 2021 and December 31, 2020 was $58,000 and $27,000, respectively.

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $3.4 million and $3.9 million, during the years ended December 31, 2021 and 2020, respectively. Equity compensation during the years ended December 31, 2021 and 2020 is derived from stock options, restricted stock awards, and the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Research and development	$1,373	$1,724
General and administrative	1,988	2,183
	$3,361	$3,907

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Stock options	$2,969	$3,200
Restricted stock awards	334	680
ESPP	58	27
	$3,361	$3,907

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10)	Collaboration Agreements

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

In June 2021, the Company began work on the research and development services for the first phase of the research plan and the $1.0 million upfront payment is being recognized over the time of the first phase of the research plan. In September 2021, the Company completed the research and development services for the first phase of the research plan and achieved a milestone payment of $1.0 million, which was paid by Roche in November 2021. At this time, the milestone payment was allocated to a new performance obligation consisting of the underlying research and development services to be performed over the second phase of the research plan. Upon the Company’s completion of these activities and subject to Roche’s termination right, the additional milestone payments based on the achievement of specific events outlined in the Roche Collaboration and Option Agreement will become due.

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

The Company recognized $1.5 million for the year ended December 31, 2021 as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue from the collaboration amounted to $0.5 million as of December 31, 2021, all of which is included in current liabilities.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, in connection with the issuance to Ginkgo of an aggregate of 6,340,771 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 2,548,117 common stock (See Note 8), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the December 31, 2020 consolidated balance sheet. At December 31, 2021, the Company had remaining balances of $1.9 million and $9.3 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

The Company recognized the remainder of the deferred revenue when the agreement was terminated in 2020. For the year ended December 31, 2020, $0.5 million was recognized for services performed and payments received under the AbbVie collaboration.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(11)	Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	2021	2020
Numerator:
Net loss	$(60,561)	$(59,173)
Denominator:
Weighted-average common shares outstanding - basic and diluted	55,329,711	35,835,744
Net loss per share - basic and diluted	$(1.09)	$(1.65)

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

	As of December 31,
	2021	2020
Unvested restricted common stock awards	299,248	478,207
Outstanding options to purchase common stock	4,500,913	3,343,836
Potential shares issuable under the ESPP	21,569	12,037

(12)	Income Taxes

During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of reclaiming a benefit for those losses.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$76,802	$61,181
Tax credit carryforwards	7,248	5,748
Accrued expenses	181	126
Property and equipment	591	279
Lease liabilities	5,618	6,230
Equity compensation	2,396	2,200
Amortizable intangibles	1,197	1,195
Other	238	74
Gross deferred tax assets	94,271	77,033
Deferred tax liabilities:
Right of use assets	(3,794)	(4,242)
Gross deferred tax liabilities	(3,794)	(4,242)
Valuation allowance	(90,477)	(72,791)
Net deferred tax assets	$—	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $90.5 million and $72.8 million was established at December 31, 2021 and 2020, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2021	2020
	Tax Rate	Tax Rate
U.S. federal statutory rate	21%	21%
State income taxes, net of federal benefit	6%	6%
Other permanent differences	0%	(1)%
Tax credits	2%	2%
Other items	0%	4%
Net change in valuation allowance	(29)%	(32)%
Effective income tax rate	—	—

A roll-forward of the valuation allowance for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Years ended December 31,
	2021	2020
Balance at beginning of year	$(72,791)	$(53,834)
Increase in valuation allowance	(17,686)	(18,957)
Balance at end of year	$(90,477)	$(72,791)

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards that may be available to reduce future taxable income of $284.3 million and $227.0 million, respectively. Of the $284.3 million of federal net operating loss carryforwards, $79.4 million will expire on various dates from 2034 to 2037. The remaining $204.9 million of federal net operating loss carryforwards do not expire. The Company also had state net operating loss carryforwards that may be available to reduce future taxable income of $270.7 million and $213.6 million, for the periods ended December 31, 2021 and 2020, respectively. The state net operating loss carryforwards begin to expire in 2029. In addition, at December 31, 2021, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of $4.5 million and $2.9 million, respectively.

Pursuant to Section 382 of the Internal Revenue Code of 1986 (IRC), certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss (NOL) carryforwards and research and development credit (R&D credit) carryforwards that may be used in future years. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation under Section 382 of the IRC due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to the significant complexity and related costs associated with such a study. There could be additional ownership changes in the future that may result in additional limitations on the utilization of NOL carryforwards and credits.

The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2021. The Company’s policy is to record interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statement of operations. There are no interest or penalties accrued at December 31, 2021 and 2020.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2018 to the present are open to examination under the statute. The Company’s net operating losses and other attributes generated in a closed tax year may still be adjusted to determine the amount of carryforward deduction available in an open year under examination.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(13)	Leases

Operating Leases

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts. Annual rent is approximately $3.4 million. The ten-year lease commenced in January 2018 and contains provisions for a free-rent period, annual rent increases and an allowance for tenant improvements. The Company is responsible for real estate taxes, maintenance, and other operating expenses applicable to the leased premises. The Company has paid for tenant improvements of approximately $2.9 million. Additionally, the Company has capitalized approximately $6.6 million of landlord-funded tenant improvements. The Company was deemed to be the accounting owner of the tenant improvements primarily because it was responsible for project cost overruns, and as such, the amounts were recorded as a leasehold improvement. The landlord-funded tenant improvement allowance is being amortized as a reduction to lease expense ratably over the lease term. In conjunction with the lease, the Company established a letter of credit of approximately $1.0 million secured by cash balances included in restricted cash. Variable payments based on our portion of the operating expenses, including real estate taxes and insurance, are recorded as a period expense when incurred. The Company has an option to extend the term by five years and an option to terminate the agreement if a similar agreement is executed with the landlord or an affiliate of the landlord. Neither option is reasonably certain of exercise and both are excluded from the lease liability calculation.

During the year ended December 31, 2018, the Company entered into an agreement (the First SOW) with Azzur Group, LLC (Azzur) whereby Azzur agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the Azzur Suite), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the Initial Term). In April 2021, Synlogic entered into a new agreement (the Second SOW) with Azzur which replaced the First SOW. Pursuant to the Second SOW, Synlogic was granted access to, and use of, the Azzur Suite for a period of 20 months, from May 2021 to December 2022 (the Second Term). The Company determined that the agreement contained an embedded lease because the Company controls the use of the Azzur Suite. Accordingly, the fixed and in-substance fixed consideration under the agreement was used to remeasure the ROU asset and lease liability at the effective date of the Second SOW.

Leases classified as operating leases are included in operating lease ROU assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheets. The operating lease right-of-use asset and operating lease liability represents the Binney Street lease and the Azzur Suite lease. Cash paid for amounts included in the present value of operating lease liabilities was $4.4 and $3.9 million during the years ended December 31, 2021 and 2020, respectively, which is included in operating cash flows.

The components of lease cost for operating leases for the years ended December 31, 2021 and 2020 were (in thousands):

	For the year ended December 31,
Operating leases	2021	2020
Operating lease cost	$3,824	$3,628
Variable lease cost	1,500	1,055
Total lease cost	$5,324	$4,683

The right-of-use asset for the operating lease is disclosed on the consolidated balance sheets.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	For the year ended December 31,
	2021	2020
Weighted average discount rate	8.0%	8.0%
Weighted average remaining lease term (years)	6.3	7.2

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2021 to the operating lease liabilities recorded on the balance sheet: December 31, 2021

Maturity of lease liabilities	Operating Leases
(in thousands)
2022	$4,691
2023	3,574
2024	3,681
2025	3,791
2026	3,905
Thereafter	6,689
Total lease payments	26,331
Less: imputed interest	5,768
Total lease liabilities	$20,563
Current lease liabilities	3,191
Long-term lease liabilities	17,372

The lease cost for finance leases during the years ended December 31, 2021 and 2020, and the finance lease liability at December 31, 2021, were not material.
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

The Company has a defined contribution 401(k) plan for eligible employees. Employees are eligible to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company started to match employee contributions effective January 1, 2019. The Company matched 50% of the employee contributions to the 401(k) plan up to a maximum of 4% of the participating employee’s eligible earnings, resulting in a maximum company match of 2% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. In 2021, the Company increased the match to 50% of the employee contributions up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. For the years ended December 31, 2021 and 2020, the Company made $276,000 and $229,000 contributions the plan, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(16)	Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of December 31, 2020, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Collaboration Agreements: Ginkgo Collaboration.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At December 31, 2021, the Company had remaining balances of $1.9 million and $9.3 million of current and non-current pre-paid research and development costs related to this transaction, respectively. For the year ended December 31, 2021, the Company used $2.4 million of the pre-paid research and development expenses.

(17)Subsequent Events

On January 21, 2022, the Company entered into two Statements of Work with Azzur. Pursuant to the first of the SOWs (the Third SOW), the Company has agreed to pay Azzur $650,000 to renovate and upgrade the Azzur Suite for the Company’s expanded use. The second of the SOWs (the Fourth SOW) replaces the Second SOW that the Company entered into with Azzur on April 29, 2021. Pursuant to the Second SOW, the Company was granted access to, and use of, the Azzur Suite for a period of 20 months, from May 2021 to December 2022. The Fourth SOW extends the Second Term, for the period beginning January 2022 through March 2023 (the Third Term). The total estimated project cost during the Third Term for access to, and use of, the renovated and upgraded Azzur Suite, and the personnel support and other services, is $2.4 million.