Form 10-Q
period 2022-03-31
SYNLOGIC, INC.
filed 2022-05-12
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 70,250,681 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,851	$16,438
Short-term marketable securities	99,667	112,150
Prepaid expenses and other current assets	3,900	4,721
Total current assets	124,418	133,309
Long-term marketable securities	—	8,041
Property and equipment, net	9,082	9,088
Right of use asset - operating lease	14,893	13,889
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	9,797	9,309
Other assets	22	3
Total assets	$159,309	$174,736
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,409	$1,944
Accrued expenses	2,668	4,402
Deferred revenue	314	531
Lease liability - operating lease	4,261	3,191
Finance lease obligations	12	12
Total current liabilities	9,664	10,080
Long-term liabilities:
Lease liability - operating lease, net of current portion	17,336	17,372
Finance lease obligations, net of current portion	15	18
Total long-term liabilities	17,351	17,390
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2022 and December 31, 2021. 70,267,586 shares issued and outstanding as of March 31, 2022 and 69,698,844 shares issued and outstanding as of December 31, 2021.	70	70
Additional paid-in capital	439,138	438,113
Accumulated other comprehensive loss	(345)	(45)
Accumulated deficit	(306,569)	(290,872)
Total stockholders' equity	132,294	147,266
Total liabilities and stockholders' equity	$159,309	$174,736

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$244	$—
Operating expenses:
Research and development	11,738	11,180
General and administrative	4,271	3,851
Total operating expenses	16,009	15,031
Loss from operations	(15,765)	(15,031)
Other income (expense):
Interest and investment income	67	60
Interest expense	(1)	—
Other income	2	—
Other income (expense), net	68	60
Net loss	$(15,697)	$(14,971)

Net loss per share - basic and diluted	$(0.22)	$(0.36)
Weighted-average common stock outstanding - basic and diluted	71,969,007	41,545,050
Comprehensive loss:
Net loss	$(15,697)	$(14,971)
Net unrealized (loss) gain on marketable securities	(300)	(9)
Comprehensive loss	$(15,997)	$(14,980)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2021	69,698,844	$70	$438,113	$(45)	$(290,872)	$147,266
Exercise of options	30,622	—	52	—	—	52
Issuance of restricted stock	507,260	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	40,528	—	83	—	—	83
Cancellation of restricted stock	(9,668)	—	—	—	—	—
Equity-based compensation expense	—	—	890	—	—	890
Unrealized gain (loss) on securities	—	—	—	(300)	—	(300)
Net loss	—	—	—	—	(15,697)	(15,697)
Balance at March 31, 2022	70,267,586	$70	$439,138	$(345)	$(306,569)	$132,294

Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	$115,135
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	2,447,211	3	8,047	—	—	8,050
Exercise of options	216	—	—	—	—	—
Issuance of restricted stock	242,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	19,061	—	33	—	—	33
Restricted stock awards withheld for payment of employees' withholding tax liability	(15,970)	—	(65)	—	—	(65)
Cancellation of restricted stock	(2,719)	—	—	—	—	—
Equity-based compensation expense	—	—	877	—	—	877
Unrealized gain (loss) on securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(14,971)	(14,971)
Balance at March 31, 2021	40,873,526	$41	$354,286	$5	$(245,282)	$109,050

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net loss	$(15,697)	$(14,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	601	626
Equity-based compensation expense	890	877
Accretion/amortization of investment securities	(11)	105
Change in carrying amount of operating lease right of use asset	769	462
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	821	(443)
Prepaid research and development, net of current portion	(488)	1,382
Accounts payable and accrued expenses	(1,387)	(1,408)
Deferred revenue	(217)	—
Operating lease liabilities	(739)	(606)
Other assets	(19)	—
Net cash used in operating activities	(15,477)	(13,976)
Cash flows from investing activities:
Purchases of marketable securities	(12,121)	(27,091)
Proceeds from maturity of marketable securities	32,356	25,996
Proceeds from redemption of marketable securities	—	1,270
Purchases of property and equipment	(477)	(21)
Net cash provided by investing activities	19,758	154
Cash flows from financing activities:
Payments on finance lease obligations	(3)	(1)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	8,052
Proceeds from employee stock purchases and exercise of stock options	135	33
Payment of employee withholding taxes relating to restricted stock awards	—	(65)
Net cash provided by financing activities	132	8,019
Net increase (decrease) in cash, cash equivalents and restricted cash	4,413	(5,803)
Cash, cash equivalents and restricted cash at beginning of period	17,535	33,604
Cash, cash equivalents and restricted cash at end of period	$21,948	$27,801

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$1,773	$—
Property and equipment purchases included in accounts payable and accrued expenses	$118	$3
Supplemental disclosure of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$—	$2
Cash paid for interest	$1	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)	Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (“Synlogic” or “the Company”), is a clinical-stage biopharmaceutical company applying synthetic biology to the discovery and development of Synthetic Biotics. Synthetic Biotics are generated from Synlogic’s proprietary platform, leveraging a reproducible, modular approach to the generation of novel drug candidates that perform or deliver critical therapeutic functions. Synthetic Biotics are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop and ultimately commercialize Synthetic Biotics. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

Risks and Uncertainties

At March 31, 2022, the Company had approximately $120.5 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $306.6 million. Since its inception through March 31, 2022, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, the collaborations with Roche and AbbVie, and cash received in the Merger (defined below). In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through March 31, 2022, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are highly uncertain at this time.
(2)	Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on March 17, 2022 (the 2021 Annual Report), have had no material changes during the three months ended March 31, 2022.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the Company’s 2021 and 2020 audited consolidated financial statements and notes included in the 2021 Annual Report. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2022 and 2021.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

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

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the 2021 Annual Report.

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

At March 31, 2022 and December 31, 2021, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Money market funds	$20,851	$20,851	$—	$—
Commercial paper	88,100	—	88,100	—
Corporate debt securities	3,617	—	3,617	—
U.S. government agency securities and treasuries	7,950	7,950	—	—
Total	$120,518	$28,801	$91,717	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Money market funds	$16,437	$16,437	$—	$—
Commercial paper	106,277	—	106,277	—
Corporate debt securities	5,873	—	5,873	—
U.S. government agency securities and treasuries	8,041	8,041	—	—
Total	$136,628	$24,478	$112,150	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at March 31, 2022 and December 31, 2021 approximate fair value as they bear interest at a rate approximating a market interest rate.
(4)	Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$88,342	$—	$(242)	$88,100
Corporate debt securities	3,620	—	(3)	3,617
U.S. government agency securities and treasuries	8,050	—	(100)	7,950
Total	$100,012	$—	$(345)	$99,667

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$106,298	$8	$(29)	$106,277
Corporate debt securities	5,876	—	(3)	5,873
U.S. government agency securities and treasuries	8,062	—	(21)	8,041
Total	$120,236	$8	$(53)	$120,191

The contractual maturity of all securities held at March 31, 2022 was twelve months or less.  There were 28 and 20 investments in an unrealized loss position at March 31, 2022 and December 31, 2021, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at March 31, 2022 and December 31, 2021 was $99.7 million and $72.2 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  The Company did not hold any securities with an other-than-temporary impairment at March 31, 2022.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)	Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$8,600	$8,274
Computer and office equipment	795	756
Furniture and fixtures	500	500
Leasehold improvements	9,566	9,561
Construction in progress	848	623
	20,309	19,714
Less accumulated depreciation	(11,227)	(10,626)
Property and equipment, net	$9,082	$9,088

(6)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll related	$1,546	$3,495
Professional fees	398	298
Research and development	450	336
Other	274	273
Total accrued expenses	$2,668	$4,402

(7)	Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the Pre-Funded Warrants) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Pre-Funded Warrants have been exercised as of March 31, 2022. (See Note 9, Collaboration Agreements: Ginkgo Collaboration).

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

In July 2021, the Company entered into a new sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the three months ended March 31, 2022,  no shares of common stock were sold pursuant to the sales agreement with Jefferies.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

March 31, 2022
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	2,279,425
Employee Stock Purchase Plan	—
Total	4,827,542

(8)	Equity‑based Compensation

On January 1, 2022, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (“ESPP”) was increased by 3,484,942 shares and 696,988 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of March 31, 2022, there were an aggregate of 2,461,519 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 1,341,301 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$375	$415
General and administrative	515	462
	$890	$877

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$820	$699
Restricted stock awards	53	172
Employee stock purchase plan	17	6
	$890	$877

During the three months ended March 31, 2022, the Company granted 2,342,899 stock options with a weighted average exercise price of $1.99.  As of March 31, 2022, there was $7.5 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.9 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the three months ended March 31, 2022, the Company granted 507,260 restricted stock awards with a weighted average grant date fair value per share of $1.97. As of March 31, 2022, there was approximately $1.6 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.5 years.  The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the 2021 Annual Report.

(9)	Collaboration Agreements

Roche Collaboration

In June 2021, the Company entered into a Pilot Collaboration and Option Agreement (the Roche Collaboration and Option Agreement) with F. Hoffmann-La Roche Ltd (Roche Basel) and Hoffmann-La Roche Inc. (Roche US, and together with Roche Basel, Roche). Under the terms of the Roche Collaboration and Option Agreement, the Company and Roche will seek to collaborate to research and pre-clinically develop Synthetic Biotics for addressing an undisclosed novel target for the treatment of inflammatory bowel disease.

The Company recognized $0.2 million for the three months ended March 31, 2022 as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss associated with the Roche Collaboration and Option Agreement. Deferred revenue from the collaboration amounted to $0.3 million as of March 31, 2022, all of which is included in current liabilities.

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the  2021 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the March 31, 2022 consolidated balance sheet. At March 31, 2022, the Company had remaining balances of $0.9 million and $9.8 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.
(10)	Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock and outstanding stock options. In June 2019, the Company sold 6,340,771 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering (see Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2021 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

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

	As of March 31,
	2022	2021
Unvested restricted common stock awards	793,693	415,158
Outstanding options to purchase common stock	6,684,468	4,577,117
Potential shares issuable under the ESPP	—	—

(11)	Commitments and Contingencies

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

The Company’s commitments are described in the Company’s consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Annual Report on Form 10-K filed with the SEC on March 17, 2022. On January 21, 2022, the Company entered into two Statements of Work with Azzur Group, LLC (Azzur). Pursuant to the first of the SOWs (the Third SOW), the Company has agreed to pay Azzur $650,000 to renovate and upgrade the cleanroom space at Azzur for the Company’s expanded use. The second of the SOWs (the Fourth SOW) replaces the Second SOW that the Company entered into with Azzur on April 29, 2021. The Fourth SOW extends the term of the lease, for the period beginning January 2022 through March 2023 (the Third Term). The Fourth SOW contains an option to extend the lease by a period of three months. The Company determined that it was more likely than not to exercise the option to extend the lease. The total estimated project cost during the Third Term, for access to, and use of, the renovated and upgraded cleanroom space at Azzur, and the personnel support and other services, is $3.1 million. The Third and Fourth SOWs resulted in an adjustment to the operating lease right-of-use asset and corresponding operating lease liabilities of $1.8 million. For a full description of the Azzur embedded lease, refer to Note 13, Leases in the 2021 Annual Report.

(12)	Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of March 31, 2022, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2021 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At March 31, 2022, the Company had remaining balances of $0.9 million and $9.8 million of current and non-current pre-paid research and development costs related to this transaction, respectively. For the three months ended March 31, 2022, the Company used $0.5 million of the pre-paid research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2022 (the 2021 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Please see “Risk Factors” beginning on page [23] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

Overview

Business

Synlogic is a clinical-stage biotechnology company advancing a new paradigm of biotherapeutics through its unique and proprietary approach to synthetic biology. Synthetic biology leverages engineering principles to enable the design of new biological systems, genetic circuits and molecular components. Synlogic is delivering the power of synthetic biology to medicine, combining the precision of engineering with rational drug development to develop what are called Synthetic Biotics. Synthetic Biotics are a novel drug modality that uses programmable, precision genetic engineering of well-characterized probiotics to exert localized activity for therapeutic benefit, with a focus on metabolic and immunologic diseases.

Our Drug Candidate Pipeline

Synlogic’s pipeline includes its lead program in phenylketonuria (PKU), which has demonstrated proof of concept and we plan to start a pivotal, Phase 3 clinical trial in the first half of 2023. Our pipeline also includes novel drug candidates designed to treat homocystinuria (HCU) and enteric hyperoxaluria. Synlogic is also working with Roche in a research collaboration focused on the discovery of a novel Synthetic Biotic for the treatment of inflammatory bowel disease (IBD) and with Ginkgo Bioworks, Inc. (Ginkgo) on additional undisclosed preclinical assets, combining Synlogic’s approach to Synthetic Biotics with Ginkgo’s Codebase and Foundry services.

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

PKU

Overview

Our PKU program includes two development candidates, SYNB1618 and SYNB1934. SYNB1618 and SYNB1934 are orally administered, non-systemically absorbed drug candidates being studied as potential treatments for PKU, a genetic disease caused by potentially neurotoxic levels of the amino acid Phe. Treatment options for PKU are currently limited due to efficacy and safety, with an estimated 75% of US patients remaining in need of treatment, and many of those who are treated in need of additional Phe-lowering. We designed our drug candidates to reduce levels of Phe in people with PKU using precision genetic engineering of the well-characterized probiotic E. coli Nissle. Findings to date support the potential for an efficacious, safe, convenient, and flexible treatment option for PKU and SYNB1618 has received both Orphan Drug and Fast Track designations by the U.S Food and Drug Administration (FDA). Both SYNB1618 and SYNB1934 are being studied in the Phase 2 SynPheny-1 clinical trial, with data expected in the second half of 2022, and initiation of the Phase 3 trial expected to begin in the first half of 2023.

We completed a Phase 1/2a clinical trial of an early liquid formulation of SYNB1618 and announced top-line data from healthy volunteers evaluated in this trial in September 2018. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. Following the trial using the liquid formulation, we developed a solid oral lyophilized formulation of SYNB1618. We have evaluated this oral formulation in a bridging study in healthy volunteers. The study of this more patient- and commercialization-appropriate presentation of SYNB1618 demonstrated activity and improved tolerability over the liquid formulation.

We initiated a Phase 2 clinical trial with SYNB1618 in the third quarter of 2020, referred to as the SynPheny-1 clinical trial. The SynPheny-1 trial is designed to evaluate safety and tolerability of a solid oral formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients. In September 2021, an interim analysis of the ongoing SynPheny-1 trial found that SYNB1618 demonstrated statistically significant reductions in blood Phe levels.

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

In September 2021, we announced results from the head-to-head portion of the Phase 1 clinical trial. SYNB1934 showed an approximately two-fold higher activity level than SYNB1618 in a head-to-head comparison based on biomarkers of Phe consumption. Additionally, based on this interim analysis, SYNB1934 demonstrated a safety and tolerability profile similar to other Synthetic Biotics, including SYNB1618, at equivalent doses.

SYNB1934 clinical results were consistent with preclinical data and previously presented prospective biomarker-driven modeling. We believe that the increased activity of SYNB1934, relative to SYNB1618, could provide the opportunity to optimize the clinical profile based on individual patient needs. Accordingly, we added an arm evaluating SYNB1934 to the ongoing SynPheny-1 Phase 2 clinical trial.

The SynPheny-1 Phase 2 clinical trial is continuing to the final analysis with both a SYNB1618 and a SYNB1934 arm. Upon completion of the trial, we intend to initiate a pivotal Phase 3 clinical trial of the preferred strain, which will be selected based on the clinical data from both drug candidates.

Homocystinuria

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

In November 2021 we announced the nomination of SYNB1353, a novel, orally administered, non-systemically absorbed live biotherapeutic drug candidate engineered to consume methionine in the gastrointestinal (GI) tract thereby lowering an amino acid known as tHcy in HCU patients and potentially allowing an increase in natural protein intake. SYNB1353 was developed as part of a research collaboration with Ginkgo and is currently in IND-enabling studies. We hold worldwide development and commercialization rights to SYNB1353, which is expected to begin clinical development and report Phase 1 data in healthy volunteers in the second half of 2022.

Enteric Hyperoxaluria

Enteric hyperoxaluria is an acquired metabolic disorder with no approved treatment options. It is caused by increased absorption of dietary oxalate, which is present in many common foods including leafy greens, nuts, and chocolate. Enteric hyperoxaluria often occurs as a result of a primary insult to the bowel, such as inflammatory bowel disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. The disorder may cause dangerously high levels of urinary oxalate and progressive kidney damage. In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020. SYNB8802 is being assessed for safety and tolerability, strain kinetics, changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate in the Phase 1 clinical trial. In 2021, Synlogic reported positive proof-of-mechanism for SYNB8802 from a Phase 1b clinical trial that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria. Data from a proof-of-concept trial assessing the lowering of urinary oxalate in patients who have undergone Roux-en-Y gastric bypass surgery is expected in the second half of 2022.

Additional Pipeline Programs in Metabolic & Immunological Diseases

The Synthetic Biotic approach is well-suited for addressing known disease targets that have been associated with validated biological pathways in metabolic and immunological diseases. For metabolic diseases, we are applying our learnings from PKU, HCU and enteric hyperoxaluria to new areas, including hyperuricemia and gout, and we expect to disclose additional details on these and other programs as they move through preclinical development.

IBD is a group of diseases characterized by significant local inflammation in the GI tract typically driven by T cells, activated macrophages and compromised function of the epithelial barrier. IBD pathogenesis is linked to both genetic and environmental factors and may be caused by altered interactions between gut microbes and the intestinal immune system. Compromised gut barrier function also plays a central role in autoimmune diseases pathogenesis. A single layer of epithelial cells separates the luminal contents of the gut from the host circulatory system and the immune cells in the body. Disrupting the epithelial layer can lead to pathological exposure of foreign antigens from the lumen resulting in increased susceptibility to autoimmune disorders. The interplay between the gut microbiota and the host is thought to play a key role in the maintenance of the epithelial barrier as well as homeostatic immunity. Thus, enhancing barrier function and reducing inflammation in the gastrointestinal tract are potential therapeutic mechanisms for the treatment or prevention of autoimmune disorders. Our Synthetic Biotic platform is designed to allow for the effective programming of E. coli Nissle to execute these functions, including the metabolic production of factors such as short chain fatty acids to enhance barrier function, and secreting proteins, such as immunomodulatory cytokines.

Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira® (adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the Centers for Disease Control (CDC), in 2015 an estimated three million adults in the United States were reported as being diagnosed with IBD. In June of 2021 we entered into a research collaboration and option agreement with Roche for the discovery of a novel Synthetic Biotic for the treatment of IBD. In addition, we continue to advance additional, wholly-owned preclinical research efforts in IBD.

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

In May 2020, we announced the termination of our collaboration with AbbVie S.à.r.l. (AbbVie) to develop Synthetic Biotics for the treatment of types of IBD, including Crohn’s disease and ulcerative colitis. Upon termination, we regained all rights to develop these and new IBD Synthetic Biotics for all effectors targeting IBD. This allows us to fully leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We further regained the rights to partner these IBD programs. We may enter into additional strategic alliances in the future to maximize the value of our programs and our Synthetic Biotic platform.

We developed a portfolio of Synthetic Biotics to treat certain cancers which were designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. These Synthetic Biotics could be used in combination with other cancer therapies such as checkpoint inhibitors. Our Synthetic Biotic clinical immuno-oncology (IO) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. On November 10, 2021, we announced that our Phase 1 trial of SYNB1891 in combination with PD-L1 checkpoint inhibitor patients with advanced solid tumors or lymphoma had completed enrollment and no further studies are planned for SYNB1891.

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotics. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. As of March 31, 2022, we have received approximately $426.1 million in proceeds as we financed our operations primarily through the sale of preferred stock, common stock, preferred units, warrants, payments received under the Roche Collaboration and Option agreement, the AbbVie collaboration agreement, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $15.7 million and $15.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $306.6 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Impact of the COVID-19 pandemic on our business

The COVID-19 pandemic continues to affect economies and business around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor titled, “A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.” described in “Risk Factors” in Part II, Item 1A, found elsewhere in this Quarterly Report on Form 10-Q.

Effects of Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation, led by supply constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Financial Overview

Revenue

Revenue for the three months ended March 31, 2022 was generated from our collaboration agreement with Roche.  In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of novel Synthetic Biotics for the treatment of IBD. The collaboration agreement contains multiple deliverables, which include an exclusive option for Roche to negotiate a definitive collaboration and license agreement for further development of the Product Candidate and acquire research and development milestones. See Note 9, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

	For the Three Months Ended
	March 31,
	2022	2021
SYNB1618	$766	$977
SYNB1934	517	90
SYNB8802	1,132	1,741
SYNB1891	216	762
External pre-development candidate expenses and unallocated expenses	1,551	1,032
Internal research and development expenses	7,556	6,578
	$11,738	$11,180

General and Administrative Expense

General and administrative expense consists primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, investor relations, business development and human resource functions. Other general and administrative costs include the legal costs of pursuing patent protection of our intellectual property, facility and information technology infrastructure costs, directors’ and officers’ insurance, and professional fees for accounting, tax, legal and consulting services. We anticipate that our general and administrative expenses will increase in the future as we support our continued research and development and potential commercialization of our product candidates. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

Our critical accounting policies are described in our 2021 Annual Report. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	For the Three Months Ended		Change
	March 31, 2022	March 31, 2021	$
	(in thousands)
Revenue	$244	$—	$244
Operating expenses:
Research and development	11,738	11,180	558
General and administrative	4,271	3,851	420
Total operating expenses	16,009	15,031	978
Loss from operations	(15,765)	(15,031)	(734)
Other income (expense):
Interest and investment income	67	60	7
Interest expense	(1)	—	(1)
Other expense	2	—	2
Other income (expense), net	68	60	8
Net loss	$(15,697)	$(14,971)	$(726)

Revenue

Revenue was $0.2 million for the three months ended March 31, 2022, which related to services performed under the Roche collaboration that we entered into in June 2021. There was no revenue for the three months ended March 31, 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $11.7 million for the three months ended March 31, 2022 compared to $11.2 million in the corresponding period in 2021. The increase in research and development expense was primarily due to an increase of $0.6 million in compensation, benefits and other employee-related expenses. There were additional increases of clinical development costs of $0.3 million for SYNB1618 and $0.1 million for SYNB1934, $0.3 million of manufacturing costs, primarily for SYNB1934, $0.3 million in professional services, and $0.3 million in research and development support costs. These increases were offset by decreases of $0.6 million of clinical development costs for SYNB8802 and $0.5 million for SYNB1891 and decreases of $0.3 million of nonclinical development costs, primarily related to SYNB1618.

General and Administrative Expense

General and administrative expense was $4.3 million for the three months ended March 31, 2022 compared to $3.9 million for the corresponding period in 2021. The increase was primarily due to increases in professional services, corporate expenses, compensation, benefits and other employee-related expenses.

Other Income (Expense)

Other income for the three months ended March 31, 2022 and for the corresponding period in 2021 was $0.1 million.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of March 31, 2022 we had an accumulated deficit of approximately $306.6 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and the previous collaboration agreement with AbbVie, interest earned on investments, and cash received in the Merger.  At March 31, 2022, we had approximately $120.5 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value.  Our available-for-sale securities include amounts held in corporate debt securities, commercial paper and U.S. government agency securities and treasuries.  We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2022, our cash, cash equivalents and marketable securities balance decreased approximately $16.1 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform. These decreases were offset by the proceeds from maturity of marketable securities.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(15,477)	$(13,976)
Investing activities	19,758	154
Financing activities	132	8,019
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,413	$(5,803)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $15.5 million for the three months ended March 31, 2022.  The primary use of cash was our net loss of $15.7 million, changes in our assets and liabilities of $0.3 million, partially offset by $0.5 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include increases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, increases in the operating lease liability, decreases in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses, and decreased deferred revenue.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $19.8 million and resulted primarily from the proceeds from maturity of marketable securities of $32.4 million. This was offset by the purchases of marketable securities of $12.1 million and property and equipment of $0.5 million.

Net cash provided by investing activities for the three months ended March 31, 2021 was $0.2 million and resulted primarily from the proceeds from maturity of marketable securities of $26.0 million and proceeds from redemption of marketable securities of $1.3 million. This was offset by the purchases of marketable securities of $27.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 totaled $0.1 million, primarily related to proceeds of $0.1 million from exercise of stock options and ESPP contributions.

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $8.0 million, primarily related to net proceeds of $8.1 million from the sale of 2,447,211 shares of our common stock in the ATM offering program with Cowen and Company, LLC, offset by payments of withholding taxes for employees relating to restricted stock awards.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We are currently generating revenue from our Roche collaboration and have historically generated revenue from our AbbVie collaboration (which was terminated in May 2020) but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of March 31, 2022, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.  We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

•	the extent to which our business is adversely impacted by the effects of the coronavirus outbreak or by other health epidemics or pandemics; and
•	other risks and uncertainties, including those listed under Part II, Item IA. “Risk Factors”.

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

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Contractual Obligations and Commitments” in our 2021 Annual Report.

Related Party Transactions

For a description of transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Certain Relationships and Related Person Transactions” in our proxy statement filed with the SEC on April 27, 2022.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•	A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and our financial results.
•	Even if we obtain regulatory approval for a product candidate, we will remain subject to ongoing regulatory requirements.
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

•	Ethical, legal and social concerns about synthetic biology and genetic engineering could limit or prevent the use of our technologies and limit our revenues.
•	We may not be successful in obtaining or maintaining necessary rights to Synthetic Biotics, product candidates and processes for our development pipeline through acquisitions and in-licenses.
•	We may not have sufficient patent term protections for our product candidates to effectively protect our business.
•	If we are unable to maintain effective proprietary rights for our product candidates or any future product candidates, we may not be able to compete effectively in our proposed markets.
•	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
•	We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming, and unsuccessful.
•	We may be subject to claims challenging the inventorship of our patents and other intellectual property.
•	We may not be able to protect our intellectual property rights throughout the world.
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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $15.7 million and $15.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $306.6 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as reports by industry analysts, investor perceptions, general industry trends or negative announcements by other companies involving similar technologies or diseases. These factors also include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

•	announcements relating to collaborations that we may enter into with respect to the development or commercialization of our product candidates;
•	announcements relating to the receipt, modification or termination of government contracts or grants;
•	termination or delay of a development program;
•	product liability claims related to our clinical trials or product candidates;
•	prevailing economic conditions;
•	perspectives on synthetic biology and genetic engineering;
•	additions or departures of key personnel;
•	business disruptions caused by natural disasters;
•	disputes concerning our intellectual property or other proprietary rights;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	sales of our common stock by the company, our executive officers and directors or our stockholders in the future;
•	future sales or issuances of equity or debt securities by us;
•	lack of an active, liquid and orderly market in our common stock;
•	fluctuations in our quarterly operating results; and
•	the issuance of new or changed securities analysts’ reports or recommendations regarding us.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In April 2018, we dosed our first subject in a Phase 1/2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU. In January 2020, we announced that we had dosed the first subject in our Phase 1 clinical trial of SYNB1891 which is being developed for the treatment of patients with solid tumors and lymphoma. In November of 2020, we announced that we had initiated the Phase 2 clinical trial of SYNB1618, referred to as the SynPheny-1 clinical trial, and the Phase 1 clinical trial of SYNB8802. In the third quarter of 2021, we added an arm evaluating SYNB1934 to the ongoing SynPheny-1 clinical trial and in February 2022 we dosed our first subject. All of our other therapeutic programs are still in the preclinical or clinical development stage. We will need to transition from a company with a focus on research and clinical development to a company capable of commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

The clinical trial and manufacturing requirements of the FDA, the European Medicines Agency and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as Synthetic Biotics may be more expensive and take longer than for other, better known or more extensively studied therapeutic modalities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by the European Medicines Agency or national regulatory agencies may not be indicative of what the FDA, and vice versa, may require for approval and different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

We may not be successful in our efforts to use and expand our development platform to build a pipeline of product candidates.

A key element of our strategy is to use our targeted focus and experienced management and scientific team to create Synthetic Biotics that can be deployed against a broad range of human diseases in order to build a pipeline of product candidates. Although our research and development efforts to date have resulted in potential product candidates, we may not be able to continue to identify and develop additional product candidates. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, these potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position. There is no assurance that we will be successful in our preclinical and clinical development, and the process of obtaining regulatory approvals will, in any event, require the expenditure of substantial time and financial resources.

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

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early-stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well-tolerated in Phase 1b/2a clinical trial, the trial showed it did not lower blood ammonia in patients with cirrhosis. As a result, we have become more dependent on the success of our SYNB1618, SYNB1934, and SYNB8802 programs.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of healthy volunteers or patients suffering from the disease or condition the product candidate is intended to treat and who meet other eligibility criteria. The timing of our clinical trials depends on our ability to recruit eligible subjects to participate as well as the completion of required follow-up evaluations. Patients and healthy volunteers may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons including due to concerns posed by the COVID-19 pandemic. Rates of patient enrollment are affected by many factors, including the size of the potential patient population, the age and condition of the patients, the stage and severity of disease or condition, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease or condition, the perceived risks, the clinical trial administration practices of the CRO or clinical trial sites, benefits and convenience of administration of the product candidate being studied, the patient referral practices of physicians, the amount of attention provided to our trial by clinical trial sites, our efforts and CRO efforts to facilitate timely enrollment in clinical trials, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

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

Although we have product liability insurance, which covers any clinical trial we may conduct in the United States, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage we may require, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites or limitations on approved indications;
•	the inability to commercialize, or if commercialized, decreased demand for, our product candidates;
•	if commercialized, product recalls, withdrawals of labeling, marketing or promotional restrictions or the need for product modification;
•	initiation of investigations by regulators;
•	loss of revenues;
•	substantial costs of litigation, including monetary awards to patients or other claimants;
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;
•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
•	the diversion of management’s attention from our business;
•	loss of key employees; and
•	damage to our reputation and the reputation of our products and our technology.

Product liability claims may subject us to the foregoing and other risks, which could have a material adverse effect on our business, financial condition or results of operations.

We or the third parties upon which we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

The coronavirus outbreak has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. For example, in 2021, we experienced delays with the FDA that we believe were related to COVID-19. In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. For example, in 2021, the ability of site IRBs to meet and review protocol amendments were delayed due to COVID-19. Sites were also unable at times to schedule in-person screening visits with potential patients during certain times in 2021. Some patients may not be able to comply with clinical trial protocols if quarantines or their concerns about COVID-19 impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 has adversely impacted our clinical trial operations.

The continued spread globally could also have a material adverse effect on our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

We continue to monitor the potential impact of the coronavirus outbreak, and any associated restrictions on travel and work that have been implemented, on our business and pre-clinical and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We will continue to carefully monitor the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

COVID-19 may also affect employees of third-party contract research organizations and contract manufacturing organizations located in affected geographies that we rely upon to carry out our clinical trials. For example, there were delays in laboratory analyses of patient samples due to pandemic related staffing issues at our contract research organizations. In addition, we have taken precautionary measures, and may take additional measures, intended to help minimize the risk of the virus to our employees. These have included mandating vaccines and mask use, temporarily requiring all non-essential employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business. We are adjusting and will adjust these measures as necessary and as we are able in the future to balance the needs of the business with the safety of our employees.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Our technologies involve the use of synthetic biology and genetic engineering. Public perception about the safety and environmental hazards of, and ethical concerns over, synthetic biology and genetic engineering could influence public acceptance of our technologies, product candidates and processes. If we and our collaborators are not able to overcome the ethical, legal and social concerns relating to synthetic biology and genetic engineering, our technologies, product candidates and processes may not be accepted. These concerns could result in increased expenses, regulatory scrutiny and increased regulation, trade restrictions on imports of Synthetic Biotics, delays or other impediments to our programs or the public acceptance and commercialization of Synthetic Biotics. Further, there is a risk that Synthetic Biotics made using our technologies could result in adverse health effects or other adverse events, which could also lead to negative publicity. We design and produce product candidates with characteristics comparable or disadvantaged to those found in naturally occurring organisms or enzymes in a controlled laboratory; however, the release of such organisms into uncontrolled environments could have unintended consequences. Any adverse effect resulting from such a release could have a material adverse effect on our business, financial condition or results of operations and we may have exposure to liability for any resulting harm.

Risks Related to Our Intellectual Property

We may not be successful in obtaining or maintaining necessary rights to Synthetic Biotics, product candidates and processes for our development pipeline through acquisitions and in-licenses.

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

We rely on third-party supply and manufacturing partners to supply the materials and components to manufacture late-stage clinical trial drug supplies. We have not yet manufactured or formulated any product candidate on a commercial scale and may not be able to do so for any of our product candidates. We will work to develop and optimize our manufacturing process, and we cannot be sure that the process will result in therapies that are safe, potent, effective, or in an amount that satisfies our commercial needs.

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

Synthetic Biotics are complex and difficult to manufacture. We could experience production or technology transfer problems that result in delays in our development or commercialization schedules or otherwise adversely affect our business. Issues with the manufacturing process, even minor deviations from the normal process, could result in insufficient yield, product deficiencies or manufacturing failures that result in lot failures, insufficient inventory, and product recalls.

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

Based on the beneficial ownership of our common stock as of May 5, 2022, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 48.6% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of May 5, 2022, there were a total of 70,250,681 shares of our common stock outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We previously disclosed in our Current Report on Form 8-K, filed with the SEC on March 3, 2022, that Michael Jensen was appointed as Chief Financial Officer, effective March 3, 2022. Gregg Beloff is our principal accounting officer and principal financial officer through May 12, 2022. Effective May 13, 2022 Mr. Jensen is appointed as our principal accounting officer and principal financial officer. Mr. Beloff will continue to serve the Company as a consultant.

Mr. Jensen, age 46, brings extensive and diversified experience within global pharmaceutical and medical device companies, spanning analytics, financial management, information systems and operations. Mr. Jensen’s prior experience includes serving in financial leadership roles at several privately held biotech and healthcare companies. From March 2020 to March 2022, Mr. Jensen served as the Chief Financial Officer of Intrinsic Therapeutics, Inc., a commercial-stage medical device company focused on delivering treatments to improve surgical efficacy. Previously, Mr. Jensen served as the Chief Financial Officer of Taconic Biosciences, Inc. from March 2019 to March 2020, and the Chief Financial Officer of Injured Workers Pharmacy, LLC from December 2016 to February 2019. Mr. Jensen holds a Master of Economics and Business Administration from Copenhagen Business School and a Bachelor of Business Administration from Towson University.

There are no transactions to which the Company is a party and in which Mr. Jensen has a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. Mr. Jensen has not previously held any positions with the Company and has no family relationship with any directors or executive officers of the Company.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1#	Employment Agreement dated as of January 24, 2022, by and between the Company and Michael Jensen.		001-37566	03/03/2022

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: May 12, 2022

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GREGG BELOFF
Gregg Beloff
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)