Form 10-Q
period 2022-06-30
SYNLOGIC, INC.
filed 2022-08-11
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there were 70,229,592 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•
the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19, or geopolitical tensions, such as the armed conflict between Russia and Ukraine, on our clinical trials, business operations and funding requirements; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors”.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,901	$16,438
Short-term marketable securities	75,890	112,150
Prepaid expenses and other current assets	4,306	4,721
Total current assets	111,097	133,309
Long-term marketable securities	—	8,041
Property and equipment, net	8,464	9,088
Right of use asset - operating lease	15,034	13,889
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	7,836	9,309
Other assets	17	3
Total assets	$143,545	$174,736
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,502	$1,944
Accrued expenses	3,249	4,402
Deferred revenue	149	531
Lease liability - operating lease	3,993	3,191
Finance lease obligations	13	12
Total current liabilities	8,906	10,080
Long-term liabilities:
Lease liability - operating lease, net of current portion	17,278	17,372
Finance lease obligations, net of current portion	11	18
Total long-term liabilities	17,289	17,390
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2022 and December 31, 2021. 70,230,235 shares issued and outstanding as of June 30, 2022 and 69,698,844 shares issued and outstanding as of December 31, 2021.	70	70
Additional paid-in capital	440,124	438,113
Accumulated other comprehensive loss	(433)	(45)
Accumulated deficit	(322,411)	(290,872)
Total stockholders' equity	117,350	147,266
Total liabilities and stockholders' equity	$143,545	$174,736

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$152	$246	$396	$246
Operating expenses:
Research and development	12,057	10,719	23,795	21,899
General and administrative	4,112	4,061	8,383	7,912
Total operating expenses	16,169	14,780	32,178	29,811
Loss from operations	(16,017)	(14,534)	(31,782)	(29,565)
Other income (expense):
Interest and investment income	169	50	236	110
Interest expense	(1)	(1)	(2)	(1)
Other income	7	—	9	—
Total other income, net	175	49	243	109
Net loss	$(15,842)	$(14,485)	$(31,539)	$(29,456)

Net loss per share - basic and diluted	$(0.22)	$(0.28)	$(0.44)	$(0.63)
Weighted-average common stock outstanding - basic and diluted	72,106,224	52,049,424	72,038,460	46,876,216
Comprehensive loss:
Net loss	$(15,842)	$(14,485)	$(31,539)	$(29,456)
Net unrealized (loss) gain on marketable securities	(88)	6	(388)	(3)
Comprehensive loss	$(15,930)	$(14,479)	$(31,927)	$(29,459)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
	For the Three Months Ended June 30, 2022
Balance at March 31, 2022	70,267,586	$70	$439,138	$(345)	$(306,569)	$132,294
Exercise of options	4,940	—	9	—	—	9
Issuance of common stock under employee stock purchase plan	(38)	—	—	—	—	—
Cancellation of restricted stock	(42,253)	—	—	—	—	—
Equity-based compensation expense	—	—	977	—	—	977
Unrealized gain (loss) on securities	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	(15,842)	(15,842)
Balance at June 30, 2022	70,230,235	$70	$440,124	$(433)	$(322,411)	$117,350
	For the Three Months Ended June 30, 2021
Balance at March 31, 2021	40,873,526	$41	$354,286	$5	$(245,282)	$109,050
Proceeds from issuance of common stock, net of issuance costs	11,500,000	11	32,564	—	—	32,575
Exercise of options	31,897	—	64	—	—	64
Restricted stock awards withheld for payment of employees' withholding tax liability	(2,217)	—	(8)	—	—	(8)
Cancellation of restricted stock	(27,862)	—	—	—	—	—
Equity-based compensation expense	—	—	876	—	—	876
Unrealized gain (loss) on securities	—	—	—	6	—	6
Net loss	—	—	—	—	(14,485)	(14,485)
Balance at June 30, 2021	52,375,344	$52	$387,782	$11	$(259,767)	$128,078
	For the Six Months Ended June 30, 2022
Balance at December 31, 2021	69,698,844	$70	$438,113	$(45)	$(290,872)	$147,266
Exercise of options	35,562	—	61	—	—	61
Issuance of restricted stock	507,260	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	40,490	—	83	—	—	83
Cancellation of restricted stock	(51,921)	—	—	—	—	—
Equity-based compensation expense	—	—	1,867	—	—	1,867
Unrealized gain (loss) on securities	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(31,539)	(31,539)
Balance at June 30, 2022	70,230,235	$70	$440,124	$(433)	$(322,411)	$117,350
	For the Six Months Ended June 30, 2021
Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	$115,135
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	2,447,211	3	8,047	—	—	8,050
Proceeds from issuance of common stock, net of issuance costs	11,500,000	11	32,564	—	—	32,575
Exercise of options	32,113	—	64	—	—	64
Issuance of restricted stock	242,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	19,061	—	33	—	—	33
Restricted stock awards withheld for payment of employees' withholding tax liability	(18,187)	—	(73)	—	—	(73)
Cancellation of restricted stock	(30,581)	—	—	—	—	—
Equity-based compensation expense	—	—	1,753	—	—	1,753
Unrealized gain (loss) on securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(29,456)	(29,456)
Balance at June 30, 2021	52,375,344	$52	$387,782	$11	$(259,767)	$128,078

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(31,539)	$(29,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,257	1,232
Equity-based compensation expense	1,867	1,753
Accretion/amortization of investment securities	(87)	184
Change in carrying amount of operating lease right of use asset	1,554	979
Changes in operating assets and liabilities:
Accounts receivable	—	(1,000)
Prepaid expenses and other current assets	415	183
Prepaid research and development, net of current portion	1,473	1,426
Accounts payable and accrued expenses	(1,599)	(260)
Deferred revenue	(382)	904
Operating lease liabilities	(1,991)	(1,264)
Other assets	(14)	(2)
Net cash used in operating activities	(29,046)	(25,321)
Cash flows from investing activities:
Purchases of marketable securities	(41,116)	(74,010)
Proceeds from maturity of marketable securities	85,116	54,272
Proceeds from redemption of marketable securities	—	1,270
Purchases of property and equipment	(629)	(123)
Net cash provided by (used in) investing activities	43,371	(18,591)
Cash flows from financing activities:
Payments on finance lease obligations	(6)	(3)
Proceeds from issuance of common stock, net of issuance costs	—	32,578
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	8,050
Proceeds from employee stock purchases and exercise of stock options	144	97
Payment of employee withholding taxes relating to restricted stock awards	—	(73)
Net cash provided by financing activities	138	40,649
Net increase (decrease) in cash, cash equivalents and restricted cash	14,463	(3,263)
Cash, cash equivalents and restricted cash at beginning of period	17,535	33,604
Cash, cash equivalents and restricted cash at end of period	$31,998	$30,341

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$2,699	$460
Property and equipment purchases included in accounts payable and accrued expenses	$4	$225
Supplemental disclosure of non-cash financing activities:
Purchase under finance lease	$—	$36
Issuance costs included in accounts payable and accrued expenses	$—	$3
Cash paid for interest	$1	$1

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

Risks and Uncertainties

At June 30, 2022, the Company had approximately $106.8 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $322.4 million. Since its inception through June 30, 2022, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, collaborations, including with Roche, and cash received in the Merger (defined below). In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

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

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through June 30, 2022, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are uncertain at this time.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on March 17, 2022 (the 2021 Annual Report), have had no material changes during the three and six months ended June 30, 2022.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s 2021 and 2020 audited consolidated financial statements and notes included in the 2021 Annual Report. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

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

At June 30, 2022 and December 31, 2021, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Money market funds	$21,912	$21,912	$—	$—
Commercial paper (included in cash and cash equivalents)	8,989	—	8,989	$—
Commercial paper	56,614	—	56,614	—
Corporate debt securities	—	—	—	—
U.S. government agency securities and treasuries	19,276	19,276	—	—
Total	$106,791	$41,188	$65,603	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Money market funds	$16,437	$16,437	$—	$—
Commercial paper	106,277	—	106,277	—
Corporate debt securities	5,873	—	5,873	—
U.S. government agency securities and treasuries	8,041	8,041	—	—
Total	$136,628	$24,478	$112,150	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at June 30, 2022 and December 31, 2021 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)
Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$56,852	$—	$(238)	$56,614
Corporate debt securities	—	—	—	—
U.S. government agency securities and treasuries	19,471	—	(195)	19,276
Total	$76,323	$—	$(433)	$75,890

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$106,298	$8	$(29)	$106,277
Corporate debt securities	5,876	—	(3)	5,873
U.S. government agency securities and treasuries	8,062	—	(21)	8,041
Total	$120,236	$8	$(53)	$120,191

The contractual maturity of all securities held at June 30, 2022 was 11 months or less. There were 27 and 20 investments in an unrealized loss position at June 30, 2022 and December 31, 2021, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at June 30, 2022 and December 31, 2021 was $75.9 million and $72.2 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at June 30, 2022.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$9,196	$8,274
Computer and office equipment	795	756
Furniture and fixtures	500	500
Leasehold improvements	9,820	9,561
Construction in progress	37	623
	20,348	19,714
Less accumulated depreciation	(11,884)	(10,626)
Property and equipment, net	$8,464	$9,088

(6)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll related	$2,203	$3,495
Professional fees	632	298
Research and development	216	336
Other	198	273
Total accrued expenses	$3,249	$4,402

(7)
Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the Pre-Funded Warrants) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Pre-Funded Warrants have been exercised as of June 30, 2022. (See Note 9, Collaboration Agreements: Ginkgo Collaboration).

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

In July 2021, the Company entered into a new sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the six months ended June 30, 2022, no shares of common stock were sold pursuant to the sales agreement with Jefferies.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

June 30, 2022
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	2,707,904
Employee Stock Purchase Plan	20,705
Total	5,276,726

(8)
Equity‑based Compensation

On January 1, 2022, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (“ESPP”) was increased by 3,484,942 shares and 696,988 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of June 30, 2022, there were an aggregate of 2,259,432 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 1,341,339 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$378	$359	$753	$774
General and administrative	599	517	1,114	979
	$977	$876	$1,867	$1,753

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$845	$800	$1,665	$1,499
Restricted stock awards	113	62	166	234
ESPP	19	14	36	20
	$977	$876	$1,867	$1,753

During the six months ended June 30, 2022, the Company granted 2,889,149 stock options with a weighted average exercise price of $1.84. As of June 30, 2022, there was $6.6 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.8 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the six months ended June 30, 2022, the Company granted 507,260 restricted stock awards with a weighted average grant date fair value per share of $1.97. As of June 30, 2022, there was approximately $1.4 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.3 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

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

During the six months ended June 30, 2022, the Company recognized $0.4 million as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss associated with the Roche Collaboration and Option Agreement. Deferred revenue from the collaboration amounted to $0.1 million as of June 30, 2022, all of which is included in current liabilities.

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the 2021 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the June 30, 2022 consolidated balance sheet. At June 30, 2022, the Company had remaining balances of $1.7 million and $7.8 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

	As of June 30,
	2022	2021
Unvested restricted common stock awards	670,950	346,461
Outstanding options to purchase common stock	6,923,868	4,605,714
Potential shares issuable under the ESPP	20,705	10,240

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

The Company’s commitments are described in the Company’s consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Annual Report on Form 10-K filed with the SEC on March 17, 2022. On

January 21, 2022, the Company entered into two Statements of Work with Azzur Group, LLC (Azzur). Pursuant to the first of the SOWs (the Third SOW), the Company has agreed to pay Azzur $650,000 to renovate and upgrade the cleanroom space at Azzur for the Company’s expanded use. The second of the SOWs (the Fourth SOW) replaces the Second SOW that the Company entered into with Azzur on April 29, 2021. The Fourth SOW extends the term of the lease, for the period beginning January 2022 through March 2023 (the Third Term). The Fourth SOW contains an option to extend the lease. As of June 30, 2022, the Company determined that it was more likely than not to exercise the option to extend the lease. The Third and Fourth SOWs resulted in an adjustment to the operating lease right-of-use asset and corresponding operating lease liabilities of $1.8 million. The total remaining liability associated with the Azzur lease is approximately $2.9 million as of June 30, 2022. For a full description of the Azzur embedded lease, refer to Note 13, Leases in the 2021 Annual Report.

(12)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of June 30, 2022, Ginkgo owned 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2021 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At June 30, 2022, the Company had remaining balances of $1.7 million and $7.8 million of current and non-current pre-paid research and development costs related to this transaction, respectively. The Company used $1.2 million and $1.7 million of the pre-paid research and development expenses for the three and six months ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2022 (the 2021 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Please see “Risk Factors” beginning on page [24] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

Business Overview

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

PKU

Overview

Our PKU program includes two development candidates, SYNB1618 and SYNB1934. SYNB1618 and SYNB1934 are orally administered, non-systemically absorbed drug candidates being studied as potential treatments for PKU, a genetic disease caused by potentially neurotoxic levels of the amino acid Phe. Treatment options for PKU are currently limited due to efficacy and safety, with an estimated 75% of US patients remaining in need of treatment, and many of those who are treated in need of additional Phe-lowering. We designed our drug candidates to reduce levels of Phe in people with PKU using precision genetic engineering of the well-characterized probiotic E. coli Nissle. Findings to date support the potential for an efficacious, safe, convenient, and flexible treatment option for PKU and SYNB1618 has received both Orphan Drug and Fast Track designations by the U.S Food and Drug Administration (FDA). SYNB1618 has received orphan designation for the treatment of PKU from the European Medicines Agency (EMA). Both SYNB1618 and SYNB1934 are being studied in the Phase 2 SynPheny-1 clinical trial, with data expected in the second half of 2022, and initiation of the Phase 3 trial expected to begin in the first half of 2023.

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

We initiated a Phase 2 clinical trial with SYNB1618 in the third quarter of 2020, referred to as the SynPheny-1 clinical trial. The SynPheny-1 trial is designed to evaluate safety and tolerability of a solid oral formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients. In September 2021, an interim analysis of the ongoing SynPheny-1 trial found that SYNB1618 demonstrated statistically significant reductions in blood Phe levels. With this proof of concept established and the program data to date, we expect to progress to Phase 3 development of the PKU program and began preparation activities while completing the remainder of the Phase 2 clinical trial.

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

In September 2021, we announced results from the head-to-head portion of the Phase 1 clinical trial. SYNB1934 showed an approximately two-fold higher activity level than SYNB1618 in a head-to-head comparison based on biomarkers of Phe consumption, confirming greater potency. Additionally, based on this interim analysis, SYNB1934 demonstrated a safety and tolerability profile similar to other Synthetic Biotics, including SYNB1618, at equivalent doses, establishing a safety bridge. With these results, we added the ongoing Arm 2 to the SynPheny-1 Phase 2 clinical trial to assess the activity of SYNB1934 in PKU patients.

The SynPheny-1 Phase 2 clinical trial is continuing to the final analysis with both a SYNB1618 arm and a SYNB1934 arm. Based on the findings to date for both drug candidates and progress made on manufacturing, we have focused ongoing Phase 3 trial readiness activities with SYNB1934 as the expected candidate. Upon completion of the Phase 2 clinical trial and an end of Phase 2 clinical trial meeting with the FDA, we intend to initiate a pivotal Phase 3 clinical trial.

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

In November 2021 we announced the nomination of SYNB1353, a novel, orally administered, non-systemically absorbed live biotherapeutic drug candidate engineered to consume methionine in the gastrointestinal (GI) tract thereby lowering an amino acid known as tHcy in HCU patients and potentially allowing an increase in natural protein intake. SYNB1353 was developed as part of a research collaboration with Ginkgo. We hold worldwide development and commercialization rights to SYNB1353. We plan to initiate a Phase 1 clinical trial of SYNB1353 for the treatment of HCU and expect to report Phase 1 trial data in healthy volunteers in the second half of 2022.

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

Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira® (adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the Centers for Disease Control (CDC), in 2015 an estimated three million adults in the United States were reported as being diagnosed with IBD. In June of 2021 we entered into a research collaboration and option agreement with Roche (the Roche Collaboration and Option Agreement) for the discovery of a novel Synthetic Biotic for the treatment of IBD. In addition, we continue to advance additional, wholly-owned preclinical research efforts in IBD.

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

We hold all rights to develop IBD Synthetic Biotics for all effectors targeting IBD. This allows us to leverage our expertise in strain engineering, quantitative biology, regulatory, and manufacturing to expand our wholly owned GI-based program portfolio to include IBD. We may enter into strategic alliances in the future to maximize the value of our programs and our Synthetic Biotic platform.

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

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotics. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have funded our operations to date primarily with proceeds from the sale of preferred stock, common stock, preferred units, warrants, payments received under the Roche Collaboration and Option agreement, prior collaborations, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $15.8 million and $31.5 million for the three and six months ended June 30, 2022, respectively and $14.5 million and $29.5 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $322.4 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Effects of Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation, has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Financial Overview

Revenue

Revenue for the three and six months ended June 30, 2022 was generated from the Roche Collaboration and Option Agreement. In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of novel Synthetic Biotics for the treatment of IBD. The collaboration agreement contains multiple deliverables, which include an exclusive option for Roche to negotiate a definitive collaboration and license agreement for further development of the Product Candidate and acquire research and development milestones. See Note 9, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
SYNB1618	$750	$1,035	$1,516	$2,012
SYNB1934	238	407	755	497
SYNB8802	926	673	2,058	2,414
SYNB1353	270	—	270	—
SYNB1891	238	593	454	1,355
External pre-development candidate expenses and unallocated expenses	2,421	1,135	3,972	2,167
Internal research and development expenses	7,214	6,876	14,770	13,454
	$12,057	$10,719	$23,795	$21,899

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

Our critical accounting policies are described in our 2021 Annual Report. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	For the Three Months Ended		Change
	June 30, 2022	June 30, 2021	$
	(in thousands)
Revenue	$152	$246	$(94)
Operating expenses:
Research and development	12,057	10,719	1,338
General and administrative	4,112	4,061	51
Total operating expenses	16,169	14,780	1,389
Loss from operations	(16,017)	(14,534)	(1,483)
Other income (expense):
Interest and investment income	169	50	119
Interest expense	(1)	(1)	—
Other income	7	—	7
Total other income, net	175	49	126
Net loss	$(15,842)	$(14,485)	$(1,357)

Revenue

Revenue for the three months ended June 30, 2022 and for the corresponding period in 2021 was $0.2 million. The revenue recognized was related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $12.1 million for the three months ended June 30, 2022 compared to $10.7 million in the corresponding period in 2021. The increase in research and development expense was primarily due to an increase of $0.7 million of nonclinical development costs, $0.4 million in professional services, $0.3 million in research and development support costs, and additional increases of $0.3 million of clinical development costs for SYNB1353 and $0.2 million of clinical development costs for SYNB8802, and increased manufacturing costs of $0.1 million. These increases were offset by decreases of $0.4 million of clinical development costs for SYNB1891 and $0.2 million of clinical development costs for SYNB1618.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2022 and for the corresponding period in 2021 was $4.1 million.

Other Income (Expense)

Other income was $0.2 million for the three months ended June 30, 2022, compared to $0.1 million for the corresponding period in 2021. The increase in other income of $0.1 million was related to an increase in interest income generated by our investment account.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	For the Six Months Ended		Change
	June 30, 2022	June 30, 2021	$
	(in thousands)
Revenue	$396	$246	$150
Operating expenses:
Research and development	23,795	21,899	1,896
General and administrative	8,383	7,912	471
Total operating expenses	32,178	29,811	2,367
Loss from operations	(31,782)	(29,565)	(2,217)
Other income (expense):
Interest and investment income	236	110	126
Interest expense	(2)	(1)	(1)
Other income	9	—	9
Total other income, net	243	109	134
Net loss	$(31,539)	$(29,456)	$(2,083)

Revenue

Revenue was $0.4 million for the six months ended June 30, 2022, compared to $0.2 million for the six months ended June 30, 2021. Revenue for both periods was related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $23.8 million for the six months ended June 30, 2022, compared to $21.9 million in the corresponding period in 2021. The increase in research and development expense was due to increases of $0.7 million in professional services, $0.7 million in research and development support costs, $0.6 million of compensation, benefits and other employee-related expenses, $0.4 million of manufacturing costs, $0.4 million of nonclinical development costs, $0.3 million of clinical development costs for SYNB1353 and $0.1 million of clinical development costs for SYNB1618. These increases were partially offset by decreases of $0.9 million of clinical development costs for SYNB1891 and $0.4 million of clinical development costs for SYNB8802.

General and Administrative Expense

General and administrative expense was $8.4 million for the six months ended June 30, 2022 compared to $7.9 million for the corresponding period in 2021. The increase was primarily due to increases in compensation, benefits and other employee-related expenses, and headcount-related expenses.

Other Income (Expense)

Other income was $0.2 million for the six months ended June 30, 2022, compared to $0.1 million for the corresponding period in 2021. The increase in other income of $0.1 million was related to an increase in interest income generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of June 30, 2022 we had an accumulated deficit of approximately $322.4 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At June 30, 2022, we had approximately $106.8 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. Our available-for-sale securities include amounts held in corporate debt securities, commercial paper and U.S. government agency securities and treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2022, our cash, cash equivalents and short-term marketable securities balance decreased approximately $29.8 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform. These decreases were offset by the proceeds from maturity of marketable securities.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(29,046)	$(25,321)
Investing activities	43,371	(18,591)
Financing activities	138	40,649
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,463	$(3,263)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $29.0 million for the six months ended June 30, 2022. The primary use of cash was our net loss of $31.5 million, changes in our assets and liabilities of $2.1 million, partially offset by $4.6 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include decreases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, increases in the operating lease liability, decreases in prepaid expenses and other current assets, decreases in accounts payable and accrued expenses, and decreased deferred revenue.

Net cash, cash equivalents and restricted cash used in operating activities was approximately $25.3 million for the six months ended June 30, 2021. The primary use of cash was our net loss of $29.5 million, which was partially offset by $4.1 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. There was a decrease in working capital, primarily related to decreases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, decreases in prepaid expenses and other current assets, and decreases in accrued expenses, offset by increases in accounts payable, operating lease liability, and deferred revenue.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $43.4 million and resulted primarily from the proceeds from maturity of marketable securities of $85.1 million. This was offset by the purchases of marketable securities of $41.1 million and property and equipment of $0.6 million.

Net cash used in investing activities for the six months ended June 30, 2021 was approximately $18.6 million and resulted primarily from the proceeds from maturity of marketable securities of $54.3 million and proceeds from redemption of marketable securities of $1.3 million. This was offset by the purchases of marketable securities of $74.0 million and property and equipment of $0.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 totaled $0.1 million, primarily related to proceeds of $0.1 million from exercise of stock options and ESPP contributions.

Net cash provided by financing activities for the six months ended June 30, 2021 was approximately $40.6 million, primarily related to net proceeds of $32.6 million from the sale of our shares of common stock in an underwritten public offering in April 2021, $8.0 million from the sale of our shares of common stock in the ATM offering program and proceeds of $0.1 million from exercise of stock options and ESPP contributions, offset by payments of withholding taxes for employees relating to restricted stock awards.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We are currently generating revenue from our Roche collaboration but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of June 30, 2022, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•
A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or geopolitical tensions, such as the armed conflict between Russia and Ukraine, may materially and adversely affect our business and our financial results.
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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $15.8 million and $31.5 million for the three and six months ended June 30, 2022, respectively and $14.5 million and $29.5 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $322.4 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In April 2018, we dosed our first subject in a Phase 1/2a clinical trial of SYNB1618 which is being developed for the treatment of patients with PKU. In January 2020, we announced that we had dosed the first subject in our Phase 1 clinical trial of SYNB1891 which is being developed for the treatment of patients with solid tumors and lymphoma. In November of 2020, we announced that we had initiated the Phase 2 clinical trial of SYNB1618, referred to as the SynPheny-1 clinical trial, and the Phase 1 clinical trial of SYNB8802. In the third quarter of 2021, we added an arm evaluating SYNB1934 to the ongoing SynPheny-1 clinical trial and in February 2022 we dosed our first subject. In the second half of 2022, we plan to initiate a Phase 1 clinical trial of SYNB1353, which is being developed for the treatment of patients with HCU. All of our other therapeutic programs are still in the preclinical or clinical development stage. We will need to transition from a company with a focus on research and clinical development to a company capable of commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our Synthetic Biotic therapeutic platform, including demonstrating proof of concept of our lead program in PKU, proof of mechanism for enteric hyperoxaluria, and the initiation of IND-enabling for a potential treatment for HCU. Our future success depends on our successful development of viable product candidates. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved.

The clinical trial and manufacturing requirements of the FDA, the EMA and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as Synthetic Biotics may be more expensive and take longer than for other, better known or more extensively studied therapeutic modalities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by the EMA or national regulatory agencies may not be indicative of what the FDA, and vice versa, may require for approval and different or additional preclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

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

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early-stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well-tolerated in Phase 1b/2a clinical trial, the trial showed it did not lower blood ammonia in patients with cirrhosis. As a result, we have become more dependent on the success of our SYNB1618, SYNB1934, SYNB8802 and SYNB1353 programs.

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

As part of our business strategy, we have developed and may in the future develop product candidates that may be eligible for FDA and European Commission orphan drug designation. In October 2017, the FDA granted orphan drug designation to SYNB1618 for the treatment of PKU. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat, diagnose or prevent rare diseases or conditions that affect fewer than 200,000 people in the United States. In the EU, orphan drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU. In May 2022, the EMA granted orphan designation to SYNB1618 for the treatment of PKU. The company that first obtains FDA approval for a designated orphan drug for the associated rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are in effect in the EU with a ten-year period of market exclusivity.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of healthy volunteers or patients suffering from the disease or condition the product candidate is intended to treat and who meet other eligibility criteria. The timing of our clinical trials depends on our ability to recruit eligible subjects to participate as well as the completion of required follow-up evaluations. Patients and healthy volunteers may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons including due to concerns posed by the COVID-19 pandemic. Rates of patient enrollment are affected by many factors, including the size of the potential patient population, the age and condition of the patients, the stage and severity of disease or condition, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease or condition, the perceived risks, the clinical trial administration practices of the CRO or clinical trial sites, labor shortages at the CRO or clinical trial sites, benefits and convenience of administration of the product candidate being studied, the patient referral practices of physicians, the amount of attention provided to our trial by clinical trial sites, our efforts and CRO efforts to facilitate timely enrollment in clinical trials, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or geopolitical tensions, such as the armed conflict between Russia and Ukraine, may materially and adversely affect our business and our financial results.

The coronavirus outbreak and the armed conflict between Russia and Ukraine has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials. In addition, there could be a potential effect of COVID-19 to the business at the FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. For example, in 2021, we experienced delays with the FDA that we believe were related to COVID-19. In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. For example, in 2021, the ability of site IRBs to meet and review protocol amendments were delayed due to COVID-19. Sites were also unable at times to schedule in-person screening visits with potential patients during certain times in 2021. Our CROs and clinical trial sites also experienced labor shortages in 2022 and 2021. Some patients may not be able to comply with clinical trial protocols if quarantines or their concerns about COVID-19 impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 has adversely impacted our clinical trial operations.

The continued spread globally could also have a material adverse effect on our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

We continue to monitor the potential impact of the coronavirus outbreak, and any associated restrictions on travel and work that have been implemented, on our business and pre-clinical and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. We will continue to carefully monitor the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

COVID-19 may also affect employees of third-party contract research organizations and contract manufacturing organizations located in affected geographies that we rely upon to carry out our clinical trials. For example, there were delays in laboratory analyses of patient samples due to pandemic related staffing issues at our contract research organizations. In addition, we have taken precautionary measures, for example, mandating vaccines, and may take additional measures, intended to help minimize the risk of the virus to our employees. We will continue to adjust these measures as necessary and as we are able in the future to balance the needs of the business with the safety of our employees.

We cannot presently predict the extent to which current or future business shutdowns and disruptions may impact or limit our ability or the ability of any of the third parties with which we engage to conduct business in the manner and on the timelines presently planned. Any such impacts or limitations could have a material adverse impact on our business and our results of operation and financial condition. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. A recession or market correction resulting from the spread of COVID-19 or the geopolitical tensions in Russia and Ukraine, could materially affect our business and the price of our common stock.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. The coronavirus pandemic has also adversely affected the operations of necessary government agencies. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Based on the beneficial ownership of our common stock as of August 4, 2022, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 48.6% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of August 4, 2022, there were a total of 70,229,592 shares of our common stock outstanding.

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

Date: August 11, 2022

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL JENSEN
Michael Jensen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)