Form 10-Q
period 2022-09-30
SYNLOGIC, INC.
filed 2022-11-10
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, there were 70,519,940 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$15,622	$16,438
Short-term marketable securities	76,034	112,150
Accounts receivable	1,500	—
Prepaid expenses and other current assets	4,302	4,721
Total current assets	97,458	133,309
Long-term marketable securities	—	8,041
Property and equipment, net	7,901	9,088
Right of use asset - operating lease	14,240	13,889
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	7,529	9,309
Other assets	12	3
Total assets	$128,237	$174,736
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,718	$1,944
Accrued expenses	4,770	4,402
Deferred revenue	971	531
Lease liability - operating lease	4,130	3,191
Finance lease obligations	13	12
Total current liabilities	11,602	10,080
Long-term liabilities:
Lease liability - operating lease, net of current portion	16,199	17,372
Finance lease obligations, net of current portion	8	18
Total long-term liabilities	16,207	17,390
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2022 and December 31, 2021. 70,285,495 shares issued and outstanding as of September 30, 2022 and 69,698,844 shares issued and outstanding as of December 31, 2021.	70	70
Additional paid-in capital	441,072	438,113
Accumulated other comprehensive loss	(391)	(45)
Accumulated deficit	(340,323)	(290,872)
Total stockholders' equity	100,428	147,266
Total liabilities and stockholders' equity	$128,237	$174,736

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$678	$916	$1,074	$1,162
Operating expenses:
Research and development	14,610	13,355	38,405	35,254
General and administrative	4,402	3,616	12,785	11,528
Total operating expenses	19,012	16,971	51,190	46,782
Loss from operations	(18,334)	(16,055)	(50,116)	(45,620)
Other income (expense):
Interest and investment income	422	41	658	151
Interest expense	(1)	(1)	(3)	(2)
Other income (expense)	1	(1)	10	(1)
Total other income, net	422	39	665	148
Net loss	$(17,912)	$(16,016)	$(49,451)	$(45,472)

Net loss per share - basic and diluted	$(0.25)	$(0.29)	$(0.69)	$(0.91)
Weighted-average common stock outstanding - basic and diluted	72,108,113	55,336,936	72,061,935	49,730,231
Comprehensive loss:
Net loss	$(17,912)	$(16,016)	$(49,451)	$(45,472)
Net unrealized (loss) gain on marketable securities	42	(2)	(346)	(5)
Comprehensive loss	$(17,870)	$(16,018)	$(49,797)	$(45,477)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Total
	Shares	Amount	capital	income (loss)	deficit	equity
	For the Three Months Ended September 30, 2022
Balance at June 30, 2022	70,230,235	$70	$440,124	$(433)	$(322,411)	$117,350
Issuance of common stock under employee stock purchase plan	66,139	—	54	—	—	54
Cancellation of restricted stock	(10,879)	—	—	—	—	—
Equity-based compensation expense	—	—	894	—	—	894
Unrealized gain (loss) on securities	—	—	—	42	—	42
Net loss	—	—	—	—	(17,912)	(17,912)
Balance at September 30, 2022	70,285,495	$70	$441,072	$(391)	$(340,323)	$100,428
	For the Three Months Ended September 30, 2021
Balance at June 30, 2021	52,375,344	$52	$387,782	$11	$(259,767)	$128,078
Proceeds from issuance of common stock, net of issuance costs	17,250,000	18	48,426	—	—	48,444
Exercise of options	93,033	—	209	—	—	209
Issuance of common stock under employee stock purchase plan	23,592	—	61	—	—	61
Cancellation of restricted stock	(34,428)	—	—	—	—	—
Equity-based compensation expense	—	—	808	—	—	808
Unrealized gain (loss) on securities	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(16,016)	(16,016)
Balance at September 30, 2021	69,707,541	$70	$437,286	$9	$(275,783)	$161,582
	For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	69,698,844	$70	$438,113	$(45)	$(290,872)	$147,266
Exercise of options	35,562	—	61	—	—	61
Issuance of restricted stock	507,260	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	106,629	—	137	—	—	137
Cancellation of restricted stock	(62,800)	—	—	—	—	—
Equity-based compensation expense	—	—	2,761	—	—	2,761
Unrealized gain (loss) on securities	—	—	—	(346)	—	(346)
Net loss	—	—	—	—	(49,451)	(49,451)
Balance at September 30, 2022	70,285,495	$70	$441,072	$(391)	$(340,323)	$100,428
	For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	$115,135
Proceeds from issuance of common stock in connection with ATM offering, net of issuance costs	2,447,211	3	8,047	—	—	8,050
Proceeds from issuance of common stock, net of issuance costs	28,750,000	29	80,990	—	—	81,019
Exercise of options	125,146	—	273	—	—	273
Issuance of restricted stock	242,454	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	42,653	—	94	—	—	94
Restricted stock awards withheld for payment of employees' withholding tax liability	(18,187)	—	(73)	—	—	(73)
Cancellation of restricted stock	(65,009)	—	—	—	—	—
Equity-based compensation expense	—	—	2,561	—	—	2,561
Unrealized gain (loss) on securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(45,472)	(45,472)
Balance at September 30, 2021	69,707,541	$70	$437,286	$9	$(275,783)	$161,582

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(49,451)	$(45,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,907	1,832
Equity-based compensation expense	2,761	2,561
Accretion/amortization of investment securities	(364)	243
Change in carrying amount of operating lease right of use asset	2,347	1,532
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	(1,000)
Prepaid expenses and other current assets	419	854
Prepaid research and development, net of current portion	1,780	840
Accounts payable and accrued expenses	107	455
Deferred revenue	440	988
Operating lease liabilities	(2,932)	(1,968)
Other assets	(9)	(3)
Net cash used in operating activities	(44,495)	(39,138)
Cash flows from investing activities:
Purchases of marketable securities	(66,191)	(97,981)
Proceeds from maturity of marketable securities	110,366	77,272
Proceeds from redemption of marketable securities	—	1,270
Purchases of property and equipment	(685)	(507)
Net cash provided by (used in) investing activities	43,490	(19,946)
Cash flows from financing activities:
Payments on finance lease obligations	(9)	(6)
Proceeds from issuance of common stock, net of issuance costs	—	81,167
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	8,047
Proceeds from employee stock purchases and exercise of stock options	198	367
Payment of employee withholding taxes relating to restricted stock awards	—	(73)
Net cash provided by financing activities	189	89,502
Net increase (decrease) in cash, cash equivalents and restricted cash	(816)	30,418
Cash, cash equivalents and restricted cash at beginning of period	17,535	33,604
Cash, cash equivalents and restricted cash at end of period	$16,719	$64,022

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$2,698	$460
Property and equipment purchases included in accounts payable and accrued expenses	$35	$138
Supplemental disclosure of non-cash financing activities:
Purchase under finance lease	$—	$36
Issuance costs included in accounts payable and accrued expenses	$—	$145
Cash paid for interest	$2	$1

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

Risks and Uncertainties

At September 30, 2022, the Company had approximately $91.7 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $340.3 million. Since its inception through September 30, 2022, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, collaborations, including with Roche, and cash received in the Merger (defined below). In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance of these financial statements.

As an early-stage company, the Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract manufacturing organizations (CMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or alliances.

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through September 30, 2022, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are uncertain at this time.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on March 17, 2022 (the 2021 Annual Report), have had no material changes during the three and nine months ended September 30, 2022.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s 2021 and 2020 audited consolidated financial statements and notes included in the 2021 Annual Report. The consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2022 and 2021. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or future year or period.

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

At September 30, 2022 and December 31, 2021, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Money market funds	$13,627	$13,627	$—	$—
Commercial paper (included in cash and cash equivalents)	1,995	—	1,995	—
Commercial paper	56,758	—	56,758	—
Corporate debt securities	—	—	—	—
U.S. government agency securities and treasuries	19,276	19,276	—	—
Total	$91,656	$32,903	$58,753	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Money market funds	$16,437	$16,437	$—	$—
Commercial paper	106,277	—	106,277	—
Corporate debt securities	5,873	—	5,873	—
U.S. government agency securities and treasuries	8,041	8,041	—	—
Total	$136,628	$24,478	$112,150	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at September 30, 2022 and December 31, 2021 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)
Available-for-Sale Investments

The following tables summarize the available-for-sale securities held at September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$56,943	$—	$(185)	$56,758
Corporate debt securities	—	—	—	—
U.S. government agency securities and treasuries	19,482	—	(206)	19,276
Total	$76,425	$—	$(391)	$76,034

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$106,298	$8	$(29)	$106,277
Corporate debt securities	5,876	—	(3)	5,873
U.S. government agency securities and treasuries	8,062	—	(21)	8,041
Total	$120,236	$8	$(53)	$120,191

The contractual maturity of all securities held at September 30, 2022 was eight months or less. There were 28 and 20 investments in an unrealized loss position at September 30, 2022 and December 31, 2021, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at September 30, 2022 and December 31, 2021 was $76.0 million and $72.2 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at September 30, 2022.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$9,263	$8,274
Computer and office equipment	793	756
Furniture and fixtures	500	500
Leasehold improvements	9,820	9,561
Construction in progress	52	623
	20,428	19,714
Less accumulated depreciation	(12,527)	(10,626)
Property and equipment, net	$7,901	$9,088

(6)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll related	$2,960	$3,495
Professional fees	471	298
Research and development	999	336
Other	340	273
Total accrued expenses	$4,770	$4,402

(7)
Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the Pre-Funded Warrants) to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Pre-Funded Warrants have been exercised as of September 30, 2022. (See Note 9, Collaboration Agreements: Ginkgo Collaboration).

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

In July 2021, the Company entered into a new sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM offering program, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the nine months ended September 30, 2022, no shares of common stock were sold pursuant to the sales agreement with Jefferies.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

September 30, 2022
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	3,028,542
Employee Stock Purchase Plan	—
Total	5,576,659

(8)
Equity‑based Compensation

On January 1, 2022, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (“ESPP”) was increased by 3,484,942 shares and 696,988 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of September 30, 2022, there were an aggregate of 1,824,645 shares available for future grant under the 2017 Stock Incentive Plan (the "2017 Plan") and the 2015 Plan, and 1,275,200 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$390	$319	$1,143	$1,093
General and administrative	504	489	1,618	1,468
	$894	$808	$2,761	$2,561

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$764	$744	$2,429	$2,243
Restricted stock awards	111	50	277	284
ESPP	19	14	55	34
	$894	$808	$2,761	$2,561

During the nine months ended September 30, 2022, the Company granted 3,440,399 stock options with a weighted average exercise price of $1.70. As of September 30, 2022, there was $6.1 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.71 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the nine months ended September 30, 2022, the Company granted 507,260 restricted stock awards with a weighted average grant date fair value per share of $1.97. As of September 30, 2022, there was approximately $1.3 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 3.0 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

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

During the nine months ended September 30, 2022 and 2021, the Company recognized $1.1 million and $1.2 million, respectively, as collaboration revenue associated with the Roche Collaboration and Option Agreement. During the three months ended September 30, 2022 and 2021, the Company recognized $0.7 million and $0.9 million, respectively, as collaboration revenue associated with the Roche Collaboration and Option Agreement. Deferred revenue from the collaboration amounted to $1.0 million as of September 30, 2022, all of which is included in current liabilities. Additionally, the Company recorded accounts receivable of $1.5 million as of September 30, 2022 as a result of having earned a milestone under the Roche Collaboration and Option Agreement in August 2022.

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the 2021 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the September 30, 2022 consolidated balance sheet. At September 30, 2022, the Company had remaining balances of $1.3 million and $7.5 million of current and non-current prepaid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

	As of September 30,
	2022	2021
Unvested restricted common stock awards	660,071	312,033
Outstanding options to purchase common stock	7,369,534	4,537,618
Potential shares issuable under the ESPP	—	—

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

The Company’s commitments are described in the Company’s consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Annual Report on Form 10-K filed with the SEC on March 17, 2022. On January 21, 2022, the Company entered into two Statements of Work with Azzur Group, LLC (Azzur). Pursuant to the first of the SOWs (the Third SOW), the Company has agreed to pay Azzur $650,000 to renovate and upgrade the cleanroom space at Azzur for the Company’s expanded use. The second of the SOWs (the Fourth SOW) replaces the Second SOW that the Company entered into with Azzur on April 29, 2021. The Fourth SOW extends the term of the lease, for the period beginning January 2022 through March 2023 (the Third Term). The Fourth SOW contains an option to extend the lease. As of September 30, 2022, the Company determined that it was more likely than not to exercise the option to extend the lease. The Third and Fourth SOWs resulted in an adjustment to the operating lease right-of-use asset and corresponding operating lease liabilities of $1.8 million. The total remaining liability associated with the Azzur lease is approximately $2.4 million as of September 30, 2022. For a full description of the Azzur embedded lease, refer to Note 13, Leases in the 2021 Annual Report.

(12)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of September 30, 2022, Ginkgo owned 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2021 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At September 30, 2022, the Company had remaining balances of $1.3 million and $7.5 million of current and non-current prepaid research and development costs related to this transaction, respectively. The Company used $0.7 million and $2.4 million of the prepaid research and development expenses for the three and nine months ended September 30, 2022.

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

Our Drug Candidate Pipeline

Synlogic’s pipeline includes its lead program in phenylketonuria (PKU), which has demonstrated proof of concept with plans to start a pivotal, Phase 3 study in the first half of 2023, and additional novel drug candidates designed to treat homocystinuria (HCU), enteric hyperoxaluria and gout. The rapid advancement of these Synthetic Biotics has been enabled by Synlogic’s reproducible, target-specific drug design, with a focus on metabolic and immunological diseases. In addition to its clinical programs, Synlogic has a research collaboration with Roche focused on the discovery of a novel Synthetic Biotic for the treatment of inflammatory bowel disease (IBD). Synlogic has also developed two drug candidates through a research collaboration with Ginkgo Bioworks, Inc. (Ginkgo), SYNB1353, designed to consume methionine for the potential treatment of HCU, and SYNB2081, designed to lower uric acid for the potential treatment of gout, as well as additional undisclosed preclinical assets by combining Synlogic’s approach to Synthetic Biotics with Ginkgo’s Codebase and Foundry services.

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

PKU

Overview

Our PKU program historically has included two development candidates, SYNB1618 and SYNB1934. We developed both first generation SYNB1618 and the further optimized, next-generation SYNB1934, as orally administered, non-systemically absorbed potential biotherapeutics for the treatment for PKU, a genetic disease caused by inherited mutations that impair the PAH enzyme’s ability to metabolize phenylalanine (Phe), an amino acid found in natural protein that can become neurotoxic at high levels and lead to neurocognitive impairments and developmental disorders. The key to risk reduction in PKU is lifelong metabolic control of Phe levels. The PKU population is relatively large for a rare disease, with ~17,000 in the US and more than ~150,000 globally diagnosed due to widespread newborn screening.

Treatment options for PKU are currently limited due to efficacy and safety, and many of those who are treated remain in need of additional Phe-lowering. Our approach focuses on reducing plasma levels of Phe by consuming Phe in the gastrointestinal (GI) tract. Both candidate strains are based on the shared chassis of the well-characterized probiotic E. coli Nissle, and were designed as Synthetic Biotics using precision genetic engineering to produce PAL and LAAD, both phe-consuming enzymes. We introduced SYNB1934 as a next generation strain, and it reflects additional optimization of the PAL enzyme specifically for greater Phe consumption. Findings to date support the potential for an efficacious, safe, convenient, and flexible treatment option for PKU that could be used as both a monotherapy for currently untreated patients, as well as an adjunctive treatment option for patients currently taking sapropterin (Kuvan®). SYNB1618 has received both Orphan Drug and Fast Track designations by the US Food and Drug Administration (FDA) and orphan medicinal product designation by the European Medicines Agency.

We have completed enrollment in our Phase 2 study, Synpheny-1, with the objective of evaluating the safety, tolerability, and efficacy of both drug candidates. The study also served to provide confirmation of Phe-consuming activity as expected in PKU patients, and to inform the trial design and dose ramp that are expected for the pivotal Phase 3 study.

The Phase 2 Synpheny-1 study met these objectives, with top-line results including:

•
The study enrolled 20 patients with PKU; eleven patients were enrolled in the SYNB1618 arm and nine patients were enrolled in the SYNB1934 arm.
•
Both strains demonstrated clinically meaningful reductions on fasting plasma Phe levels. On an “all comers” basis, the day 14 mean change from baseline in fasting plasma Phe was -20% for SYNB1618 and -34% for SYNB1934.
•
Results were consistent and positive across all measured indicators of activity for both drug candidates, including plasma D5-Phe, plasma D5-trans-cinnamic acid (TCA); and urinary D5-hippuric acid (HA), with numerically greater changes observed for SYNB1934, consistent with previously shared results in healthy volunteers in our Phase 1 study.
•
Results from patients who were already taking sapropterin (Kuvan®) at baseline, and then received SYNB1618 and SYNB1934, were consistent with the overall efficacy profile, demonstrating the potential for adjunctive use.
•
All adverse events were mild or moderate in severity, were predominantly gastrointestinal (GI) in nature, and resolved upon cessation of treatment. There were no serious adverse events (SAEs).

The Synpheny-1 Phase 2 Study

The Synpheny-1 study was a Phase 2, open-label, 29-day study to assess safety, tolerability and efficacy in SYNB1618 and SYNB1934 in patients with PKU. The study included a dose-ramp regimen over 15 days of treatment, with days 7 through 14 at the constant dose of 1x1012live cells. Endpoints included plasma Phe, the biomarker used in the clinical management of PKU and primary endpoint in pivotal studies of previously approved PKU medications.

We also assessed the effectiveness of our approach to consuming Phe through these Synthetic Biotics by reviewing multiple strain-specific biomarkers. An important goal of Synpheny-1 was to confirm proof of concept by demonstrating phe-metabolizing activity in patients with these biomarkers. One assessment included a tracer study in which patients took labeled D5-Phe as part of a test meal followed by a 24-hour collection period. This was done at baseline and after the treatment period to assess the drug’s effect. We also measured two metabolic byproducts which can only be produced if the strains are consuming Phe via the PAL enzyme TCA in plasma and HA in urine. These highly specific biomarkers enabled us to confirm strain activity. Additional endpoints include the incidence of treatment-emergent adverse events (TEAEs). During the study, dietary intake of Phe was carefully managed to match patients’ usual protein and Phe intake to ensure that each patient provided their own internal control.

The Phase 2 study was initiated in August 2020, as a single-arm open label study with SYNB1618. Positive interim analysis findings, achieving proof of concept for SYNB1618, were reported in September 2021. In parallel, we shared findings from a Phase 1 study in healthy volunteers with SYNB1934, which included a cohort designed to provide a head-to-head safety bridge with SYNB1618. The Phase 1 study confirmed greater potency in Phe-consuming activity by SYNB1934 in healthy volunteers.

Based on the positive interim analysis with SYNB1618 and the Phase 1 findings with SYNB1934, including the safety bridge with SYNB1618, a second study arm with SYNB1934 was added to the Synpheny-1 Phase 2 study. In addition, the protocol was amended to include patients who were already taking sapropterin (Kuvan®), enabling the ability to obtain data regarding the drug candidates as adjunctive treatments to sapropterin (Kuvan®) as well as monotherapy treatment options.

Synpheny-1 enrolled 20 adults with PKU who had Phe levels over 600 micromolar at screening despite existing management, with an average Phe level of approximately 1,000 micromolar. Patient baseline demographics represented a balance of ages and genders, in addition to a range in terms of baseline Phe levels as well as diet and sapropterin (Kuvan®) use, across both arms of the study, that is consistent with the broader population.

Top-Line Efficacy Findings

Results included achieving reductions in levels of fasting plasma Phe from baseline for both strains. On an “all comers” basis, the day 14 mean change from baseline in fasting plasma Phe was -20% for SYNB1618 and -34% for SYNB1934.

Response was defined as >20% reduction in Phe at either day 7 or day 14. Overall, 60% of patients enrolled in the study met these criteria (six of the ten patients dosed with SYNB1618 and three of the five patients that have completed dosing with SYNB1934). Phe reduction for those responders in aggregate averaged 42%.

Among the responders, the ranges for Phe reduction by the strain were 20%-61% and 29%-80% for SYNB1618 and SYNB1934, respectively.

Data includes findings from both SYNB1618 and SYNB1934 when provided as monotherapy or in addition to a treated baseline that included sapropterin (Kuvan®). The results were consistent with the broader efficacy findings. This was expected based on the distinct mechanism of action of these strains, and provides support for advancing into Phase 3 with the goal of a design that would support adjunctive use to sapropterin in addition to monotherapy.

As noted earlier, an important objective of the Phase 2 Synpheny-1 study was to confirm proof of concept in PKU patients by demonstrating the strains’ ability to consume Phe as designed, through the GI-restricted mechanism that converts Phe to the metabolic byproducts of TCA and HA. We were able to confirm this activity in both strains, across each measured endpoint. In addition, across each endpoint, we saw indicators of greater potency of SYNB1934. These findings are consistent with those shared last year from the head-to-head healthy volunteer Phase 1 study done with both strains. We now believe we have the additional data needed to advance to Phase 3 in the first half of next year.

Top-Line Safety Summary

Adverse events were all mild to moderate, predominantly GI in nature, and similar across SYNB1618 and SYNB1934. All AEs resolved upon cessation of treatment. There were no SAEs. Across the study, three patients discontinued due to GI-related adverse events, one withdrew consent, and one patient withdrew following an adverse event of facial flushing which was attributed to a possible allergic reaction.

Across the program, we have found GI-related adverse events to be dose-related, and to vary by individual. We have also learned through our ongoing clinical programs with Synthetic Biotics across our platform, that the incidence and severity of these adverse effects can be reduced through the use of a dose-ramp.

For our planned Phase 3 study, we plan on starting at a low dose and on incorporating best practices from probiotic dosing of a slower dose ramp, with extended time at each dose prior to advancing to the next dose. Based on these data and learnings to date, we believe this will improve the dosing experience, and ultimately help more patients benefit from treatment.

Next Steps and Phase 3 Planning

Based on our data to date, we have confirmed that SYNB1934 will be the candidate for the pivotal Phase 3 study we expect to initiate in the first half of 2023. These results are now incorporated into a total of four studies in our clinical development program that includes more than 230 individuals dosed.

Phase 3 study readiness activities are underway, and we have progressed our work on process development and stability, further de-risking the path to potential commercialization from a Chemistry, Manufacturing, and Control (CMC) perspective.

For our planned Phase 3 study, we have the precedents of two FDA-approved therapies, with similar designs. Both were approved based on a primary endpoint of plasma Phe reduction vs. placebo. Based on these precedents and learnings from our own program, we also expect our Phase 3 study to include three parts: Part 1, to identify responders and non-responders using a pre-defined responder definition of greater than or equal to 20% Phe reduction; Part 2, a placebo controlled primary analysis of plasma Phe levels in that responder population; and Part 3, an open-label extension for safety assessment purposes.

As noted above, we expect Part 1 to include a more gradual and extended dose ramp compared to what was used in the Phase 2 study, and we expect to start patients consistently at the lowest dose.

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

In November 2021 we announced the nomination of SYNB1353, a novel, orally administered, non-systemically absorbed live biotherapeutic drug candidate engineered to consume methionine in the gastrointestinal (GI) tract thereby lowering an amino acid known as tHcy in HCU patients and potentially allowing an increase in natural protein intake. SYNB1353 was developed as part of a research collaboration with Ginkgo. We hold worldwide development and commercialization rights to SYNB1353. We initiated a Phase 1 clinical trial of SYNB1353 for the treatment of HCU in July 2022 and expect to report Phase 1 trial data in healthy volunteers in the second half of 2022.

Enteric Hyperoxaluria

Enteric hyperoxaluria is an acquired metabolic disorder with no approved treatment options. It is characterized by recurrent kidney stones, caused by increased absorption of dietary oxalate, which is present in many common foods including leafy greens, nuts, and chocolate and results in oxalate deposition and resultant crystal formation in the kidneys. Enteric hyperoxaluria often occurs as a result of a primary insult to the bowel, such as inflammatory bowel disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. The disorder may cause dangerously high levels of urinary oxalate and progressive kidney damage. In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802. We initiated a Phase 1 clinical trial of SYNB8802 in the fourth quarter of 2020. SYNB8802 is being assessed for safety and tolerability, strain kinetics, changes in plasma and urine biomarkers of strain activity, and the potential to reduce urinary oxalate in the Phase 1 clinical trial. In 2021, Synlogic reported positive proof-of-mechanism for SYNB8802 from a Phase 1b clinical trial that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria. Data from a proof-of-concept trial assessing the lowering of urinary oxalate in patients who have undergone Roux-en-Y gastric bypass surgery is expected in the second half of 2022.

Gout

Gout is a metabolic disease that results in a complex and severe form of inflammatory arthritis that occurs when excess uric acid in the body forms crystals in the joints. Patients experience symptoms such as intense joint pain, inflammation and redness, and limited range of motion in the affected joints. Current treatment options present limitations in both safety and efficacy, highlighting a need for new approaches. In addition, gout is a recognized risk factor in chronic kidney disease. SYNB2081 is a Synthetic Biotic designed to lower uric acid levels systemically by metabolizing uric acid in the GI tract. We believe that this approach offers potential benefits as an orally administered, non-systemically absorbed treatment option to lower systemic levels of uric acid, thereby reducing the burden of gout. We are currently advancing SYNB2081 through IND-enabling studies.

Additional Pipeline Programs in Metabolic & Immunological Diseases

Synthetic Biotics are well-suited for addressing known disease targets that have been associated with validated biological pathways in metabolic and immunological diseases. Building on our progress in metabolic diseases, we are increasingly focusing our research efforts on immunological diseases, such as IBD, where an orally administered, non-systemically absorbed and locally acting mechanism could address medical needs by offering a differentiated product profile and patient experience.

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

Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira® (adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the Centers for Disease Control (CDC), in 2015 an estimated three million adults in the United States were reported as being diagnosed with IBD. In June of 2021 we entered into a research collaboration and option agreement with Roche (the Roche Collaboration and Option Agreement) for the discovery of a novel Synthetic Biotic for the treatment of IBD. In addition, we continue to advance additional, wholly-owned preclinical research efforts in IBD. In August 2022, we achieved our second pre-specified research milestone and earned a second milestone payment due under the terms of the Roche Collaboration and Option Agreement.

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

We developed a portfolio of Synthetic Biotics to treat certain cancers which were designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. These Synthetic Biotics could be used in combination with other cancer therapies such as checkpoint inhibitors. Our Synthetic Biotic clinical immuno-oncology (IO) candidate is SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. On November 10, 2021, we announced that our Phase 1 trial of SYNB1891 in combination with PD-L1 checkpoint inhibitor patients with advanced solid tumors or lymphoma had completed enrollment. No further studies are planned for SYNB1891 and we are focusing our research and development efforts specifically on metabolic and immunological diseases.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $17.9 million and $49.5 million for the three and nine months ended September 30, 2022, respectively and $16.0 million and $45.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $340.3 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue for the three and nine months ended September 30, 2022 was generated from the Roche Collaboration and Option Agreement. In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of novel Synthetic Biotics for the treatment of IBD. The collaboration agreement contains multiple deliverables, which include an exclusive option for Roche to negotiate a definitive collaboration and license agreement for further development of the Product Candidate and acquire research and development milestones. See Note 9, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
SYNB1618	$1,326	$983	$2,842	$2,995
SYNB1934	1,734	1,776	2,489	2,273
SYNB8802	1,080	2,258	3,138	4,672
SYNB1353	1,207	—	1,477	—
SYNB1891	28	521	482	1,876
External pre-development candidate expenses and unallocated expenses	1,850	1,127	5,822	3,294
Internal research and development expenses	7,385	6,690	22,155	20,144
	$14,610	$13,355	$38,405	$35,254

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

Our critical accounting policies are described in our 2021 Annual Report. During the nine months ended September 30, 2022, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	For the Three Months Ended		Change
	September 30, 2022	September 30, 2021	$
	(in thousands)
Revenue	$678	$916	$(238)
Operating expenses:
Research and development	14,610	13,355	1,255
General and administrative	4,402	3,616	786
Total operating expenses	19,012	16,971	2,041
Loss from operations	(18,334)	(16,055)	(2,279)
Other income (expense):
Interest and investment income	422	41	381
Interest expense	(1)	(1)	0
Other income (expense)	1	(1)	2
Total other income, net	422	39	383
Net loss	$(17,912)	$(16,016)	$(1,896)

Revenue

Revenue was $0.7 million for the three months ended September 30, 2022, as compared to $0.9 million for the three months ended September 30, 2021. The revenue for both periods was related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $14.6 million for the three months ended September 30, 2022 compared to $13.4 million in the corresponding period in 2021. The increase in research and development expense was primarily due to an increase of $1.1 million of clinical development costs for SYNB1353, $0.5 million in professional services, $0.4 million of manufacturing costs, $0.3 million of nonclinical development costs, $0.3 million in research and development support costs, $0.3 million in compensation, benefits and other employee-related expenses and $0.1 million of clinical development costs for SYNB1618. These increases were offset by decreases of $1.2 million of clinical development costs for SYNB8802, $0.4 million of clinical development costs for SYNB1891 and $0.2 million of clinical development costs for SYNB1934.

General and Administrative Expense

General and administrative expense was $4.4 million for the three months ended September 30, 2022, compared to $3.6 million for the corresponding period in 2021.The increase was primarily due to increased compensation, benefits and other employee-related expenses of $0.4 million, increased professional services of $0.3 million and increase support costs of $0.1 million.

Other Income (Expense)

Other income was $0.4 million for the three months ended September 30, 2022, compared to $0.1 million for the corresponding period in 2021. The increase in other income was related to an increase in interest income generated by our investment account.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	For the Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$
	(in thousands)
Revenue	$1,074	$1,162	$(88)
Operating expenses:
Research and development	38,405	35,254	3,151
General and administrative	12,785	11,528	1,257
Total operating expenses	51,190	46,782	4,408
Loss from operations	(50,116)	(45,620)	(4,496)
Other income (expense):
Interest and investment income	658	151	507
Interest expense	(3)	(2)	(1)
Other income (expense)	10	(1)	11
Total other income, net	665	148	517
Net loss	$(49,451)	$(45,472)	$(3,979)

Revenue

Revenue was $1.1 million for the nine months ended September 30, 2022, compared to $1.2 million for the nine months ended September 30, 2021. Revenue for both periods was related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $38.4 million for the nine months ended September 30, 2022, compared to $35.3 million in the corresponding period in 2021. The increase in research and development expense was due to increases of $1.3 million of clinical development costs for SYNB1353, $1.2 million in professional services, $1.0 million in research and development support costs, $1.0 million of compensation, benefits and other employee-related expenses, $0.8 million of manufacturing costs, $0.7 million of nonclinical development costs and $0.2 million of clinical development costs for SYNB1618. These increases were partially offset by decreases of $1.6 million of clinical development costs for SYNB8802, $1.3 million of clinical development costs for SYNB1891 and $0.2 million of clinical development costs for SYNB1934.

General and Administrative Expense

General and administrative expense was $12.8 million for the nine months ended September 30, 2022, compared to $11.5 million for the corresponding period in 2021. The increase was primarily due to increased compensation, benefits and other employee-related expenses of $1.0 million and increased professional services of $0.4 million, offset by decreases of support costs of $0.1 million.

Other Income (Expense)

Other income was $0.7 million for the nine months ended September 30, 2022, compared to $0.2 million for the corresponding period in 2021. The increase in other income was related to an increase in interest income generated by our investment account.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of September 30, 2022, we had an accumulated deficit of approximately $340.3 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At September 30, 2022, we had approximately $91.7 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. Our available-for-sale securities include amounts held in corporate debt securities, commercial paper and U.S. government agency securities and treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2022, our cash, cash equivalents and short-term marketable securities balance decreased approximately $44.9 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform. These decreases were offset by the proceeds from maturity of marketable securities.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(44,495)	$(39,138)
Investing activities	43,490	(19,946)
Financing activities	189	89,502
Net increase (decrease) in cash, cash equivalents and restricted cash	$(816)	$30,418

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $44.5 million for the nine months ended September 30, 2022. The primary use of cash was our net loss of $49.5 million, changes in our assets and liabilities of $1.7 million, partially offset by $6.7 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include decreases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, decreases in the operating lease liability, decreases in prepaid expenses and other current assets, increases in accounts receivable, as a result of having earned a milestone with the Roche collaboration in August 2022, increases in accounts payable and accrued expenses, and increases in deferred revenue.

Net cash, cash equivalents and restricted cash used in operating activities was approximately $39.1 million for the nine months ended September 30, 2021. The primary use of cash was our net loss of $45.5 million, changes in our assets and liabilities of $0.2 million, partially offset by $6.2 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities includes the addition of accounts receivable due to the $1.0 million to be received from Roche for the milestone that was achieved in September 2021, decreases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, decreases in prepaid expenses and other current assets, decreases in the operating lease liability, increases in accounts payable and accrued expenses, and increases in deferred revenue.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $43.5 million and resulted primarily from the proceeds from maturity of marketable securities of $110.4 million. This was offset by the purchases of marketable securities of $66.2 million and property and equipment of $0.7 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $19.9 million and resulted primarily from the purchases of marketable securities of $98.0 million and property and equipment of $0.5 million. This was offset by proceeds from maturity of marketable securities of $77.3 million and proceeds from redemption of marketable securities of $1.3 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $0.2 million, primarily related to ESPP contributions.

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

We are currently generating revenue from our Roche collaboration but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of September 30, 2022, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $17.9 million and $49.5 million for the three and nine months ended September 30, 2022, respectively and $16.0 million and $45.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $340.3 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

On August 20, 2019, we announced that we were discontinuing our first therapeutic program to enter clinical trials, SYNB1020, an early-stage clinical product candidate for the treatment of hyperammonemia. The decision to discontinue the program was based on top-line data from an interim analysis of a randomized, double-blind, placebo-controlled Phase 1b/2a clinical trial of the Synthetic Biotic medicine in 23 patients with cirrhosis and elevated blood ammonia. While SYNB1020 was well-tolerated in Phase 1b/2a clinical trial, the trial showed it did not lower blood ammonia in patients with cirrhosis. As a result, we have become more dependent on the success of our SYNB1934, SYNB8802 and SYNB1353 programs.

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

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials or are likely to benefit from any product candidate that we may develop, which will require those potential patients to undergo a screening assay for the presence or absence of a particular genetic sequence or clinical trait. Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate there are approximately 17,000 patients that may be diagnosed with PKU in the United States. If we, or any third parties that we engage to assist us, are unable to successfully identify patients with these diseases, or experience delays in doing so, then we may not realize the full commercial potential of any product candidate we develop.

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

The coronavirus outbreak and the armed conflict between Russia and Ukraine has affected segments of the global economy and may materially affect our operations, including potentially significant interruption of our clinical trial activities. The continued spread of the coronavirus may result in a period of business disruption, including material delays in our clinical trials. In addition, there could be a potential effect of COVID-19 to the business at the FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. For example, in 2021, we experienced delays with the FDA that we believe were related to COVID-19. In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. For example, in 2021, the ability of site IRBs to meet and review protocol amendments were delayed due to COVID-19. Sites were also unable at times to schedule in-person screening visits with potential patients during certain times in 2021. Our CROs and clinical trial sites also experienced labor shortages in 2021 and 2020. Some patients may not be able to comply with clinical trial protocols if quarantines or their concerns about COVID-19 impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 has adversely impacted our clinical trial operations.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for Fast Track designation. We were awarded Fast Track designation for SYNB1618 in April 2018 and for SYNB1353 in August 2022. Fast Track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., Nestlé Health Science S.A. (Codexis, Inc.), Homology Medicines, Inc., American Gene Technologies International Inc., Generation Bio Co., Agios Pharmaceuticals, Inc., SOM Biotech SL, Jnana Therapeutics and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Novome Biotechnologies, Inc., Federation Bio, Inc., Oxidien Pharmaceuticals L.L.C. and others are developing product candidates for enteric hyperoxaluria. Aeglea BioTherapeutics and Travere Therapeutics are both developing product candidates for HCU. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition, we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Based on the beneficial ownership of our common stock as of November 3, 2022, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 48.4% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of November 3, 2022, there were a total of 70,519,940 shares of our common stock outstanding.

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

Date: November 10, 2022

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL JENSEN
Michael Jensen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)