Form 10-K
period 2022-12-31
SYNLOGIC, INC.
filed 2023-03-29
CIK 1527599

t

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37566

SYNLOGIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1824804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Binney St., Suite 402 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 401-9975

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SYBX	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $41.5 million, computed based on the closing price of $1.15 per share on June 30, 2022.

As of March 22, 2023 there were 67,728,025 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•
The extent to which our business is adversely impacted by the effects of the coronavirus outbreak (COVID-19) or by other health epidemics or pandemics; and
•
Other risks and uncertainties, including those listed under Part I, Item 1A. “Risk Factors.”

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

PART I

Item 1. Business.

Overview

We are a late-stage clinical biotechnology company advancing the design and development of biotherapeutics based on synthetic biology. Synthetic biology is the application of engineering principles in the design of biological systems, genetic circuits and molecular components. We apply the power of synthetic biology to medicine, combining precision engineering with rational drug development to produce Synthetic Biotics: living probiotics genetically engineered to deliver therapeutic benefit.

We believe that this approach confers advantages in the design, development and commercialization of new medicines. Our drug candidates are designed through precise engineering to target validated biological pathways known in the pathophysiology of a given disease. Our current pipeline includes drug candidates that are all orally administered, based on the probiotic chassis of Escherichia coli Nissle 1917, which has more than one hundred years of human dosing experience. The activity of our drug candidates is restricted to the gastrointestinal (GI) tract, avoiding systemic exposure and associated risks that limit the success of other modalities. Our drug candidates are also designed to be non-colonizing, and fully reversible via GI clearance. These attributes have allowed us to advance the development of potential medicines for both rare and common diseases, with a focus on metabolic and immunological indications. Our platform leverages manufacturing processes with familiar foundations, including fermentation and lyophilization, facilitating process design and scale-up, combined with unique and proprietary innovations tailored to our unique products.

Since our founding, based upon technology from the Massachusetts Institute of Technology (MIT) in 2014, we have progressed our Synthetic Biotics to a pipeline of multiple drug candidates across different stages, including:

•
SYNB1934 has successfully completed its Phase 2 study. We expect to start a pivotal, Phase 3 study of SYNB1934 for the treatment of patients with phenylketonuria (PKU) in the first half of 2023;
•
SYNB8802, a potential treatment for enteric hyperoxaluria, a well-recognized cause of recurrent kidney stones, has demonstrated clinical proof of concept through a Phase 1b study in patients who have undergone Roux-en-Y gastric bypass surgery;
•
SYNB1353, which was designed to consume methionine as a potential treatment for homocystinuria (HCU), has achieved proof of mechanism in a Phase 1 study in healthy volunteers and will be advancing towards a Phase 2 study;
•
SYNB2081, which was announced as a drug candidate for gout this year, and is currently in IND-enabling studies; and
•
Our preclinical research focusing on immunological opportunities such as inflammatory bowel disease (IBD).

Strategy

Our mission is to treat diseases underserved by other modalities by researching, developing and commercializing a new class of medicines through the application of synthetic biology to therapeutics. We intend to become a differentiated, global biopharmaceutical company through our approach to Synthetic Biotics. Our near-term priorities include advancing SYNB1934 through Synpheny-3, our pivotal, Phase 3 trial. We are also advancing our earlier-stage pipeline, while continually optimizing our approach to drug discovery, development and manufacturing.

Elements of our strategy include:

•
Advancing our rare metabolic portfolio, including SYNB1934 for PKU and SYNB1353 for HCU, through clinical development, registration and commercialization. Since our formation, we have established expertise in rare metabolic disorders, and specifically inborn errors of metabolism. Designing our Synthetic Biotics has entailed increasing knowledge of disease biology in diseases like PKU and HCU. Through our development work to date, we have established strong connections with the patient and clinician communities, a crucial requirement in drug development and commercialization in rare diseases. Given this investment, we believe that we are best suited to lead activities for late-stage development through commercialization for our rare metabolic portfolio. For PKU, this includes initiation and execution of Synpheny-3, a pivotal Phase 3 study for SYNB1934, and for HCU, this includes advancing SYNB1353 to a Phase 2 study.

•
Progressing additional programs through clinical development via strategic partnerships: In 2022, we achieved proof of concept for SYNB8802, in development for enteric hyperoxaluria, a well-recognized cause of recurrent kidney stones. During 2022 we also announced the naming of SYNB2081, a Synthetic Biotic designed to metabolize uric acid as a potential biotherapeutic for gout, which is currently in IND-enabling studies. We believe that both of these product candidates present compelling opportunities to help patients in significant need of new treatment options. We also believe that the programs would be best enabled in partnership with organizations with clinical and regulatory experience and expertise in relevant therapeutic areas, which would be complementary to our expertise on the Synthetic Biotic platform, and benefit from the progress we continue to make in the rare metabolic space.

•
Optimizing the potential of Synthetic Biotics: We continually build on our leadership position in biotherapeutics based on synthetic biology. We add to our expertise in design, optimization, and manufacturing to ensure that we are advancing the best possible Synthetic Biotics to address serious medical needs. We pursue this internally, and through select collaborations such as those currently in place with F. Hoffmann-La Roche Ltd. (Roche Basel) and Hoffmann-La Roche Inc. (Roche US, and together with Roche Basel, Roche) and Ginkgo Bioworks, Inc. (Ginkgo). In 2019, we entered a collaboration with Ginkgo to discover additional preclinical assets, combining our approach to Synthetic Biotics with Ginkgo’s Codebase and Foundry services. This collaboration has since resulted in SYNB1353 for HCU and SYNB2081 for gout. In 2021, we entered into a Pilot Collaboration and Option Agreement with Roche for the discovery of a novel Synthetic Biotic for an undisclosed novel target in IBD. During 2021, we received the upfront, nonrefundable technology access fee due under the terms of the agreement and achieved the first milestone payment for the completion of the research and development services for the first phase of the research plan. During 2022, we received a second milestone payment. We may opportunistically enter into collaborations around certain targets, product candidates or disease areas to maximize their market potential and expand our capabilities.

We are supported by our Board of Directors and our Scientific Advisory Board, each of which offers complementary experience in drug discovery and development, as well as expertise in building public companies, management, commercialization, and business development. Our founding science came from the laboratories of MIT professors James Collins and Timothy Lu, who remain engaged in guiding development and application of our product engine as members of our Scientific Advisory Board.

Our Pipeline: Synthetic Biotics in Clinical Development

Our current clinical-stage pipeline consists of drug candidates targeting significant medical needs caused by an underlying metabolic disorder. These include SYNB1934, which we expect to enter a pivotal, Phase 3 study in PKU in the first half of 2023, and drug candidates designed to treat HCU, enteric hyperoxaluria, and gout. Our preclinical work includes additional metabolic disease research, target exploration, and focused efforts on immunology, specifically IBD.

Clinical Pipeline: Metabolic Diseases

Metabolic diseases are disorders resulting from defects or alterations in how our bodies break down or produce important metabolites or molecules. These can be caused by a genetic mutation, such as PKU or HCU, or organ dysfunction, such as enteric hyperoxaluria, or a combination of genetic predisposition and environmental factors, as is the case with gout. In patients with these diseases, the absence of certain enzymes causes metabolites to accumulate in the GI tract and systemically throughout the body. In patients with PKU and HCU, these metabolites can build up to toxic levels, resulting in life-threatening medical risks and/or serious complications.

Our PKU Program

In October 2022, based on the positive findings of the Synpheny-1 Phase 2 study, we confirmed that SYNB1934 would be the drug candidate to enter Synpheny-3, a pivotal, Phase 3 study expected to commence in the first half of 2023. SYNB1934 is an orally administered, non-systemically absorbed drug candidate based on the probiotic E. coli Nissle, genetically engineered to metabolize Phe. Findings to date support SYNB1934’s potential to be an efficacious, safe, convenient, orally-administered medical option that can be used regardless of age, or genotype of PKU and can be used for both monotherapy or adjunctive treatment option. In January 2023, we announced that SYNB1934 was granted Rare Pediatric Drug Designation (RPDD) by the FDA. Prior to confirming SYNB1934 as the lead candidate, we developed a first-generation PKU drug candidate, SYNB1618, through Phase 2 studies. SYNB1618 received both Orphan Drug and Fast Track designations by the FDA, and a positive opinion for orphan designation from the European Medicines Agency (EMA). We expect to receive these designations for SYNB1934 given its similarity as a more potent version of SYNB1618.

The Science of PKU

PKU is an inherited metabolic disease that causes the amino acid phenylalanine (Phe) to build up in the body. Phe is found in the natural protein contained in foods including all meat and dairy products, most beans, grains and potatoes, as well as some artificial sweeteners. People with PKU have inherited genetic defects in the phenylalanine hydroxylase (PAH) enzyme, which is required to break down Phe, resulting in potentially neurotoxic levels. Uncontrolled Phe levels during childhood can interfere with normal brain development, causing permanent developmental disabilities, and severely elevated Phe levels at any age can result in neurocognitive symptoms such as slower cognition, difficulty concentrating or “brain fog.”

To reduce the risk of complications in PKU patients requires lifelong control of Phe levels. During the 1960’s, countries began newborn screening to ensure that Phe control was implemented immediately through a highly restrictive, low-Phe diet to avoid permanent, severe intellectual disability. Per EU and U.S. guidelines, any newborn infant with a plasma Phe concentration of >400–600 μM should be started on a low-Phe diet as soon as possible. The diet includes extreme restrictions of natural foods to keep daily protein at levels that can be as low as 4-6 grams per day, This generally includes elimination of all sources of animal protein and dairy, legumes and nuts, and limited intake of bread, pasta, rice and some vegetables. Low-protein bread and pasta products made from starch are used to provide needed energy. The dietary regimen required also includes the addition of amino acid-based, Phe-free formula or other specific medical foods to provide adequate protein, vitamins, minerals and energy.

It is extremely challenging to adhere to this restricted diet. Particular challenges arise during times of increasing independence during adolescence. Access to low protein foods can pose difficulties as they are costlier and less nutritious than their higher protein, non-modified equivalents, and the needed formula can also be costly or otherwise difficult to access. As a result, the vast majority of people living with PKU, and especially adults living independently, have Phe levels well above the recognized targets.

It is estimated that there are more than 150,000 people diagnosed with PKU living across the United States, Europe and Asia. They are typically diagnosed through newborn screening. Of these, the vast majority remain untreated, reflecting limitations of current treatment options.

Limitations of Current PKU Treatment Options

There are currently two medications that have been approved by the FDA, EMA, and other regulatory agencies globally as medical treatments for PKU based on safety and efficacy in reduction of plasma Phe levels. These approved medications provide precedents for clinical development and regulatory processes, yet have different limitations that we believe leave significant need for a new medical treatment approach for PKU, as outlined below:

•
Sapropterin dihydrochloride (Kuvan®), a biopterin, was approved by the FDA in 20117, and is now as a generic in the United States and other markets in tablet and sachet formulations. Prior to genericization, Kuvan generated ~$500 million per year globally for Biomarin, despite use by only an estimated 15% of U.S. patients. Now, where available, a trial of sapropterin is standard of care for infants diagnosed with PKU, and those that respond with a sufficient reduction in Phe will remain on lifelong sapropterin treatment. However, we believe a significant proportion of sapropterin-responsive patients would still benefit from additional Phe-lowering, and we see this segment as an important opportunity for SYNB1934 as an adjunctive medical treatment option.

•
Palynziq® Injection (pegvaliase-pqpz) was approved by the FDA in 2018 for adult patients with PKU and uncontrolled blood Phe. Due to instability and other complexities, the PAH enzyme that is impaired in PKU is not a viable candidate for enzyme replacement therapy. Palynziq is a pegylated form of recombinant phenylalanine ammonia lyase (PAL), a non-mammalian enzyme that also metabolizes Phe. Safety considerations include risk of severe allergic reactions, including a 10% risk of anaphylaxis, resulting in FDA labeling that includes a boxed warning and requirement to carry auto-injectable epinephrine at all times while they are taking the medication. Despite these challenges, Palynziq generated $255 million in 2022, largely from the United States, despite maintaining an estimated ~10% market share.

Given the limitations of sapropterin in terms of responder rates, and the safety challenges of Palynziq, we believe the approved therapies’ limitations leave a large majority of those living with PKU in need of an orally-administered medical treatment option that provides Phe-lowering efficacy with an acceptable safety and tolerability profile. We believe that SYNB1934, as a potentially safe, orally dosed product that provides significant and sustained reductions in Phe levels, and as both a monotherapy or adjunctive medical treatment option, could meet that need.

SYNB1934 for PKU

Our approach to designing a Synthetic Biotic to metabolize Phe is based on a strain of E. coli Nissle engineered to metabolize Phe as it transits through the GI tract, thereby targeting both Phe from dietary sources, and Phe that has circulated to the GI tract via enterorecirculation. Phe metabolism is done through the addition of Phe-consuming L-amino acid deaminase (LAAD) and phenylalanine ammonia lyase (PAL) enzymes. The strains were also designed to produce a Phe transporter, PheP, which brings Phe into the cell, where it is metabolized by PAL. It is provided to patients as a sachet containing a lyophilized powder formulation, to be mixed with water and taken with meals, three times a day. This product presentation is familiar to PKU patients, as sapropterin is provided as a sachet, and often their nutritional supplemental formula requires mixing with liquid.

SYNB1934 was engineered as a next-generation version of first-generation PKU drug candidate SYNB1618, by modifying five amino acids in PAL, which increased productivity of PAL’s conversion of Phe to the metabolic byproduct trans-Cinnamic acid (TCA). A detailed description of the engineering of SYNB1618 and data from preclinical studies in an animal model of disease and healthy non-human primates was published in 2018 (Nat. Biotechnol. 36, 857–864 (2018)), and an overview of the engineering and early development of SYNB1934 was published in 2021 (Nat Commun. 12, 6215 (2021)).

In Phase 1 studies of healthy volunteers, both SYNB1618 and SYNB1934 have been found to be safe and well-tolerated at doses up to 2x1012 live cells administered three times a day for seven days. Higher doses were associated with mild to moderate gastrointestinal symptoms, mainly nausea and vomiting. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. Improved tolerability of the lyophilized SYNB1618 over the early liquid formulation enabled us to determine a maximally tolerated dose (MTD) to take forward to test in patients. In September 2021, we announced that Phase 1 results in healthy volunteers and predictive modeling indicate SYNB1934 may have greater potency than SYNB1618.

In October 2022, we shared positive top-line results from the Phase 2 Synpheny-1 study that demonstrated proof of concept in PKU patients for both candidates, and confirmed greater potency of SYNB1934 in PKU patients, the candidate that we have selected to advance to pivotal Phase 3 studies. The complete results were presented at the Society for Inherited Metabolic Disorders (SIMD) Annual Meeting in March 2023. Results presented included successfully meeting the primary endpoint (change in area under the curve of D5-Phe following a meal challenge) for SYNB1618 and SYNB1934. The study also confirmed greater activity in PKU patients for SYNB1934, the next-generation Synthetic Biotic designed to consume Phe, as compared to first-generation candidate SYNB1618. Results for SYNB1934 included a -40% mean reduction in plasma Phe levels for SYNB1934, and -53% among those considered responders (with >20% reduction from baseline). 60% of patients achieved the >20% criteria for Phe reduction considered the threshold for a clinically meaningful response. The study also included experience with both candidates when provided in combination for patients who were already taking sapropterin (Kuvan) at baseline, indicating the potential for adjunctive medical treatment. Safety and tolerability findings were consistent with prior experience and favorable, with no serious adverse events (SAE) across the PKU program, and those adverse events that did occur being predominantly GI in nature.

To date, the PKU program has included >240 individuals dosed across four clinical trials. We anticipate starting Synpheny-3, the pivotal Phase 3 study of SYNB1934 as a potential treatment for PKU, in the first half of 2023. We expect that the design for this trial will build on the successful precedents provided by the two therapeutics that have already been approved by regulators as treatments for Phe-lowering in PKU. Both of those currently approved medicines were approved based on a single, registrational study, with Phe-reduction as a primary endpoint, and share a similar, three-part structure to the design of their Phase 3 trials. Synpheny-3 is expected to include both adults and adolescent patients between ages 12-18 years of age. We anticipate a separate study will be needed to support use in patients under 12 years of age.

We are pursuing broad US and Ex-US patent protection for SYNB1934, including composition of matter patent exclusivity to 2041, composition of matter directed to the engineered bacterium and its drug formulation, and methods of treatment and administration & manufacturing methods. Coverage will continue to grow as the program progresses.

Our HCU Program

In November 2021 we announced the nomination of SYNB1353, a novel, orally administered, non-systemically absorbed drug candidate designed to lower plasma levels of homocysteine (Hcy) in patients with HCU by consuming methionine, a precursor to Hcy, in the GI tract. We also shared at that time that mechanistic modeling data suggests that SYNB1353 may lower plasma Hcy by up to 58% and may increase protein intake in HCU patients.

In November 2022, we announced that proof of mechanism was achieved with SYNB1353 through positive results in the Phase 1 study of healthy volunteers using a dietary model of HCU. SYNB1353 has received Fast Track, Orphan Drug, and Rare Pediatric Disease Designations from the FDA as a potential treatment for HCU.

Science of HCU

HCU is a rare inherited metabolic disorder that affects the metabolism of the amino acid methionine (Met), a protein found in many foods including meat, fish, and dairy products. HCU is caused by a genetic defect which results in the absence of an enzyme known as cystathionine beta-synthase (CBS). When CBS is absent, Hcy and other toxic chemicals and their byproducts, including Met, build up in the blood and urine. In HCU, elevated total homocysteine (tHcy) levels are associated with a multisystem disorder, including impairments of the eye (ectopia lentis and/or severe myopia), skeletal system (excessive height, long limbs, scoliosis, pectus excavatum), vascular system (thromboembolism), and CNS (development delay and intellectual disability). The goal in treating HCU is to reduce and control levels of tHcy, thereby reducing risk of acute, potentially life-threatening blood clots and chronic, multisystem complications.

There is currently no cure for HCU and treatment options are limited. Patients must follow a rigid diet low in protein to avoid dietary Met intake. Other therapeutic approaches include vitamin supplements to minimize some of the disease side effects. Approximately 5,000 individuals in the United States and Europe suffer from CBS or “Classical” HCU.

Limitations of Current HCU Treatments

Approved pharmacological treatment options for HCU are limited due to efficacy and tolerability. People with more mild phenotypes of HCU typically respond effectively to, and are sufficiently managed by, taking Vitamin B6 (also known as pyridoxine-responsive). Non-responders require a combination of betaine (brand name Cystadane®) and a moderate to severe dietary Met restriction. The severely protein-restricted diet is complex and challenging to adhere to. Compliance with treatment often deteriorates, particularly in adolescence, as in other disorders requiring dietary adherence. Patients report significant challenges with the burden of the low protein diet, intake of amino acid mixtures, and the palatability of protein substitutes as well as betaine. Reaching tHcy treatment targets remains a challenge despite existing pharmacotherapies.

SYNB1353 for HCU

A diet low in Met, a precursor to Hcy, is standard treatment for lowering tHcy levels in patients with HCU. This dietary model provided the scientific rationale for SYNB1353, which was engineered to produce an enzymatic pathway to metabolize Met, and thus lower plasma levels of tHcy. SYNB1353 metabolizes Met via the methionine decarboxylase (MetDC) enzymatic pathway, which prevents the conversion of Met into Hcy, thereby lowering tHcy in HCU patients and reducing risk of complications. SYNB1353 is taken as an orally administered, non-systemically absorbed live biotherapeutic drug candidate that, like our PKU drug candidates, is provided as a lyophilized powder in a sachet, to be orally administered with meals three times a day. We hold worldwide development and commercialization rights to SYNB1353, which was developed as part of our research collaboration with Ginkgo.

SYNB1353: Potential to Meet Need for New Approach to Lowering tHcy

Majority of Patients Remain Above Targets – SYNB1353 Targets Met, a Validated Precursor

Current Options Leave Majority of HCU Patients Behind

- **Total homocystinuria (tHcy):** HCU treatment target (*"lower is better"*)[1, 2]
  - Guidelines: -20% for clinical response, <100 µmol/L if possible[1]
  - Normal (healthy) range: 5-15 µmol/L
  - In HCU, levels can be >200 µmol/L
  - Regulatory precedent for approval (per Cystadane®)
- **Current HCU treatments are limited**
  1. Low-Met diet (low in natural protein),
  2. Supplemental formula (Met-free L-AA mixture)
  3. Betaine (Cystadane®)

Majority of HCU patients are far above goals, despite current options[4]

SYNB1353: Consumes Met to Lower Plasma tHcy

Methionine (Met)
MetP
Met
MetDC
Met
YjeH
3-MTP

synlogic GINKGO BIOWORKS

- Designed to **metabolize methionine** (Met) via the methionine decarboxylase (**MetDC**) pathway, preventing conversion into Hcy
- Converts Met to 3-methylthiopropylamine (3-MTP); **YjeH** gene deleted to prevent release of Met from cell

Orally administered (powder in sachet), non-systemic absorption

1. Morris AAM, et al. Guidelines for the diagnosis and management of cystathionine beta-synthase deficiency
2. Walter 1998 3. U.S. Prescribing Information for Cystadane® (betaine) 4. De Biase et al. 2020 & Synlogic patient & KOL Insights

In November 2022, we announced that proof of mechanism was achieved with SYNB1353 through positive results in the Phase 1 study of healthy volunteers using a dietary model of HCU. Top-line results demonstrated that SYNB1353 reduced in plasma Met when measured over 24 hours as area under the curve (AUC) following a Met meal challenge. SYNB1353 was generally well tolerated, and adverse events (AEs) were all mild to moderate, transient, and predominantly GI in nature. The frequency and severity of GI-related AEs were similar in the active and control group. During 2023, we plan to continue to progress development of SYNB1353 towards a Phase 2 study in patients with HCU.

Our Enteric Hyperoxaluria Program

SYNB8802 is a novel, orally administered, non-systemically absorbed drug candidate being developed for the treatment of enteric hyperoxaluria, a chronic, progressive disease characterized by high levels of urinary oxalate (Uox), a well-recognized cause of recurrent kidney stones.

Enteric hyperoxaluria often occurs as a result of a primary insult to the bowel, such as Crohn’s disease, short bowel syndrome, or surgical procedures such as Roux-en-Y bariatric weight-loss surgery. This results in GI malabsorption, causing increased absorption of oxalate across the GI tract into the circulation. Oxalate crystals can damage kidneys, leading to chronic kidney disease and end-stage renal disease (ESRD). There are no approved treatments for enteric hyperoxaluria. SYNB8802 was designed using precision genetic engineering of E. coli Nissle to lower Uox levels by consuming oxalate through the addition of three different enzymes, which together convert oxalate to the byproduct formate. In 2021, we reported positive proof-of-mechanism for SYNB8802 from a Phase 1b study that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria, and in December 2022, we announced proof of concept based on the lowering of Uox in patients who have undergone Roux-en-Y gastric bypass surgery.

Science of Enteric Hyperoxaluria

Hyperoxaluria is a disease which results from excessive levels of oxalate in the body. Oxalate can be found naturally in the body or in foods with high oxalate levels such as leafy greens, potatoes, almonds, coffee, and beans. Humans do not have an inherent physiological need for oxalate and it is normally excreted through the kidney. Excessive levels of oxalate, when present in the urine, bind with calcium in the kidney and lead to nephrolithiasis (kidney stone formation), nephrocalcinosis, chronic kidney complications and renal disease.

There is a direct link between elevated Uox and increased probability of kidney stone events or other renal adverse outcomes in patients with enteric hyperoxaluria. Even modest reductions in Uox can reduce the odds of developing a kidney stone. A recent epidemiological study conducted in 297 patients with enteric hyperoxaluria demonstrated that a 20% reduction in Uox resulted in as much as a 25% reduction in the annual risk of having a kidney stone in the subsequent year in patients with recurrent kidney stones (D’Costa, Nephrol Dial Transplant 2020).

The vast majority of hyperoxaluria cases are idiopathic, or of unknown origin. A small percentage are caused by rare, genetic disorders, and an estimated 12% of highly recurrent kidney stone formers generate oxalate stones due to a clear enteric etiology. Conditions that commonly result in enteric hyperoxaluria include inflammatory bowel disease, certain kinds of bariatric surgery, short bowel syndrome, cystic fibrosis and celiac disease.

There are currently few approved treatments for primary hyperoxaluria, a rare genetic disease wherein the liver produces excessive levels of oxalate. Approved treatments for primary hyperoxaluria target the liver, and thus are not beneficial to patients with enteric hyperoxaluria, given its etiology is in GI malabsorption, and not hepatic over-production.

Based on qualitative market research and analyses using real world evidence, we estimate that there are 200,000 to 300,000 patients with recurrent kidney stones due to enteric hyperoxaluria in the United States. Currently there are no approved pharmacological therapies for the reduction of oxalate levels in the urine in patients with enteric hyperoxaluria. Existing treatment options are generally non-specific and include high fluid intake to increase urine output to more than two to three liters per day, a diet low in salt and oxalate, oral citrate and/or calcium and/or magnesium supplementation. We believe a clear need exists for therapies that lower dangerously high levels of Uox to reduce the risk of recurrent kidney stones in this patient population.

SYNB8802 and Enteric Hyperoxaluria

In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802, which was designed using precision genetic engineering of E. coli Nissle to lower Uox levels by consuming oxalate throughout the GI tract.

In vivo studies in both mice and non-human primates demonstrated that SYNB8802 decreased Uox levels in an acute model of hyperoxaluria induced by dietary intervention. A detailed description of the engineering of SYNB8802 and data from these preclinical studies in an animal model of disease and healthy non-human primates was published in Molecular Systems Biology (Lubkowicz et al 2022).

In 2021, we reported positive proof-of-mechanism for SYNB8802 from a Phase 1a study that demonstrated -29% lowering of Uox and significant fecal oxalate lowering in healthy volunteers with diet-induced hyperoxaluria. In December 2022, we shared data confirming that SYNB8802 demonstrated proof of concept through clinically significant -38% lowering of Uox in a Phase 1b study in patients with a history of gastric bypass surgery.

SYNB8802 POC Achieved by Lowering of Urinary Oxalate

UOx During
Dosing Period*
Urinary Oxalate (mg/24h)
during Treatment Period
40
30
20
10
0
Pbo
1x10^11
3x10^11

UOx Lowering vs. Baseline
Compared to Placebo
0%
-20%
-40%
-60%
-28%
-38%
*
*
1x10^11
3x10^11

* Per pharmacometrics analysis including data from 7 patients receiving SYNB8802 at both the $1x10^{11}$ and $3x10^{11}$ dose levels and 4 patients receiving placebo
CFB=change from baseline, CFP=change from placebo

Source: Phase 1b SYNB8802-CP-002 Study

SYNB8802 has the potential to be the first approved medical treatment for enteric hyperoxaluria. Our approach will be to target an enriched, high risk patient population who represent the greatest unmet medical need due to a history of highly recurrent kidney stones due to enteric hyperoxaluria. Our focus in 2023 is to advance development activities with a focus on formulation and dose frequency evaluation, prior to a future registrational Phase 3 study utilizing a clinical endpoint that incorporates kidney stone formation and/or events.

Our Gout Program

SYNB2081 is a Synthetic Biotic designed to consume uric acid in the GI tract with the goal of lowering systemic uric acid levels as a potential treatment for gout, a complex form of inflammatory arthritis. Current treatment options present limitations in both safety and efficacy. SYNB2081 presents a novel, orally administered, non-systemically absorbed drug candidate created through our research collaboration with Ginkgo, the leading horizontal platform for cell programming.

Science of Gout

Gout occurs when excess uric acid in the body forms crystals in the joints. Patients can experience symptoms such as intense joint pain, inflammation and redness, and limited range of motion in the affected joints due to excessive levels of uric acid. In addition, gout is a recognized risk factor in chronic kidney disease. Due to present limitations in current treatment options, we believe that there is a clear need for a new approach.

Gout Development Plan

In August 2022 we announced SYNB2081 as our drug candidate for the potential treatment of gout and the second product to advance to clinical development through our collaboration with Ginkgo. Our plan is to continue moving SYNB2081 to the next stage of our drug development pipeline. SYNB2081 is currently in IND-enabling studies.

Additional Pipeline Programs in Metabolic & Immunological Diseases

The Synthetic Biotic approach is well-suited for disease targets that are associated with validated biological pathways in metabolic and immunological diseases. For metabolic diseases, we have applied learnings across our programs in PKU, HCU, enteric hyperoxaluria and gout. In immunological diseases, we are focused on opportunities to address the significant need for new treatment modalities in IBD.

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

Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira®(adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the CDC, in 2015 an estimated three million adults in the United States are reported as being diagnosed with IBD. In June 2021, we entered into a research collaboration agreement with Roche for the discovery of a novel Synthetic Biotic for the treatment of IBD. In addition, we continue to advance additional, wholly-owned preclinical research efforts in IBD.

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

We developed a portfolio of Synthetic Biotics to treat certain cancers which were designed to modify the tumor microenvironment, activate the immune system and result in tumor reduction. These Synthetic Biotics could be used in combination with other cancer therapies such as checkpoint inhibitors. Our Synthetic Biotic clinical immuno-oncology (IO) candidate was SYNB1891, an intratumorally administered Synthetic Biotic medicine engineered to act as a dual innate and adaptive immune activator. On November 10, 2021, we announced that our Phase 1 trial of SYNB1891 in combination with PD-L1 checkpoint inhibitor patients with advanced solid tumors or lymphoma had completed enrollment. No further studies are planned for SYNB1891 and we are focusing our research and development efforts specifically on metabolic and immunological diseases.

Designing and Developing Synthetic Biotics

Synthetic Biotics have unique advantages as potentially safe, effective, orally administered biotherapeutics. Engineered microbes can be programmed to carry out functions that cannot be performed by conventional drug treatments, such as small molecules or antibodies. Unlike other targeted approaches such as gene or RNA-targeted therapies, Synthetic Biotics are reversible, as they are engineered to be non-colonizing and are rapidly cleared via excretion. They have a reduced risk of adverse events due to the lack of systemic absorption.

Using Synthetic Biology to Generate Synthetic Biotics

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

Our scientists genetically engineer probiotic, non-pathogenic bacteria to create biological circuits to direct cellular processes in a manner analogous to designing electrical circuits. We aim to precisely and appropriately control the amount, location and activity of our Synthetic Biotics to address specific diseases and target biology of interest.

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

Toxin
Inducer
Biomarker 1
auxotrophy
of the strain
Effector 1
P
Biomarker 1
Effector 3
P
Effector 2
P
Biomarker 2

1.
The Chassis: Our Synthetic Biotic platform starts with a well-characterized probiotic to serve as the chassis upon which we build our living medicines. Our research and development programs use E. coli Nissle, which is one of many non-pathogenic probiotics isolated from the human microbiota. E. coli Nissle is non-colonizing and has been used as a probiotic bacterial supplement for many years to promote gut health. Clinical studies have demonstrated that E. coli Nissle is rapidly cleared from most individuals with no significant safety issues (Clin. Transl. Sci. (2017) 00, 1—8). We also observed complete clearance from subjects in our Phase 1 clinical trial of SYNB1618 in healthy volunteers (Puurunen et al 2021 Nature Metabolism 3; 1125-1132). We believe E. coli Nissle's widespread use as a probiotic is evidence of its utility as a safe background chassis to apply synthetic biology to confer a therapeutic benefit. There are several additional features of E. coli Nissle organism that makes it an attractive chassis for our platform:

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

•
Starting from known principles of manufacturing helps de-risk Synlogic’s proprietary large-scale manufacturing platform.
•
As a Gram-negative bacterium, with a protective outer wall, E. coli Nissle survives well in the human GI tract.

2.
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

3.
Tunable Switches: We also design and engineer proprietary switches to control the activity of the genetic pathways we introduce into our Synthetic Biotics, with the goal of controlling the engineered circuit or its therapeutic output. To optimize the fitness and activity of a Synthetic Biotic, it is critical that the effector is activated at the appropriate time and place to mediate its function. Switches are based on engineering DNA elements called “inducible promoters” that are designed to respond to disease states, specific environmental signals, or exogenously added inducing molecules. Our goal is to design and develop Synthetic Biotics programmed with switches to produce therapeutic effects at precisely the right time and location such as the anaerobic environment of the gut, or in the context of local inflammation or other pathogenic factors.

Advantages of Synthetic Biotic Biotherapeutics

We believe our Synthetic Biotics will provide safe and effective therapies given the following attributes:

1.
Synthetic Biotics Have Potential to Address Unmet Needs Not Possible with Other Modalities

Degrading Toxic Metabolites: Unlike other therapeutic approaches, Synthetic Biotics can be programmed with a unique mechanistic activity. In internal metabolic programs, we are engineering Synthetic Biotics with entire pathways designed to degrade or “consume” toxic metabolites. We believe that using a metabolizing pathway is advantageous compared to gene, RNA or enzyme replacement therapies because the latter are limited to targeting a single gene or protein defect and may require several unique drug products to address genetically heterogeneous patient populations. Compensating with an entire pathway delivered in bacteria Synthetic Biotics may provide a safe, therapeutic solution to broader disease populations as a single engineered therapeutic. Our clinical stage programs, SYNB1934, SYNB8802 and SYNB1353, are examples of Synthetic Biotics designed and engineered to eliminate metabolites from the GI tract and prevent their absorption. Learnings from these programs are being applied to additional preclinical programs where metabolite dysregulation is relevant to disease.

Production of Therapeutic Molecules: Synthetic Biotics can also be programmed to produce beneficial molecules, such as bacterial metabolites that may improve disease or proteins that can be secreted from the bacteria into the local environment. Examples of this approach include production of short chain fatty acids (Reeves et al. DDW 2022), aryl hydrocarbon (AHR) agonists (Shu et al. DDW2022) and secretion of human IL-22 protein (Reeves et al. DDW 2022).

Combinations of Mechanisms: By incorporating multiple effectors or enzymes into a single strain, Synthetic Biotics have the potential to address multifactorial disease biology more effectively. For example, Synthetic Biotics can be engineered with multiple enzymes which consume toxic metabolites more effectively than a single effector could otherwise provide. Alternatively, pathways that degrade a metabolite of interest can be engineered into a Synthetic Biotic that also produces one or more therapeutic molecules.

2.
Synthetic Biotics Have Potential to Reduce Safety Risks by Providing Local Therapeutic Delivery

We believe that when delivered locally, Synthetic Biotics have the potential to avoid the risks often associated with systemic therapies, especially when combinations of systemic therapies are required. Our Synthetic Biotic drug candidates are orally administered, and act locally while transiting through the gut. Consequently, they decrease toxic metabolite levels in the blood to provide a systemic therapeutic benefit to the patient. Given the potential for chronic oral dosing, Synthetic Biotics may have benefits in terms of dose prediction and reversibility of activity.

3.
The Synthetic Biotic Approach is a Favorable Engine for Pharmacology

Features of our Synthetic Biotic product engine enable a highly efficient drug discovery and development with the potential of advancing clinical candidates more rapidly and efficiently than traditional approaches. We have demonstrated the ability to move a program from concept to clinical development within a year, and also to apply learnings across programs to facilitate development. Reasons for this include:

•
E. coli Nissle chassis is used across programs. Because our lead programs are based on E. coli Nissle, experience can be leveraged broadly across the portfolio to further optimize the efficiency and reproducibility of discovery, development and manufacturing efforts. The non-colonizing nature of E. coli Nissle can be combined with engineering approaches to enhance safety in terms of impact on the patient and the environment. E. coli Nissle can be engineered to require a specific exogenous nutrient supplement for growth, which limits the ability to replicate in the human body and environment. By controlling replication, we can control the number of cells being administered to a patient, which limits patient-to-patient variability. Also, dependence on an essential nutritional supplement not available in the environment reduces biocontainment risk.
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
•
Biomarkers as indicators of mechanistic and clinical activity may also be engineered into Synthetic Biotics to drive optimization and decision-making. By assessing the activities of our Synthetic Biotic programs using in vitro and in vivo preclinical models, we can model activity in humans. As we progress through clinical studies, we expect our predictive pharmacology models are further refined to inform dosing and development decisions for our additional programs.
•
Stability and manufacturing. Starting from known principles of manufacturing helps de-risk Synlogic’s proprietary large-scale manufacturing platform. Our lead Synthetic Biotic programs have advanced the platform by defining manufacturing processes that can be used for the entire portfolio. Our use of synthetic biology switches permits the precise control of engineered metabolic pathway activation. We use switches to suppress effector activity during manufacturing, enabling development of reproducible processes for biomass generation while maintaining robust and cost-efficient scale up of product candidates.
•
Manufacturing campaigns have demonstrated production reproducibility and robustness at multiple scales. The stability profile of our material has translated through the development and scale up efforts, supporting the shelf life of our strains. The implemented late stage and scale up capabilities have enabled us to produce 10,000 to 15,000 drug product doses at multiple strengths. In March 2022, we invested to expand our current good manufacturing practices (cGMP) clean-room space at the Azzur Group, LLC. The expansion of our in-house manufacturing space allows us to produce scaled up drug substance to support late stage pivotal studies. Our solid formulation capabilities have enabled multiple drug product presentations. Depending on scale, we can manufacture drug product either internally within our in-house facility or externally at a large-scale fill finish CMO.

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

Pursuant to the Roche Collaboration and Option Agreement, Roche agreed to pay us an upfront, nonrefundable technology access fee of $1.0 million, which we received in July 2021. In August 2022, the Company completed the research and development services for the second phase of the research plan and achieved a milestone payment of $1.5 million, which was paid by Roche in October 2022. We are eligible to receive up to $5.0 million in milestone payments upon the achievement of certain success criteria. Following the research period, Roche holds an exclusive option right (the Option) to negotiate a definitive Collaboration and License Agreement (CLA) for further development and commercialization of the Product Candidate.

Pursuant to the Roche Collaboration and Option Agreement, during the term of such agreement, each party has granted to the other party a non-exclusive, non-transferrable, non-sublicensable, royalty-free right and license to certain intellectual property and know-how controlled by such party, solely as necessary for the party to perform its obligations under the Roche Collaboration and Option Agreement. The parties have established a Joint Research Committee (JRC) to oversee and manage the execution of the underlying study plan for the Roche Collaboration and Option Agreement.

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

We expect to continue to perform the research and development under the Roche Collaboration and Option Agreement. We have received and are eligible to receive milestone payments from Roche upon the achievement of success criteria for respective milestones.

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

Potential Future Collaborations

We believe strategic alliances can be important drivers for accelerating our goal of developing Synthetic Biotics, and we will continue to seek collaborators who can help fund, develop and commercialize our novel therapeutic candidates, particularly in large metabolic and immunological indications. As the potential application of our Synthetic Biotics platform is extremely broad, we also plan to continue to identify academic, research and translational medicine organizations and entities that can contribute expertise and resources to our programs, to allow us to expand our impact more rapidly to broader patient populations.

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

We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of synthetic biology. We additionally rely on data exclusivity, market exclusivity, and patent term extensions when available, and are seeking and plan to rely on additional regulatory protection afforded through orphan drug designations when applicable. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

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

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies. As of March 22, 2023, we had 182 Synlogic-owned patents and patent applications in U.S. and foreign jurisdictions, of which 46 have been issued or allowed.

Synlogic Intellectual Property

Disease-related applications

The disease-related applications in our intellectual property portfolio relate to certain pathological conditions including, but not limited to, hyperammonemia, hyperphenylalaninemia, hyperoxaluria, homocystinuria, hyperuricemia, certain other inherited metabolic diseases and conditions, metabolic disorders, diseases and conditions associated with an inflammatory state, diseases associated with gut inflammation, compromised gut mucosal barrier (leaky gut), and various autoimmune disorders and provide coverage for engineered bacteria having genetic circuitry designed to specifically address those conditions and the associated disease states. The intellectual property portfolio provides coverage for engineered bacterial strain compositions, related formulations, methods of making the bacterial strains, methods of measuring strain activity, and methods for treating diseases. Currently, intellectual property relating to this technology includes pending applications in U.S. and foreign jurisdictions, as well as several issued U.S. patents directed to composition of matter and pharmaceutical composition claims covering our clinical candidates. The patent term for our current patents and patent applications have expiration dates ranging from December 2035 to December 2043, depending on the indication and excluding any patent term adjustments or extensions.

Platform Technology Applications

In addition to the disease-related technology, our intellectual property portfolio also includes applications directed to platform technologies developed internally by us. Exemplary platform technologies include bacterial chassis-related and genetic circuitry-related technological developments, including, for example, improvements in inducible gene regulation, control of bacterial cell growth, including autoregulation thereof, and systems for importing metabolites, as well as systems for prevention production of potentially genotoxic metabolites. These platform technologies, and our intellectual property coverage thereof, are broadly applicable to our therapeutic Synthetic Biotics.

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

Trademarks

Our registered trademark portfolio currently contains 35 registered trademarks, 5 allowance and 4 pending applications.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs and biologics under the Federal Food, Drug, and Cosmetic Act (FDCA) and in the case of biologics, also under the Public Health Service Act (PHSA) and implementing regulations. Our product candidates will be regulated by the FDA as biologics. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
Completion of required preclinical (or nonclinical) laboratory tests, animal studies and formulation studies performed in accordance with Good Laboratory Practice (GLP) and other applicable regulations;
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
•
Good Manufacturing Practice (GMP) to prepare a drug substance and drug product analyzed using validated analytical methods;
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

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry and formulation, animal toxicity and pharmacology studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

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

U.S. Review and Approval Processes

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, along with detailed information relating to the product’s chemistry, manufacturing, and controls, stability, quality control and product release procedures, proposed labeling, and other relevant information are submitted to the FDA as part of a BLA, requesting approval to market the product for one or more indications. The submission of a BLA is subject to the payment of a significant user fee (for example, for FY2023 this application fee exceeds $3.2 million); although a waiver of such fee may be obtained under certain limited circumstances, including where the biologic has been designated as an orphan drug. The sponsor of an approved BLA is also subject to an annual program fee, currently more than $390,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

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

If a product receives regulatory approval, the approval is limited to the conditions of use (e.g., patient population, indication) described in the BLA, which could restrict the commercial value of the product. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require a sponsor to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after BLA approval and may require testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a REMS (Risk Evaluation and Mitigation Strategies), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Marketing approval may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

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

Pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States, and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA/BLA sponsor submits clinical pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application for the same drug/biologic. The issuance of a written request does not require the sponsor to undertake the described clinical trials. To date, we have not received or requested any FDA written requests.

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

Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.

In October 2017, the FDA granted SYNB1618 Orphan Drug designation for the treatment of PKU and in November 2022, the FDA granted SYNB1353 Orphan Drug designation for the treatment of HCU.

Fast Track, Breakthrough Therapy, Rare Pediatric Disease and Priority Review Designations

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include Fast Track designation, breakthrough therapy designation and priority review designation.

To be eligible for a Fast Track designation, the FDA must determine, from the request of a sponsor, based on preclinical studies, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast Track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the NDA or BLA for a Fast Track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. In addition, Fast Track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging in the clinical trial process.

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

The FDA grants Rare Pediatric Disease Designation (RPDD) for serious and life-threatening diseases that primarily affect individuals from birth to 18 years old and fewer than 200,000 persons in the U.S. Under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” designation may qualify for a pediatric priority review voucher (pPRV) that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The Rare Pediatric Disease Priority Review Voucher program was reauthorized in the Creating Hope Reauthorization Act in December 2020, allowing a product that is designated as a product for a rare pediatric disease prior to October 1, 2024 to be eligible to receive a Priority Review Voucher upon approval of a qualifying NDA or BLA prior to October 1, 2026.

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

In April 2018, the FDA granted Fast Track designation for the use of SYNB1618 for the treatment of PKU. In August 2022, the FDA granted Fast Track designation for the use of SYNB1353 for the treatment of HCU. We expect to also receive Fast Track designation for SYNB1934, given prior receipt for SYNB1618 and regulatory interactions to date. In January of 2023, Synlogic announced the FDA’s granting of RPDD for SYNB1353 for HCU and for SYNB1934 for PKU.

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

As part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under the act’s amendments to the FDCA, FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing the performance of clinical trials outside the United States and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency (the EMA) that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

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

PRIME designation

The EMA grants access to the Priority Medicines, or PRIME, program to investigational medicines for which it determines there to be preliminary clinical data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

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

Coverage, Pricing and Reimbursement

Sales of pharmaceutical products depend in significant part on the availability of third-party coverage and reimbursement. Third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. We anticipate third-party payors will provide reimbursement for our products. However, these third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors often rely on Medicare coverage policy and payment limitations in setting their own reimbursement rates but also have their own methods to individually establish coverage and reimbursement policies. As a result, obtaining coverage and adequate reimbursement can be a time-consuming and costly process. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of our products. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Third-party reimbursement may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development. Our product candidates may not be considered cost effective. It is time-consuming and expensive for us to seek reimbursement from third-party payors. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

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

•
The federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services (HHS) information related to payments and other transfers of value to physicians, certain advanced non-physician health care practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, such physicians, non-physician health care practitioners, and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members; and

•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by nongovernmental third-party payors, including private insurers.

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

Health Care Reform in the US and Potential Changes to Health Care Laws

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, Congress must reauthorize the FDA’s user fee programs every five years and often makes changes to those programs in addition to policy or procedural changes that may be negotiated between the FDA and industry stakeholders as part of this periodic reauthorization process. Congress most recently reauthorized the user fee programs in September 2022 but without any substantive policy changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

As previously mentioned, the primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the U.S. Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that affect health care expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023, and will remain in effect through 2032 unless additional Congressional action is taken.

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

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. In addition to the IRA’s drug price negotiation provisions, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. As of February 3, 2023 the report had not been released but it is expected to further inform the current Administration’s priorities and activities in this area.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (PBMs) and other members of the healthcare and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

•
PTC Therapeutics, Inc., Nestle Health Sciences S.A. (Codexis, Inc.), Homology Medicines, Inc. and Jnana Therapeutics have products in clinical trials; and

•
Agios Pharmaceuticals, Inc., Generation Bio Co., American Gene Technologies International Inc., SOM Biotech SL, and others are developing product candidates.

HCU

•
Travere Therapeutics, Inc. and Aeglea BioTherapeutics have products in clinical trials.

Enteric hyperoxaluria

•
Novome Biotechnologies, Inc. and Oxidien Pharmaceuticals, LLC have drug candidates in clinical trials; and

•
Federation Bio, Inc. and others are developing product candidates.

Gout

•
Selecta Biosciences, Jiangsu HengRui Medicine Co., Ltd., Horizon Pharma Inc., Dyve Biosciences, Arrowhead Pharmaceuticals, and HemoShear Therapeutics and others are developing product candidates.

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

Human Capital

As of March 22, 2023, we had 72 full-time employees. Of our full-time employees, 58 were primarily engaged in research and development activities. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

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

Our investments and the prioritization of employee health, safety, and wellness have taken on particular significance in light of the COVID-19 pandemic. To protect and support our team members, we have implemented health and safety measures that include maximizing personal workspaces, altering work schedules, mandating vaccines, and providing asymptomatic COVID-19 testing if requested. We continue to monitor this evolving situation and will continue to seek programs to educate and assist employees whenever possible.

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

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of March 29, 2023:

Name	Position
Executive Officers
Aoife Brennan, MB, BCh, BAO, MMSc	Chief Executive Officer and Director
Michael Jensen	Chief Financial Officer
Antoine Awad	Chief Operating Officer
Directors
Peter Barrett, Ph.D.	Chairman of the Board of Directors, Partner at Atlas Venture
Michael Burgess, MB, CHB, Ph.D.	Interim Chief Medical Officer, Turnstone Biologics
Lisa Kelly-Croswell	SVP & Chief Human Resources Officer, Boston Medical Center Health System
Michael Heffernan	Chief Executive Officer, Avenge Bio, Inc.
Patricia Hurter, Ph.D.	Chief Executive Officer, Lyndra Therapeutics
Nick Leschly	Chief Executive Officer, 2seventybio, Inc.
Edward Mathers	General Partner at New Enterprise Associates
Richard P. Shea	Consulting CFO, Danforth Advisors

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
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
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
•
We may face potential product liability claims, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use or misuse of our product candidates harm patients or is perceived to harm patients even when such harm is unrelated to our product candidates, our regulatory approvals, if any, could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims. If we are unable to obtain adequate insurance or are required to pay for liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage, such liability could adversely affect our financial condition.
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
•
We may fail to comply with the continued listing requirements of the Nasdaq Global Market, such that our common stock may be delisted and the price of our common stock and its ability to access the capital markets could be negatively impacted. We have received a written notice from Nasdaq regarding our failure to meet the listing requirements by Nasdaq, which has triggered a 180 calendar-day grace period for us to regain compliance.

Risks Related to Our Financial Condition, Capital Requirements and Operating Results

We are a clinical-stage biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $66.1 million and $60.6 million for the fiscal years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $357.0 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, such as reports by industry analysts, investor perceptions, general industry trends, macro-economic conditions, or negative announcements by other companies involving similar technologies or diseases. These factors also include those discussed in this “Risk Factors” section of this Annual Report on Form 10-K and others such as:

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
•
Perspectives on the programs of competitors;
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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we review our banking relationships as we believe appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
loss of access to working capital sources;
•
potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•
termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our Synthetic Biotic therapeutic platform, including demonstrating proof of concept for SYNB1934 for PKU, proof of concept for SYNB8802 for enteric hyperoxaluria, and proof of mechanism for SYNB1353 for HCU. Our future success depends on our successful development of viable product candidates. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved.

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

We are heavily dependent on the success of our product candidates. Some of our product candidates have produced results in preclinical and clinical settings to date, but none of our product candidates have completed all required clinical trials, and we cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

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

In addition, none of our product candidates have advanced into any pivotal clinical trial for our proposed indications and it may be years before any pivotal clinical trials are initiated and completed, if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may obtain approval to sell competing drugs to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we have developed and may in the future develop product candidates that may be eligible for FDA and European Commission orphan drug designation. In October 2017, the FDA granted orphan drug designation to SYNB1618 for the treatment of PKU. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat, diagnose or prevent rare diseases or conditions that affect fewer than 200,000 people in the United States. In the EU, orphan drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU. In May 2022, the EMA granted orphan designation to SYNB1618 for the treatment of PKU. In November 2022, we received orphan drug designation from the FDA for SYNB1353 as a potential treatment for HCU. The company that first obtains FDA approval for a designated orphan drug for the associated rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are in effect in the EU with a ten-year period of market exclusivity.

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

We may seek a Rare Pediatric Disease Designation, or RPDD, for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

In January 2023, SYNB1934 received Rare Pediatric Drug Designation (RPDD) for phenylketonuria and in December 2022, SYNB1353 received RPDD for homocystinuria. With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA may determine that a BLA for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, due to the current statutory authority for the RPDD and voucher program, the FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of September 30, 2024, and is then approved by the FDA no later than September 30, 2026; or (ii) Congress reauthorizes the program. Even though we received rare pediatric disease designation for SYNB1934 and SYNB1353 by the current statutory deadline of September 30, 2024 we may not receive the voucher if we do not obtain approval by September 2026. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of healthy volunteers or patients suffering from the disease or condition the product candidate is intended to treat and who meet other eligibility criteria. The timing of our clinical trials depends on our ability to recruit eligible subjects to participate as well as the completion of required follow-up evaluations. Patients and healthy volunteers may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons including due to concerns posed by the COVID-19 pandemic. Rates of patient enrollment are affected by many factors, including the size of the potential patient population, the age and condition of the patients, the stage and severity of disease or condition, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease or condition, the perceived risks, the clinical trial administration practices of the contract research organization, or CRO, or clinical trial sites, labor shortages at the CRO or clinical trial sites, benefits and convenience of administration of the product candidate being studied, the patient referral practices of physicians, the amount of attention provided to our trial by clinical trial sites, our efforts and CRO, our efforts to facilitate timely enrollment in clinical trials, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

In addition, our success may depend, in part, on our ability to identify patients who qualify for our clinical trials or are likely to benefit from any product candidate that we may develop, which will require those potential patients to undergo a screening assay for the presence or absence of a particular genetic sequence or clinical trait. Genetically defined diseases generally, and especially those for which our current product candidates are targeted, may have relatively low prevalence. For example, we estimate there are approximately 150,000 patients that may be diagnosed with PKU in the United States, Europe and Asia. If we, or any third parties that we engage to assist us, are unable to successfully identify patients with these diseases, or experience delays in doing so, then we may not realize the full commercial potential of any product candidate we develop.

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

Although we have product liability insurance, which covers any clinical trial we may conduct in the United States or internationally, our insurance may be insufficient to reimburse us for any expenses or losses we may suffer. We will also likely be required to increase our product liability insurance coverage for the advanced clinical trials that we plan to initiate. If we obtain marketing approval for any of our product candidates, we will need to expand our insurance coverage to include the sale of commercial products. There is no way to know if we will be able to continue to obtain product liability coverage and obtain expanded coverage we may require, in sufficient amounts to protect us against losses due to liability, on acceptable terms, or at all. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limits of, our insurance coverage. Where we have provided indemnities in favor of third parties under our agreements with them, there is also a risk that these third parties could incur liability and bring a claim under such indemnities. An individual may bring a product liability claim against us alleging that one of our product candidates or products causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. Any product liability claim brought against us, with or without merit, could result in:

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

Over the past several years, the coronavirus outbreak has affected segments of the global economy and it may continue to materially affect our operations, including potentially significant interruption of our clinical trial activities. In addition, there could be a continuing effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. For example, in 2021, we experienced delays with the FDA that were related to COVID-19. In addition, clinical site initiation and patient enrollment may be delayed due to prioritization of healthcare system resources toward the COVID-19 pandemic. For example, in 2021, the ability of site IRBs to meet and review protocol amendments were delayed due to COVID-19. Sites were also unable at times to schedule in-person screening visits with potential patients during certain times in 2021. Our CROs and clinical trial sites also experienced labor shortages in 2022, 2021 and 2020. Some patients may not be able to comply with clinical trial protocols if quarantines or their concerns about COVID-19 impede patient movement or interrupt healthcare services. Similarly, the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 has adversely impacted our clinical trial operations.

The continued spread globally could also have a material adverse effect on our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

We continue to monitor the potential impact of the coronavirus outbreak, and any associated restrictions on travel and work that have been implemented, on our business and pre-clinical and clinical trials. The extent to which the coronavirus impacts us will depend on future developments, which are uncertain and cannot be predicted. We will continue to carefully monitor the situation with respect to each of our clinical trials and follow guidance from local and federal health authorities.

COVID-19 may also affect employees of third-party contract research organizations and contract manufacturing organizations located in affected geographies that we rely upon to carry out our clinical trials. For example, there were delays in laboratory analyses of patient samples due to pandemic related staffing issues at our CROs in 2021. In addition, we have taken precautionary measures, and may take additional measures, intended to help minimize the risk of the virus to our employees. We will continue to adjust these measures as necessary and as we are able in the future to balance the needs of our business with the safety of our employees.

We cannot presently predict the extent to which potential business shutdowns and disruptions may impact or limit our ability or the ability of any of the third parties with which we engage to conduct business in the manner and on the timelines presently planned. Any such impacts or limitations could have a material adverse impact on our business and our results of operation and financial condition. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. A recession or market correction resulting from the continued spread of COVID-19 or the geopolitical tensions in Russia and Ukraine, could materially affect our business and the price of our common stock.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. The coronavirus pandemic has also adversely affected the operations of necessary government agencies. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, competing demands from other companies or issues can affect the timeliness for which the FDA can review and process our regulatory submissions.

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

Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the US.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. As another example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020, incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price, or ASP, to HHS subject to enforcement via civil money penalties.

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that included several mandates pertaining to the pharmaceutical and health care insurance industries and called on HHS to release a comprehensive plan to combat high prescription drug prices. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions.

Most recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. The effect of Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known. There remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (WAC), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

In many activities, including the conduct of clinical trials, we are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. The regulatory framework for collecting, using, safeguarding, sharing, transferring and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which took effect across all Member States of the European Economic Area, or EEA, on May 25, 2018. The withdrawal of the United Kingdom from the European Union and the subsequent separation of the data protection regimes of these territories mean we are required to comply with separate data protection laws in the European Union and the United Kingdom, which may lead to additional compliance costs and could increase our overall risk. Similar laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. We must comply with laws and regulations associated with the international transfer of personal data based on the location in which the personal data originates and the location in which it is processed. Although there are legal mechanisms to facilitate the transfer of personal data from the European Economic Area (EEA), and Switzerland to the United States, the decision of the European Court of Justice that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the European Union to entities in the United States. In February 2016, the European Commission announced an agreement with the Department of Commerce, or DOC, to replace the invalidated safe harbor framework with a new EU-U.S. “Privacy Shield.” However, in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (SCCs) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission subsequently issued new SCCs in June 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board, and which are in turn relatively more onerous.

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

In addition, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition, California enacted the California Consumer Privacy Act (the CCPA), which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the CPRA) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the CPRA may increase our compliance costs and potential liability. Similar laws have been adopted in other states (for example Nevada, Virginia, Connecticut, Utah and Colorado) or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

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

Our internal computer systems and those of our current and any future collaborators and other contractors, consultants, or clinical trial sites are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering, phishing and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The number and complexity of these threats continue to increase over time. If any of the above events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of preclinical or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. The market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

For example, we have previously and may continue to collaborate with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to it. If we are unable to do so, the institution may offer intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Even if we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection, data exclusivity or orphan drug exclusivity, for our product candidates, we believe that our product candidates will be protected by exclusivity that prevents approval of a biosimilar in the United States for a period of twelve years from the time the product to which it claims similarity was first approved. However, The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262 (the BPCIA), created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. Current biosimilars litigation are addressing certain requirements of the BPCIA which is creating uncertainty over how certain terms of the BPCIA should be construed and this presents uncertainty for both the biologics innovator and biosimilar party. The BPCIA mechanism required for biosimilar applicants may pose greater risk that patent infringement litigation will disrupt our activities and add increased expenses as well as divert management’s attention. If a biosimilar version of one of our product candidates were approved in the United States, it could have a negative effect on our business.

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

Changes in U.S. and foreign patent law could diminish the value of patents in general, thereby impairing our ability to protect our products, and recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

European patent practice is expected to change when the European Unitary Patent (UP) and Unified Patent Court (UPC) enter into force on June 1, 2023. The new system will impact both pending European applications and granted European patents, and uncertainty remains about long-term implications of this change. The UPC may particularly present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. While the UPC is being implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally revoke our European patents. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. We will have the right to opt our patents out of the UPC system over the first seven years, but doing so may preclude us from realizing the benefits of the new unified court.

Obtaining And Maintaining Our Patent Protection Depends On Compliance with Various Procedural, Document Submission, Fee Payment and Other Requirements Imposed by Governmental Patent Agencies, And Our Patent Protection Could be Reduced or Eliminated For Non-Compliance With These Requirements.

Periodic maintenance fees on any issued patents are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Although an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. In any such event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

In addition, clinical investigators may serve as scientific advisors or consultants to us from time to time and may receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the preclinical study or clinical trial, the integrity of the data generated at the applicable preclinical study or clinical trial site may be questioned and the utility of the preclinical study or clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA. Any such delay or rejection could prevent us from commercializing our clinical-stage product candidate or any future therapeutic product candidates it may develop.

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

For example, we have agreements with Azzur Cleanrooms-On-Demand to lease clean-room space at their facility for manufacturing and formulation of cGMP material for our clinical trials and we have agreed to pay Azzur to renovate and upgrade the cleanroom space for expanded use. If Azzur were to not adhere to our agreement or suffer a material adverse event that affected their delivery of services to us, our ability to conduct clinical operations would be impacted.

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

We may attempt to form strategic collaborations, create joint ventures or enter into licensing arrangements with third parties with respect to our programs or platform that we believe will complement or augment our existing business. We may face significant competition in seeking appropriate strategic collaborators, and the negotiation process to secure appropriate terms is time consuming and complex. We may not be successful in our efforts to establish such a strategic collaboration for any product candidates and programs on terms that are acceptable to us, or at all. This may be because our product candidates and programs may be deemed to be at too early of a stage of development for collaborative effort, our research and development pipeline may be viewed as insufficient, the competitive or intellectual property landscape may be viewed as too intense or risky, the macro-economic conditions may disfavor a collaboration, and/or third parties may not view our product candidates and programs as having sufficient potential for commercialization, including the likelihood of an adequate safety and efficacy profile.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., Nestlé Health Science S.A. (Codexis, Inc.), Homology Medicines, Inc., American Gene Technologies International Inc., Generation Bio Co., Agios Pharmaceuticals, Inc., SOM Biotech SL, Jnana Therapeutics and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Novome Biotechnologies, Inc., Federation Bio, Inc., Oxidien Pharmaceuticals L.L.C. and others are developing product candidates for enteric hyperoxaluria. Aeglea BioTherapeutics and Travere Therapeutics are both developing product candidates for HCU. Selecta Biosciences, Jiangsu HengRui Medicine Co., Ltd., Horizon Pharma Inc., Dyve Biosciences, Arrowhead Pharmaceuticals, and HemoShear Therapeutics are developing drug candidates for gout. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition, we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Based on the beneficial ownership of our common stock as of March 22, 2023, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 47.3% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 22, 2023, there were a total of 67,728,025 shares of our common stock outstanding.

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

If we continue to fail to comply with the continued listing requirements of the Nasdaq Global Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the Nasdaq Global Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum bid price for our common stock of $1.00 per share, or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On December 6, 2022, we received a written notice from Nasdaq notifying us that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, our common stock did not meet the minimum bid price of $1.00 per share required by Nasdaq Listing Rule 5450(a)(1), initiating an automatic 180 calendar-day grace period for us to regain compliance.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from the date of the notification, or until June 5, 2023, to achieve compliance with the minimum bid price requirement. We will regain compliance with the minimum bid price requirement if at any time before June 5, 2023, the bid price for our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days.

We may choose on or before June 5, 2023 to transfer to the Nasdaq Capital Market and apply for a second 180 calendar day period to regain complaince. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At such time, we may appeal the delisting determination to a hearings panel.

We intend to continue to monitor the bid price levels for our common stock and will consider appropriate alternatives to achieve compliance within the 180 calendar-day compliance periods, including, among other things, a potential reverse stock split. There can be no assurance, however, that we will be able to do so.

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

Stockholders

As of March 22, 2023, there were approximately 105 stockholders of record of our common stock.

Dividends

We have never declared or paid any dividends to our stockholders since our inception, and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain any future earnings for the operation and expansion of our business.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of common stock during the quarter ended December 31, 2022:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
November 1, 2022 to November 30, 2022	4,196,889	$0.60	__	__
December 1, 2022 to December 31, 2022	__	__	__	__

1.
During the three months ended December 31, 2022, we purchased an aggregate of 4,196,889 shares of common stock in a privately negotiated transaction. See Note 13 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.
2.
Average price paid per share includes costs associated with the repurchases.

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

Overview

Synlogic is a late clinical-stage biotechnology company advancing the design and development of biotherapeutics based on synthetic biology. Synthetic biology leverages the application of engineering principles in the design of biological systems, genetic circuits and molecular components. We apply the power of synthetic biology to medicine, combining precision engineering with rational drug development to develop Synthetic Biotics. Synthetic Biotics are living probiotics genetically engineered to perform specific functions in the gastrointestinal (GI) tract targeting validated biology. Because Synthetic Biotics are orally administered and are based on familiar probiotics as their delivery method, or chassis, they offer a potentially convenient and safe approach to treatment.

Our Drug Candidate Pipeline

Synlogic’s pipeline includes SYNB1934, its lead program in phenylketonuria (PKU), which has demonstrated clinical proof of concept and is anticipated to enter Synpheny-3, its pivotal Phase 3 study in the first half of 2023. Our pipeline also includes novel drug candidates designed to treat homocystinuria (HCU), enteric hyperoxaluria and gout. Synlogic is working with Roche under a research collaboration focused on the discovery of a novel Synthetic Biotic for the treatment of inflammatory bowel disease (IBD) and with Ginkgo Bioworks, Inc. (Ginkgo) on additional undisclosed preclinical assets, combining Synlogic’s approach to Synthetic Biotics with Ginkgo’s Codebase and Foundry services.

Metabolic Disease

Metabolic diseases are disorders resulting from defects or alterations in how our bodies break down or produce important metabolites or molecules. In patients with these diseases, the absence of certain enzymes causes metabolites to accumulate in the gut and systemically throughout the body. In patients with PKU and HCU, these metabolites build up to toxic levels resulting in serious health consequences, including the possibility of irreversible neurological dysfunction.

PKU

Overview

Our lead PKU program, SYNB1934, is an orally administered, non-systemically absorbed drug candidate based on a genetically engineered form of the probiotic E. coli Nissle. SYNB1934 was designed to produce the enzymes LAAD and PAL to metabolize the amino acid phenylalanine (Phe), which can reach neurotoxic levels in people with PKU or hyperphenylalanemia (a term for less severe forms of inherited deficits in Phe metabolism). Treatment options for PKU are currently limited due to efficacy and safety, with the vast majority remaining in need of treatment, and many of those who are treated in need of additional Phe-lowering. Findings to date support the potential for an efficacious, safe, convenient, and flexible treatment option for PKU. An earlier generation of the same drug candidate, SYNB1618, received both Orphan Drug and Fast Track designations by the FDA and a positive opinion on orphan designation from the EMA. In October 2022, we announced positive findings for both SYNB1618 and SYNB1934 from the Phase 2 Synpheny-1 study and confirmed that SYNB1934 would be the candidate advancing to Synpheny-3, a pivotal Phase 3 study, expected to begin during the first half of 2023. In January 2023, we announced that the FDA granted Rare Pediatric Disease Designation to SYNB1934 for the treatment of PKU.

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

We initiated a Phase 2 clinical trial with SYNB1618 in the third quarter of 2020, referred to as the Synpheny-1 Study. The Synpheny-1 Study was designed to evaluate safety and tolerability of a solid oral formulation of SYNB1618 as well as its potential to lower blood Phe levels in adult PKU patients. In September 2021, an interim analysis of the ongoing Synpheny-1 study found that SYNB1618 demonstrated statistically significant reductions in blood Phe levels.

Our second development candidate for PKU, SYNB1934, was engineered to potentially provide increased Phe lowering activity compared to SYNB1618. In July 2021, we initiated clinical studies of a solid oral formulation of SYNB1934 following preclinical in vivo and in vitro studies demonstrating an approximately two-fold improvement in the ability of SYNB1934 to metabolize Phe compared to SYNB1618.

In September 2021, we announced results from a comparison of SYNB1618 and SYNB1934 activity in a Phase 1 healthy volunteer study. SYNB1934 showed an approximately two-fold higher activity level than SYNB1618 in a comparative analysis based on biomarkers of Phe metabolism. Additionally, SYNB1934 demonstrated a safety and tolerability profile similar to other Synthetic Biotics, including SYNB1618, at equivalent doses.

SYNB1934 clinical results in healthy volunteers were consistent with preclinical data and previously presented prospective biomarker-driven modeling. We believed that the increased activity of SYNB1934, relative to SYNB1618, could provide the opportunity to optimize the clinical profile based on individual patient needs. Accordingly, we added an arm evaluating SYNB1934 to the ongoing Synpheny-1 Phase 2 study. Positive top-line data from the Synpheny-1 Phase 1 study were announced in October 2022, and in March 2023, the data was presented in full at the Society for Inborn Metabolic Disorders (SIMD) Annual Meeting.

Based on data obtained across the PKU program, we have decided that SYNB1934 will advance to Synpheny-3, a Phase 3 pivotal study, which we plan to begin in the first half of 2023.

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

In November 2021 we announced the nomination of SYNB1353, a novel, orally administered, non-systemically absorbed live biotherapeutic drug candidate engineered to consume methionine, a precursor of homocysteine, in the GI tract thereby lowering tHcy in HCU patients. The rationale for this approach includes the methionine-restricted diet which is a standard of care in HCU to lower and control homocysteine levels. SYNB1353 was developed as part of a research collaboration with Ginkgo. We hold worldwide development and commercialization rights to SYNB1353. In November 2022, we announced proof of mechanism was achieved based on the positive findings from a Phase 1 study in healthy volunteers using a dietary model of homocystinuria, which showed that SYNB1353 reduced plasma methionine by metabolizing methionine and preventing its absorption in the GI tract. To date, the FDA has granted SYNB1353 Fast Track, Orphan Drug, and Rare Pediatric Disease designations as a potential treatment for HCU.

Enteric Hyperoxaluria

Enteric hyperoxaluria is a chronic, progressive disease characterized by high levels of urinary oxalate (Uox), a well-recognized cause of recurrent kidney stones with no approved treatment options. It is caused by fat malabsorption due to insults to the GI tract typically caused by surgery or disease such as Crohn’s, which leads to increased absorption of dietary oxalate, which is present in many common foods including leafy greens, nuts, and chocolate, and elevated urinary oxalate levels. The increased absorption into the circulation can crystal formation in the kidneys, reflected in dangerously high levels of Uox and with the potential to result in both recurrent kidney stones and progressive kidney damage. In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802. In 2021, Synlogic reported positive proof-of-mechanism for SYNB8802 from a Phase 1b study that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria. In December of 2022, we announced that SYNB8802 achieved proof of concept, and that dosing with SYNB8802 was associated with a dose-dependent reduction in Uox, with a -28% lowering (-37.2, -18.2) from baseline in Uox vs. placebo at the 1x1011 TID dose, and a -38% (-46.4, -28.7) lowering from baseline in Uox vs. placebo at the 3x1011 TID dose.

Gout

SYNB2081 is a Synthetic Biotic designed to consume uric acid in the GI tract with the goal of lowering systemic uric acid levels as a potential treatment for gout, a complex form of inflammatory arthritis. Current treatment options present limitations in both safety and efficacy. SYNB2081 presents a novel, orally administered, non-systemically absorbed drug candidate created through a research collaboration between Synlogic and Ginkgo, the leading horizontal platform for cell programming. Gout occurs when excess uric acid in the body forms crystals in the joints. Patients can experience symptoms such as intense joint pain, inflammation and redness, and limited range of motion in the affected joints due to excessive levels of uric acid. In addition, gout is a recognized risk factor in chronic kidney disease. Due to present limitations in current treatment options, we believe that there is a clear need for a new approach. In August 2022, we announced SYNB2081 as our drug candidate for the potential treatment of gout and the second product candidate to advance to clinical development through our collaboration with Ginkgo. Our plan is to continue moving SYNB2081 to the next stage of our drug development pipeline, and it is currently in IND-enabling studies.

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

Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira®(adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the CDC, in 2015 an estimated three million adults in the United States are reported as being diagnosed with IBD. In June of 2021 we entered into a research collaboration agreement with Roche for the discovery of a novel Synthetic Biotic for the treatment of IBD. In addition, we continue to advance additional, wholly-owned preclinical research efforts in IBD.

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

Business Overview

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $66.1 million and $60.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had an accumulated deficit of approximately $357.0 million and $290.9 million, respectively, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Impact of the COVID-19 pandemic on our business

The COVID-19 pandemic continues to affect economies and business around the world. The extent and duration of such effects remain uncertain and difficult to predict, particularly as virus variants continue to spread. We are actively monitoring and managing our response and assessing actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor related to the impact of the COVID-19 pandemic, “A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or geopolitical tensions, such as the armed conflict between Russia and Ukraine, may materially and adversely affect our business and our financial results” described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Effects of Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflation has had, and may continue to have, an impact on the labor costs we incur to attract and retain qualified personnel, costs to conduct clinical trials and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

Financial Overview

Revenue

Revenue for the year ended December 31, 2022 was generated from the Roche Collaboration and Option Agreement. See Note 10, Collaboration Agreements: Roche Collaboration in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full discussion of this arrangement.

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

	Year ended December 31,
	2022	2021
SYNB1934	$4,380	$3,189
SYNB1618	3,436	3,577
SYNB8802	4,197	6,499
SYNB1353	2,259	—
SYNB1891	1,223	2,541
External pre-development candidate expenses and unallocated expenses	7,129	4,526
Internal research and development expenses	29,420	26,795
Total	$52,044	$47,127

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Year ended December 31,
	2022	2021
	(in thousands)
Revenue	$1,180	$1,754
Operating expenses:
Research and development	52,044	47,127
General and administrative	16,555	15,392
Total operating expenses	68,599	62,519
Loss from operations	(67,419)	(60,765)
Other income (expense):
Interest and investment income	1,267	210
Interest expense	(2)	(2)
Other expense	7	(4)
Other income (expense), net	1,272	204
Net loss	$(66,147)	$(60,561)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

	Years Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands)
Revenue	$1,180	$1,754	$(574)	(33)%

Revenue was $1.2 million for the year ended December 31, 2022 compared to $1.8 million for the year ended December 31, 2021. Revenue for both periods was primarily related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

	Years Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$52,044	$47,127	$4,917	10%
General and administrative	16,555	15,392	1,163	8%
Total operating expenses	$68,599	$62,519	$6,080	10%

Research and Development Expense

Research and development expense was $52.0 million for the year ended December 31, 2022 compared to $47.1 million for the year ended December 31, 2021. The increase of $4.9 million was due to increases of clinical development costs of $2.0 million for SYNB1353, and $0.3 million for SYNB1934, as well as an increase of $1.3 million of manufacturing costs and an increase of $0.8 million of non-clinical costs. There were additional increases of $1.3 million in compensation, benefits and other employee-related expenses, of which $0.7 million were a result of the reduction in workforce announced in November 2022. In addition, there were increases of $1.3 million in research and development support costs and $1.1 million in professional services. These increases were offset by decreases of clinical development costs of $2.1 million for SYNB8802 and $1.1 million for SYNB1891.

General and Administrative Expense

General and administrative expense was $16.6 million for the year ended December 31, 2022 compared to $15.4 million for the year ended December 31, 2021. The increase of $1.2 million was primarily due to an increase of $0.9 million in compensation, benefits and other employee-related expenses, of which $0.1 million were a result of the reduction in workforce announced in November 2022.

Other Income (Expense)

	Years Ended
	December 31,		Change
	2022	2021	$	%
	(in thousands)
Other income (expense):
Interest and investment income	$1,267	$210	$1,057	503%
Interest expense	(2)	(2)	—	0%
Other expense	7	(4)	11	(275)%
Total other income, net	$1,272	$204	$1,068	524%

Other income for the year ended December 31, 2022 was $1.3 million compared to $0.2 million for the corresponding period in 2021. The increase in other income of $1.1 million was due to an increase in income earned on our cash, cash equivalents and short-term investment balances, primarily related to higher interest rates.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and as of December 31, 2022, we had an accumulated deficit of $357.0 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At December 31, 2022, we had $77.6 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. Our available-for-sale securities include amounts held in commercial paper and U.S. treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2022, our cash, cash equivalents and marketable securities balance decreased $59.0 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform. These decreases were offset by the proceeds from maturity of marketable securities.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Years ended December 31,
	2022	2021
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(56,888)	$(52,198)
Investing activities	58,351	(53,253)
Financing activities	(2,040)	89,382
Net decrease in cash, cash equivalents and restricted cash	$(577)	$(16,069)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $56.9 million for the year ended December 31, 2022. The primary use of cash was our net loss of $66.1 million, partially offset by changes in our assets and liabilities of $0.7 million and $8.5 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include decreases in the operating lease liability, decreases in prepaid expenses and other current assets, increases in prepaid research and development expenses, increases in accounts payable and accrued expenses, and increased deferred revenue.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $58.4 million and resulted primarily from the proceeds from maturity of marketable securities of $141.9 million. This was offset by the purchases of marketable securities of $82.8 million and property and equipment of $0.7 million.

Net cash used in investing activities for the year ended December 31, 2021 was $53.3 million and resulted primarily from the purchases of marketable securities of $167.9 million and property and equipment of $0.7 million. This was offset by the proceeds from maturity of marketable securities of $114.0 million and proceeds from redemption of marketable securities of $1.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 totaled $2.0 million, primarily related to the repurchase of our common stock of $2.5 million, partially offset by $0.3 million from the sale of our common stock in the ATM offering program, and $0.2 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.

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

We are currently generating revenue from our Roche collaboration and have historically generated revenue from previous collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of December 31, 2022, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Specifically, based on our current forecast, our existing cash, cash equivalents and short-term marketable securities balances are expected to provide a cash runway extending into the second half of fiscal 2024. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

On January 21, 2022, the Company entered into two Statements of Work with Azzur. Pursuant to the first of these SOWs (the Third SOW), the Company has agreed to pay Azzur $0.7 million to renovate and upgrade the cleanroom space at Azzur for the Company’s expanded use. The second of these SOWs (the Fourth SOW) replaces the Second SOW that the Company entered into with Azzur on April 29, 2021. The Fourth SOW extends the term of the lease, for the period beginning January 2022 through March 2023 (the Third Term). The Third and Fourth SOWs resulted in an adjustment to the operating lease right-of-use asset and corresponding operating lease liabilities of $1.8 million.

In November 2022, the Company entered into a new agreement (the Fifth SOW) with Azzur that extended the term of the lease, for the period beginning April 2023 through December 2023 (the Fourth Term). The Fifth SOW contains two options to extend the lease, the first option goes through June 2024, and the second option goes through December 2024. As of December 31, 2022, the Company determined that it was reasonably certain to exercise the first option to extend the lease. The Fifth SOW resulted in an adjustment to the operating lease right-of-use asset and corresponding operating lease liabilities of $1.0 million. The total remaining liability associated with the Azzur lease is approximately $2.9 million as of December 31, 2022.

The Company may terminate the Fifth SOW on three months’ prior written notice at any time during the Term. In addition, either party may terminate the Master Services Agreement (including the SOWs) due to a breach by the other party and failure to cure. The Company is reasonably certain not to exercise the termination option through June 2024.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-26 respectively, of this Annual Report on Form 10-K.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Item 15(a). The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2) See “Consolidated Financial Statements and Supplementary Data” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable, or the information is included in the financial statements or notes thereto.

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566
4.3	Description of Securities		10-K (Exhibit 4.3)	03/12/2020	001-37566

10.1#	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4#	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	001-37566

10.6#	Non‑Employee Director Compensation Program.		8-K (Exhibit 10.1)	01/31/2020	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.7#	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

10.8#	Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of June 22, 2016		8-K (Exhibit 10.6)	08/28/2017	001-37566

10.9#	First Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of November 7, 2016		8-K (Exhibit 10.7)	08/28/2017	001-37566

10.10#	Second Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of May 8, 2017		8-K (Exhibit 10.8)	08/28/2017	001-37566

10.11#	Third Amendment to Offer Letter dated as of June 5, 2018, between Synlogic, Inc. and Aoife Brennan, MB, BCh, BAO, MMSc		10-Q (Exhibit 10.1)	08/9/2018	001-37566

10.12#	Amended and Restated Letter Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of October 1, 2018		10-Q (Exhibit 10.1)	11/13/2018	001-37566

10.13	Employment Agreement dated as of January 24, 2022, by and between Synlogic and Michael Jensen		8-K (Exhibit 10.1)	03/03/2022	001-37566

10.14.1	Employment Letter Agreement dated November 28, 2018, by and between Synlogic and Antoine Awad		10-K (Exhibit 10.14.1)	03/25/2021	001-37566

10.14.2	Promotion Letter, dated July 21, 2020, for Antoine Awad		10-K (Exhibit 10.14.2)	03/25/2021	001-37566

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

			10-K (Exhibit 10.25)	03/12/2019	001-37566

10.18†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	08/28/2017	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.19	Sales Agreement, dated as of July 23, 2021 by and between the registrant and Jefferies LLC		10-Q (Exhibit 1.1)	11/10/2021	001-37566

10.20	Form of Subscription Agreement, dated as of April 6, 2018, by and among Synlogic, Inc. and certain investors.		8-K (Exhibit 10.1)	04/6/2018	001-37566

10.21†	Master Contract Services Agreement, dated as of September 8, 2018, between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.29)	03/12/2019	001-37566

10.22†	Statement of Work dated September 10, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.30)	03/12/2019	001-37566

10.23†	Statement of Work dated December 7, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.31)	03/12/2019	001-37566

10.24	Subscription Agreement dated June 11, 2019 by and between the Company and Ginkgo Bioworks, Inc.		8-K (Exhibit 10.1)	06/12/2019	001-37566

10.25†	Foundry Terms of Service Agreement dated June 11, 2019 by and between Synlogic Operating Company Inc. and Ginkgo Bioworks, Inc.		10-Q (Exhibit 10.2)	08/08/2019	001-37566

10.26	Consulting Agreement effective as of October 13, 2019 by and between the Company and Danforth Advisors, LLC, as amended		8-K (Exhibit 10.1)	10/24/2019	001-37566

10.27	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

10.28†	License and Services Agreement and Statement of Work, dated April 28, 2021, by and between Synlogic Operating Company, Inc. and Azzur Cleanrooms-On-Demand – Boston, LLC.		10-Q (Exhibit 10.1)	08/12/2021	001-37566

10.29†	Pilot Collaboration and Option Agreement, dated June 16, 2021, among Synlogic Operating Company, Inc. and Hoffman-La Roche Inc.		10-Q (Exhibit 10.2)	08/12/2021	001-37566

10.30	Statement of Work dated January 21, 2022 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-01		10-K (Exhibit 10.30)	03/17/2022	001-37566

10.31	Statement of Work dated January 21, 2022 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-2		10-K (Exhibit 10.31)	03/17/2022	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.32	Statement of Work dated November 22, 2022 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-01 Extension A	X

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Synlogic, Inc.

Date: March 29, 2023	By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Aoife Brennan and Michael Jensen his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ AOIFE BRENNAN	President, Chief Executive Officer, and Director	March 29, 2023
Aoife Brennan	(Principal Executive Officer)

/s/ MICHAEL JENSEN	Chief Financial Officer	March 29, 2023
Michael Jensen	(Principal Financial Officer and Principal Accounting Officer)

/s/ PETER BARRETT
Peter Barrett	Chairman of the Board	March 29, 2023

/s/ MICHAEL BURGESS
Michael Burgess	Director	March 29, 2023

/s/ MICHAEL HEFFERNAN
Michael Heffernan	Director	March 29, 2023

/s/ PATRICIA HURTER
Patricia Hurter	Director	March 29, 2023

/s/ LISA KELLY-CROSWELL
Lisa Kelly-Croswell	Director	March 29, 2023

/s/ NICK LESCHLY
Nick Leschly	Director	March 29, 2023

/s/ EDWARD MATHERS
Edward Mathers	Director	March 29, 2023

/s/ RICHARD P. SHEA
Richard P. Shea	Director	March 29, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of accrued expenses related to research and development activities performed by third parties

As discussed in Note 2 to the consolidated financial statements, costs incurred in research and development are expensed as incurred. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial costs, contractual services costs, and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period and the expected duration of the third-party service contract, where applicable. As discussed in Note 7 to the consolidated financial statements, the accrued expenses balance related to research and development activities performed by third parties was $1.6 million at December 31, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We inspected contracts with third-party service providers, including any subsequent amendments, confirmed costs incurred to date with the respective third parties under the contracts, and inspected invoices to evaluate the amounts billed to date under the contracts. Furthermore, to assess that all services rendered by the third parties prior to December 31, 2022 were appropriately included in the Company’s accrued expenses balance at December 31, 2022, we (1) inquired of the individuals at the Company who are responsible for overseeing the research and development activities of the third-party service providers to understand the progress of the respective programs, (2) inspected correspondence received from the third-party service providers, including status reports, and compared them to the estimates underlying the accrued expenses balance, and (3) compared amounts ultimately invoiced by the third-party service providers subsequent to December 31, 2022 to the amounts accrued by the Company.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts
March 29, 2023

SYNLOGIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$15,861	$16,438
Short-term marketable securities	61,768	112,150
Prepaid expenses and other current assets	2,153	4,721
Total current assets	79,782	133,309
Long-term marketable securities	—	8,041
Property and equipment, net	7,323	9,088
Right of use asset - operating lease	14,356	13,889
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	8,300	9,309
Other assets	7	3
Total assets	$110,865	$174,736
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,785	$1,944
Accrued expenses	5,290	4,402
Deferred revenue	882	531
Lease liability - operating lease	4,152	3,191
Finance lease obligations	13	12
Total current liabilities	12,122	10,080
Long-term liabilities:
Lease liability - operating lease, net of current portion	16,129	17,372
Finance lease obligations, net of current portion	4	18
Total long-term liabilities	16,133	17,390
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 70,933,140 shares issued and 66,736,251 shares outstanding as of December 31, 2022 and 69,698,844 shares issued and outstanding as of December 31, 2021	71	70
Additional paid-in capital	442,237	438,113
Accumulated other comprehensive loss	(161)	(45)
Accumulated deficit	(357,019)	(290,872)
Treasury stock, at cost (4,196,889 shares at December 31, 2022 and no shares at December 31, 2021)	(2,518)	—
Total stockholders' equity	82,610	147,266
Total liabilities and stockholders' equity	$110,865	$174,736

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years ended December 31,
	2022	2021
Revenue	$1,180	$1,754
Operating expenses:
Research and development	52,044	47,127
General and administrative	16,555	15,392
Total operating expenses	68,599	62,519
Loss from operations	(67,419)	(60,765)
Other income (expense):
Interest and investment income	1,267	210
Interest expense	(2)	(2)
Other expense	7	(4)
Other income (expense), net	1,272	204
Net loss	$(66,147)	$(60,561)

Net loss per share - basic and diluted	$(0.92)	$(1.09)
Weighted-average common stock outstanding - basic and diluted	71,725,479	55,329,711
Comprehensive loss:
Net loss	$(66,147)	$(60,561)
Net unrealized loss on marketable securities	(116)	(59)
Comprehensive loss	$(66,263)	$(60,620)

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other		Treasury Stock
	$0.001 par value		paid-in	comprehensive	Accumulated			Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2020	38,183,273	$38	$345,394	$14	$(230,311)	—	$—	$115,135
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	2,447,211	3	8,047	—	—	—	—	8,050
Proceeds from issuance of common stock, net of issuance costs	28,750,000	29	81,010	—	—	—	—	81,039
Exercise of options	139,772	—	280	—	—	—	—	280
Issuance of restricted stock	242,454	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	42,653	—	94	—	—	—	—	94
Share withholding	(28,725)	—	(73)	—	—	—	—	(73)
Cancellation of restricted stock	(77,794)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	3,361	—	—	—	—	3,361
Unrealized gain (loss) on securities	—	—	—	(59)	—	—	—	(59)
Net loss	—	—	—	—	(60,561)	—	—	(60,561)
Balance at December 31, 2021	69,698,844	$70	$438,113	$(45)	$(290,872)	—	$—	$147,266
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	481,451	—	287	—	—	—	—	287
Repurchase of common stock	—	—	—	—	—	(4,196,889)	(2,518)	(2,518)
Exercise of options	35,562	—	61	—	—	—	—	61
Issuance of restricted stock	762,772	1	—	—	—	—	—	1
Issuance of common stock under employee stock purchase plan	106,629	—	137	—	—	—	—	137
Share withholding	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(152,118)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	3,639	—	—	—	—	3,639
Unrealized gain (loss) on securities	—	—	—	(116)	—	—	—	(116)
Net loss	—	—	—	—	(66,147)	—	—	(66,147)
Balance at December 31, 2022	70,933,140	$71	$442,237	$(161)	$(357,019)	(4,196,889)	$(2,518)	$82,610

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(66,147)	$(60,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,520	2,443
Equity-based compensation expense	3,639	3,361
Accretion/amortization of investment securities	(772)	261
Reduction in carrying amount of operating lease right of use asset	3,149	2,098
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,568	1,681
Prepaid research and development, net of current portion	1,009	281
Other assets	(4)	1
Accounts payable and accrued expenses	697	538
Deferred revenue	351	531
Operating lease liabilities	(3,898)	(2,701)
Other long-term liabilities	—	(131)
Net cash used in operating activities	(56,888)	(52,198)
Cash flows from investing activities:
Purchases of marketable securities	(82,787)	(167,866)
Proceeds from maturity of marketable securities	141,866	114,022
Proceeds from redemption of marketable securities	—	1,270
Purchases of property and equipment	(728)	(679)
Net cash provided by (used in) investing activities	58,351	(53,253)
Cash flows from financing activities:
Payments on finance lease obligations	(13)	(8)
Restricted stock awards withheld for payment of employees' withholding tax liability	—	(73)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	293	8,047
Proceeds from employee stock purchases and exercise of stock options	198	374
Proceeds from issuance of common stock, net of issuance costs	—	81,042
Repurchase of Common Stock (Treasury Stock)	(2,518)	—
Net cash (used in) provided by financing activities	(2,040)	89,382
Net decrease in cash, cash equivalents and restricted cash	(577)	(16,069)
Cash, cash equivalents and restricted cash at beginning of period	17,535	33,604
Cash, cash equivalents and restricted cash at end of period	$16,958	$17,535
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$27	$40
Assets acquired under operating lease obligation	$3,616	$460
Supplemental disclosure of non-cash financing activities:
Purchase under finance lease	$—	$36
Issuance costs included in accounts payable and accrued expenses	$6	$—
Cash paid for interest	$2	$2

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

Liquidity

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. At December 31, 2022, the Company had approximately $77.6 million in cash, cash equivalents and short-term marketable securities. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $357.0 million at December 31, 2022. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to secure additional sources of funding in the form of debt or equity financings, or through the execution of additional collaboration agreements. Management believes that the Company has sufficient cash to fund its operations through at least twelve months from the issuance date of these financial statements. If the Company cannot secure additional funding, it may be required to undertake further organizational changes, including reducing research and development spending on certain clinical stage and preclinical research programs and implementing additional reductions to its workforce.

Risks and Uncertainties

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

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through December 31, 2022, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are uncertain at this time.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, the Company’s management evaluates its estimates, including those related to research and development accruals and prepaids, accrued expenses, contingencies, and investments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds, including money market funds held in a sweep account. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $15.9 million and $16.4 million at December 31, 2022 and 2021, respectively.

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

Restricted Cash

The Company held cash of approximately $1.1 million at December 31, 2022 and 2021 in a letter of credit to secure its lease at the 301 Binney Street facility. The Company has classified this deposit as long-term restricted cash on its balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$15,861	$16,438
Restricted cash	1,097	1,097
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$16,958	$17,535

Fair Value

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2022 and 2021.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

Recently Issued and Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other accounting standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, recently issued pronouncements that are or will be applicable to the Company did not have, or are not expected to have, a material impact on its present or future consolidated financial statements or disclosures.

(3)
Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.

At December 31, 2022 and 2021, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,861	$15,861	$—	$—
Commercial paper	44,375	—	44,375	—
U.S. treasuries	17,393	17,393	—	—
Total	$77,629	$33,254	$44,375	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)
Money market funds	$16,437	$16,437	$—	$—
Commercial paper	106,277	—	106,277	—
Corporate debt securities	5,873	—	5,873	—
U.S. treasuries	8,041	8,041	—	—
Total	$136,628	$24,478	$112,150	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2022 and December 31, 2021 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at December 31, 2022 and December 31, 2021 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at December 31, 2022 and 2021 (in thousands):

December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$44,437	$8	$(70)	$44,375
Corporate debt securities	—	—	—	—
U.S. treasuries	17,492	—	(99)	17,393
Total	$61,929	$8	$(169)	$61,768

December 31, 2021	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$106,298	$8	$(29)	$106,277
Corporate debt securities	5,876	0	(3)	5,873
U.S. treasuries	8,062	0	(21)	8,041
Total	$120,236	$8	$(53)	$120,191

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The contractual maturity of all securities held at December 31, 2022 was six months or less. There were fifteen investments in an unrealized loss position at December 31, 2022. The aggregate fair value of the securities in an unrealized loss position at December 31, 2022 and 2021 was $36.6 million and $72.2 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until maturity or a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at December 31, 2022.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Prepaid insurance	$887	$979
Prepaid research and development	320	2,721
Other prepaid expenses	771	710
Other current assets	175	311
Total prepaid expenses and other current assets	$2,153	$4,721

(6)
Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Laboratory equipment	$9,313	$8,274
Computer and office equipment	793	756
Furniture and fixtures	500	500
Leasehold improvements	9,820	9,561
Construction in progress	37	623
	20,463	19,714
Less accumulated depreciation	(13,140)	(10,626)
Property and equipment, net	$7,323	$9,088

Depreciation expense on property and equipment was $2.5 million and $2.4 million in 2022 and 2021, respectively.

(7)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2022	2021
Payroll related	$3,401	$3,495
Professional fees	152	298
Research and development	1,624	336
Other	113	273
Total accrued expenses	$5,290	$4,402

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(8)
Stockholders' Equity

The Company’s common stock has the following characteristics:

•
The holders of shares of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
•
The holders of shares of common stock are entitled to receive dividends, if and when, declared by the Company’s board of directors. Since inception, no cash dividends have been declared.

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) 6,340,771 shares of common stock and accompanying Pre-Funded Warrants (the Pre-Funded Warrants) to purchase up to an aggregate of 2,548,117 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $9.00. The Pre-Funded Warrants have an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The proceeds, net of issuance costs, were approximately $79.9 million, $57.0 million related to the proceeds from sale of the common stock and $22.9 million related to the proceeds from sale of the Pre-Funded Warrants. The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. In addition, in connection with the issuance to Ginkgo of common stock and Pre-Funded Warrants, the Company expanded its existing collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. None of the Pre-Funded Warrants have been exercised as of December 31, 2022. (See Note 10, Collaboration Agreements: Ginkgo Collaboration).

On October 13, 2017, the Company entered into a sales agreement with Cowen and Company, LLC (Cowen) with respect to an at-the-market (ATM) offering program. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. During the year ended December 31, 2021, 2,447,211 shares of common stock were sold pursuant to the ATM, resulting in net proceeds of approximately $8.0 million. This sales agreement with Cowen was terminated in July 2021.

In July 2021, the Company entered into a new sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the year ended December 31, 2022, 481,451 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $0.3 million.

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

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

December 31, 2022
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	3,328,011
Employee Stock Purchase Plan	52,648
Total	5,928,776

(9)
Equity‑based Compensation and Equity Incentive Plans

Equity Plans

The Company currently has three active equity plans.

The 2015 Equity Incentive Award Plan (2015 Plan) functions as the primary equity plan for the Company. The 2015 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2015 Plan, which annual increase will be added on the first day of each fiscal year from 2016 through 2025, inclusive, and will be equal to the lesser of (i) five percent of the shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board of Directors. On January 1, 2022, the Company added 3,484,942 shares to the 2015 Plan pursuant to the “evergreen provision”. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards.

The 2017 Stock Incentive Plan (the 2017 Plan) provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

The 2015 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company suspended the ESPP in 2017. In December 2019, the Board reactivated the 2015 ESPP and approved an amendment to the ESPP to (i) reduce the permitted payroll deduction and number of shares of the Company’s common stock that a participant may purchase per calendar year and offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the 2015 ESPP was effective immediately. The Company’s executive officers are eligible to participate in the 2015 ESPP. The ESPP includes an “evergreen provision,” allowing for an annual increase in the number of shares of common stock available for issuance. On January 1, 2022, the Company added 696,988 shares to the ESPP pursuant to the “evergreen provision”. There were 106,629 shares of common stock purchased under the ESPP during the year ended December 31, 2022.

Stock Options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued to employees and non-employees under the 2015 Plan and the 2017 Plan, during the years ended December 31, 2022 and 2021 were:

	Year ended December 31,
Employees:	2022	2021
Expected term	6.2 years	6.2 years
Weighted-average, risk-free interest rate	2.4%	1.0%
Expected volatility	82.5%	84.9%
Dividend yield	—	—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity under the 2015 and 2017 Plans.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2021	4,500,913	$5.17	8.2	$588
Granted	3,738,999	1.62		—
Exercised	(35,562)	1.73		14
Cancelled/Forfeited	(956,655)	2.92		—
Outstanding at December 31, 2022	7,247,695	3.65	8.1	$30

Vested or expected to vest at December 31, 2022	7,247,695	$3.65	8.1	$30
Exercisable at December 31, 2022	3,328,011	$5.65	7.0	$—

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2022 and 2021. 185,500 and 1,210,026 options were in the money at December 31, 2022 and 2021, respectively.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2022 and 2021 was approximately $1.16 and $2.42, respectively. The total fair value of awards that vested during the years ended December 31, 2022 and 2021 was $3.2 million and $2.8 million, respectively.

As of December 31, 2022, there was approximately $4.9 million of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.6 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

During the years ended December 31, 2022 and 2021, 762,772 and 242,454 shares of restricted common stock were granted, respectively.

The following table shows restricted common stock activity:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2021	299,248	$2.83
Granted	762,772	1.60
Vested	(83,637)	2.71
Forfeited	(152,118)	1.81
Unvested at December 31, 2022	826,265	$1.89

The total fair value of shares that vested during the years ended December 31, 2022 and 2021 was $0.2 million and $0.8 million, respectively.

As of December 31, 2022, there was approximately $1.2 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.8 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation expense recognized over the six-month offering periods. The compensation expense for the years ended December 31, 2022 and December 31, 2021 was less than $0.1 million in both years.

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $3.6 million and $3.4 million, during the years ended December 31, 2022 and 2021, respectively. Equity compensation during the years ended December 31, 2022 and 2021 is derived from stock options, restricted stock awards, and the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Research and development	$1,565	$1,373
General and administrative	2,074	1,988
	$3,639	$3,361

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Stock options	$3,168	$2,969
Restricted stock awards	396	334
ESPP	75	58
	$3,639	$3,361

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Company. Either party may terminate the Roche Collaboration and Option Agreement in the event of an uncured material breach of the other party.

The research and development will be performed by the Company for approximately two years according to three phases of research as defined in the research plan. The Company is eligible to receive milestone payments from Roche upon the achievement of success criteria for respective milestones.

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

In June 2021, the Company began work on the research and development services for the first phase of the research plan and the $1.0 million upfront payment was recognized over the time of the first phase of the research plan. In September 2021, the Company completed the research and development services for the first phase of the research plan and achieved a milestone payment of $1.0 million, which was paid by Roche in November 2021. At this time, the milestone payment was allocated to a new performance obligation consisting of the underlying research and development services to be performed over the second phase of the research plan. In August 2022, the Company completed the research and development services for the second phase of the research plan and achieved a milestone payment of $1.5 million, which was paid by Roche in October 2022. At this time, the milestone payment was allocated to a new performance obligation consisting of the underlying research and development services to be performed over the third phase of the research plan. Upon the Company’s completion of these activities and subject to Roche’s termination right, the additional milestone payments based on the achievement of specific events outlined in the Roche Collaboration and Option Agreement will become due.

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

The Company recognized $1.2 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. Deferred revenue from the collaboration amounted to $0.9 million as of December 31, 2022, all of which is included in current liabilities.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, in connection with the issuance to Ginkgo of an aggregate of 6,340,771 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 2,548,117 common stock (See Note 8), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The current and non-current balances relating to the prepayment of foundry services is recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion, respectively, on the December 31, 2022 consolidated balance sheet. At December 31, 2022, the Company had remaining balances of $0.1 million and $8.2 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

(11)
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	2022	2021
Numerator:
Net loss	$(66,147)	$(60,561)
Denominator:
Weighted-average common shares outstanding - basic and diluted	71,725,479	55,329,711
Net loss per share - basic and diluted	$(0.92)	$(1.09)

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

	As of December 31,
	2022	2021
Unvested restricted common stock awards	826,265	299,248
Outstanding options to purchase common stock	7,247,695	4,500,913
Potential shares issuable under the ESPP	52,648	21,569

(12)
Income Taxes

During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of reclaiming a benefit for those losses.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$81,803	$76,802
Tax credit carryforwards	9,118	7,248
Accrued expenses	127	181
Property and equipment	888	591
Lease liabilities	5,541	5,618
Equity compensation	2,516	2,396
Amortizable intangibles	1,165	1,197
Amortizable research expenditures (1)	12,000	—
Other	363	238
Gross deferred tax assets	113,521	94,271
Deferred tax liabilities:
Right of use assets	(3,922)	(3,794)
Gross deferred tax liabilities	(3,922)	(3,794)
Valuation allowance	(109,599)	(90,477)
Net deferred tax assets	$—	$—

(1) Under the Tax Cuts and Jobs Act (TCJA), research and experimental (R&D) expenditures are capitalized and amortized under section 174 for tax years beginning after December 31, 2021. These costs are amortized for tax purposes over 5 years since the R&D was performed in the U.S. The unamortized balance of these costs is presented as a deferred tax asset in the table above.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $109.6 million and $90.5 million was established at December 31, 2022 and 2021, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2022	2021
	Tax Rate	Tax Rate
U.S. federal statutory rate	21%	21%
State income taxes, net of federal benefit	6%	6%
Other permanent differences	(1)%	0%
Tax credits	3%	2%
Other items	0%	0%
Net change in valuation allowance	(29)%	(29)%
Effective income tax rate	—	—

A roll-forward of the valuation allowance for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	Years ended December 31,
	2022	2021
Balance at beginning of year	$(90,477)	$(72,791)
Increase in valuation allowance	(19,122)	(17,686)
Balance at end of year	$(109,599)	$(90,477)

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of December 31, 2022, the Company had federal net operating loss carryforwards that may be available to reduce future taxable income of $302.5 million. Of the $302.5 million of federal net operating loss carryforwards, $79.4 million will expire on various dates from 2034 to 2037. The remaining $223.1 million of federal net operating loss carryforwards do not expire. The Company also had state net operating loss carryforwards that may be available to reduce future taxable income of $289.2 million for the period ended December 31, 2022. The state net operating loss carryforwards begin to expire in 2029. In addition, as of December 31, 2022, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of $5.9 million and $3.6 million, respectively.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. The Company expects the impact of these provisions to be immaterial.

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

The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2022. The Company’s policy is to record interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statement of operations. There are no interest or penalties accrued at December 31, 2022 and 2021.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2019 to the present are open to examination under the statute. The Company’s net operating losses and other attributes generated in a closed tax year may still be adjusted to determine the amount of carryforward deduction available in an open year under examination.

(13) Share Repurchase

On November 25, 2022, the Company entered into a definitive share repurchase agreement with a stockholder, as part of a privately negotiated transaction, to repurchase 4,196,889 shares of common stock held by them for an aggregate purchase price of $2.5 million, or $0.60 per share. This repurchase was completed on November 28, 2022.

Repurchased shares are held as treasury stock at cost until they are retired or re-issued. There were no retirements or re-issuances of treasury stock during the year ended December 31, 2022.

(14)
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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

During the year ended December 31, 2018, the Company entered into an agreement (the First SOW) with Azzur Group, LLC (Azzur) whereby Azzur agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the Azzur Suite), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the Initial Term). In April 2021, Synlogic entered into a new agreement (the Second SOW) with Azzur which replaced the First SOW. Pursuant to the Second SOW, Synlogic was granted access to, and use of, the Azzur Suite for a period of 20 months, from May 2021 to December 2022 (the Second Term). On January 21, 2022, the Company entered into two agreements with Azzur. Pursuant to the first of the agreements (the Third SOW), the Company has agreed to pay Azzur $0.7 million to renovate and upgrade the cleanroom space at Azzur for the Company’s expanded use. The second of the agreements (the Fourth SOW) replaces the Second SOW that the Company entered into with Azzur in April 2021. The Fourth SOW extends the term of the lease, for the period beginning January 2022 through March 2023 (the Third Term). In November 2022, the Company entered into a new agreement (the Fifth SOW) with Azzur that extended the term of the lease, for the period beginning April 2023 through December 2023 (the Fourth Term). The Fifth SOW contains two options to extend the lease, the first option goes through June 2024, and the second option goes through December 2024. The Company determined that the agreement contained an embedded lease because the Company controls the use of the Azzur Suite. Accordingly, the fixed and in-substance fixed consideration under the agreement was used to measure the ROU asset and lease liability at the effective date. The ROU asset and lease liability are subsequently remeasured to reflect the impact of each subsequent modification. As of December 31, 2022, the Company determined that it was reasonably certain to exercise the first option to extend the lease under the Fifth SOW, and thus was included in the lease liability calculation.

Leases classified as operating leases are included in operating lease ROU assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheets. The operating lease right-of-use asset and operating lease liability represents the Binney Street lease and the Azzur Suite lease. Cash paid for amounts included in the present value of operating lease liabilities was $5.5 and $4.4 million during the years ended December 31, 2022 and 2021, respectively, which is included in operating cash flows.

The components of lease cost for operating leases for the years ended December 31, 2022 and 2021 were (in thousands):

	For the year ended December 31,
Operating leases	2022	2021
Operating lease cost	$4,812	$3,824
Variable lease cost	1,409	1,500
Total lease cost	$6,221	$5,324

The right-of-use asset for the operating lease is disclosed on the consolidated balance sheets.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	For the year ended December 31,
	2022	2021
Weighted average discount rate	8.3%	8.0%
Weighted average remaining lease term (years)	5.1	6.3

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2022 to the operating lease liabilities recorded on the balance sheet: December 31, 2022

Maturity of lease liabilities	Operating Leases
(in thousands)
2023	$5,626
2024	4,749
2025	3,792
2026	3,905
2027	4,022
Thereafter	2,667
Total lease payments	24,761
Less: imputed interest	4,480
Total lease liabilities	$20,281
Current lease liabilities	4,152
Long-term lease liabilities	16,129

The lease cost for finance leases during the years ended December 31, 2022 and 2021, and the finance lease liability at December 31, 2022, were not material.
(15)
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

(16)
Employee Benefits

The Company has a defined contribution 401(k) plan for eligible employees. Employees are eligible to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company started to match employee contributions effective January 1, 2019. The Company matched 50% of the employee contributions to the 401(k) plan up to a maximum of 4% of the participating employee’s eligible earnings, resulting in a maximum company match of 2% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. In 2021, the Company increased the match to 50% of the employee contributions up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. For the years ended December 31, 2022 and 2021, the Company made $0.5 million and $0.3 million contributions to the plan, respectively.

(17)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of December 31, 2022, Ginkgo owns 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Collaboration Agreements: Ginkgo Collaboration.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At December 31, 2022, the Company had remaining balances of $0.1 million and $8.2 million of current and non-current pre-paid research and development costs related to this transaction, respectively. For the year ended December 31, 2022, the Company used $2.9 million of the pre-paid research and development expenses.