Form 10-Q
period 2023-03-31
SYNLOGIC, INC.
filed 2023-05-11
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b–2 of the Exchange Act.

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

As of May 4, 2023, there were 68,211,278 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$25,539	$15,861
Short-term marketable securities	31,829	61,768
Prepaid expenses and other current assets	4,991	2,153
Total current assets	62,359	79,782
Property and equipment, net	6,885	7,323
Right of use asset - operating lease	13,547	14,356
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	9,533	8,300
Other assets	22	7
Total assets	$93,443	$110,865
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,316	$1,785
Accrued expenses	2,421	5,290
Deferred revenue	692	882
Lease liability - operating lease	4,294	4,152
Finance lease obligations	14	13
Total current liabilities	9,737	12,122
Long-term liabilities:
Lease liability - operating lease, net of current portion	14,993	16,129
Finance lease obligations, net of current portion	1	4
Total long-term liabilities	14,994	16,133
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2023 and December 31, 2022. 72,238,745 shares issued and 68,041,856 shares outstanding as of March 31, 2023 and 70,933,140 shares issued and 66,736,251 shares outstanding as of December 31, 2022.	72	71
Additional paid-in capital	443,829	442,237
Accumulated other comprehensive loss	(30)	(161)
Accumulated deficit	(372,641)	(357,019)
Treasury stock, at cost (4,196,889 shares at March 31, 2023 and at December 31, 2022)	(2,518)	(2,518)
Total stockholders' equity	68,712	82,610
Total liabilities and stockholders' equity	$93,443	$110,865

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$174	$244
Operating expenses:
Research and development	12,450	11,738
General and administrative	3,967	4,271
Total operating expenses	16,417	16,009
Loss from operations	(16,243)	(15,765)
Other income (expense):
Interest and investment income	628	67
Interest expense	(1)	(1)
Other income (expense)	(6)	2
Total other income, net	621	68
Net loss	$(15,622)	$(15,697)

Net loss per share - basic and diluted	$(0.23)	$(0.22)
Weighted-average common stock outstanding - basic and diluted	69,070,211	71,969,007
Comprehensive loss:
Net loss	$(15,622)	$(15,697)
Net unrealized (loss) gain on marketable securities	131	(300)
Comprehensive loss	$(15,491)	$(15,997)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2022	70,933,140	$71	$442,237	$(161)	$(357,019)	(4,196,889)	$(2,518)	$82,610
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	1,033,398	1	815	—	—	—	—	816
Issuance of restricted stock	162,210	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	109,997	—	59	—	—	—	—	59
Equity-based compensation expense	—	—	718	—	—	—	—	718
Unrealized gain (loss) on securities	—	—	—	131	—	—	—	131
Net loss	—	—	—	—	(15,622)	—	—	(15,622)
Balance at March 31, 2023	72,238,745	$72	$443,829	$(30)	$(372,641)	(4,196,889)	$(2,518)	$68,712

Balance at December 31, 2021	69,698,844	$70	$438,113	$(45)	$(290,872)	—	—	$147,266
Exercise of options	30,622	—	52	—	—	—	—	52
Issuance of restricted stock	507,260	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	40,528	—	83	—	—	—	—	83
Cancellation of restricted stock	(9,668)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	890	—	—	—	—	890
Unrealized gain (loss) on securities	—	—	—	(300)	—	—	—	(300)
Net loss	—	—	—	—	(15,697)	—	—	(15,697)
Balance at March 31, 2022	70,267,586	$70	$439,138	$(345)	$(306,569)	—	—	$132,294

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(15,622)	$(15,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	576	601
(Gain)/loss on disposal of property and equipment	(11)	—
Equity-based compensation expense	718	890
Accretion/amortization of investment securities	(327)	(11)
Change in carrying amount of operating lease right of use asset	809	769
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,838)	821
Prepaid research and development, net of current portion	(1,233)	(488)
Accounts payable and accrued expenses	(2,378)	(1,387)
Deferred revenue	(190)	(217)
Operating lease liabilities	(994)	(739)
Other assets	(15)	(19)
Net cash used in operating activities	(21,505)	(15,477)
Cash flows from investing activities:
Purchases of marketable securities	—	(12,121)
Proceeds from maturity of marketable securities	30,397	32,356
Purchases of property and equipment	(143)	(477)
Proceeds from the sale of property and equipment	16	—
Net cash provided by investing activities	30,270	19,758
Cash flows from financing activities:
Payments on finance lease obligations	(2)	(3)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	856	—
Proceeds from employee stock purchases and exercise of stock options	59	135
Net cash provided by financing activities	913	132
Net increase in cash, cash equivalents and restricted cash	9,678	4,413
Cash, cash equivalents and restricted cash at beginning of period	16,958	17,535
Cash, cash equivalents and restricted cash at end of period	$26,636	$21,948

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$—	$1,773
Property and equipment purchases included in accounts payable and accrued expenses	$—	$118
Supplemental disclosure of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$40	$—
Cash paid for interest	$—	$1

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

Risks and Uncertainties

At March 31, 2023, the Company had approximately $57.4 million in cash, cash equivalents, and short-term marketable securities, $1.1 million of restricted cash and an accumulated deficit of approximately $372.6 million. Since its inception through March 31, 2023, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, and collaborations, including with Roche. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash and other sources of liquidity, including cash equivalents and short-term marketable securities, to fund its operations through at least twelve months from the date of issuance of these financial statements.

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

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through March 31, 2023, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are uncertain at this time.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on March 29, 2023 (the 2022 Annual Report), have had no material changes during the three months ended March 31, 2023.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s 2022 and 2021 audited consolidated financial statements and notes included in the 2022 Annual Report. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period or future year or period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) from time to time, and rules are issued by the SEC that the Company has or will adopt as of a specified date. Unless otherwise noted, management does not believe that any recently issued accounting pronouncements issued by the FASB or guidance issued by the SEC had, or is expected to have, a material impact on the Company’s present or future financial statements.

(3)
Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the 2022 Annual Report.

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

At March 31, 2023 and December 31, 2022, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Money market funds	$25,539	$25,539	$—	$—
Commercial paper	25,849	—	25,849	—
U.S. treasuries	5,980	5,980	—	—
Total	$57,368	$31,519	$25,849	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,861	$15,861	$—	$—
Commercial paper	44,375	—	44,375	—
U.S. treasuries	17,393	17,393	—	—
Total	$77,629	$33,254	$44,375	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at March 31, 2023 and December 31, 2022 approximate fair value as they bear interest at a rate approximating a market interest rate.

(4)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$25,863	$2	$(16)	$25,849
U.S. treasuries	5,996	—	(16)	5,980
Total	$31,859	$2	$(32)	$31,829

December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$44,437	$8	$(70)	$44,375
U.S. treasuries	17,492	—	(99)	17,393
Total	$61,929	$8	$(169)	$61,768

The contractual maturity of all securities held at March 31, 2023 was three months or less. There were seven and fifteen investments in an unrealized loss position at March 31, 2023 and December 31, 2022, respectively, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at March 31, 2023 and December 31, 2022 was $17.9 million and $36.6 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at March 31, 2023.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$9,324	$9,313
Computer and office equipment	793	793
Furniture and fixtures	500	500
Leasehold improvements	9,820	9,820
Construction in progress	117	37
	20,554	20,463
Less accumulated depreciation	(13,669)	(13,140)
Property and equipment, net	$6,885	$7,323

(6)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll related	$993	$3,401
Professional fees	474	152
Research and development	725	1,624
Other	229	113
Total accrued expenses	$2,421	$5,290

(7)
Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the Pre-Funded Warrants) to purchase up to an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Pre-Funded Warrants have been exercised as of March 31, 2023. (See Note 9, Collaboration Agreements: Ginkgo Collaboration).

In July 2021, the Company entered into a sales agreement with Jefferies, LLC (Jefferies) with respect to an at-the-market (ATM) offering program. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. Under the ATM offering program, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the three months ended March 31, 2023, 1,033,398 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $0.8 million.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

March 31, 2023
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	3,520,657
Employee Stock Purchase Plan	—
Total	6,068,774

(8)
Equity based Compensation

On January 1, 2023, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 3,336,812 shares and 667,362 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of March 31, 2023, there were an aggregate of 1,093,152 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 1,832,565 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$277	$375
General and administrative	441	515
	$718	$890

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	$607	$820
Restricted stock awards	91	53
ESPP	20	17
	$718	$890

During the three months ended March 31, 2023, the Company granted 4,011,130 stock options with a weighted average exercise price of $0.64. As of March 31, 2023, there was $5.9 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.6 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the three months ended March 31, 2023, the Company granted 162,210 restricted stock awards with a weighted average grant date fair value per share of $0.62. As of March 31, 2023, there was approximately $1.2 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.7 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the 2022 Annual Report.

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

During each of the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million as collaboration revenue associated with the Roche Collaboration and Option Agreement. Deferred revenue from the collaboration amounted to $0.7 million as of March 31, 2023, all of which is included in current liabilities.

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the 2022 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the March 31, 2023 consolidated balance sheet. At March 31, 2023, the Company had remaining balances of $2.5 million and $5.2 million of current and non-current prepaid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

(10)
Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock and outstanding stock options. In June 2019, the Company sold 6,340,771 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering (see Note 8, Stockholder's Equity and Note 10, Collaborations: Ginkgo Collaboration, in the audited financial statements included in the 2022 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

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

	As of March 31,
	2023	2022
Unvested restricted common stock awards	984,234	793,693
Outstanding options to purchase common stock	11,109,435	6,684,468
Potential shares issuable under the ESPP	—	—

(11)
Share Repurchase

On November 25, 2022, the Company entered into a definitive share repurchase agreement with a stockholder, as part of a privately negotiated transaction, to repurchase 4,196,889 shares of common stock held by them for an aggregate purchase price of $2.5 million, or $0.60 per share. This repurchase was completed on November 28, 2022.

Repurchased shares are held as treasury stock at cost until they are retired or re-issued. There were no additional shares repurchased and no retirements or re-issuances of treasury stock during the three months ended March 31, 2023.

(12)
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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto included in the 2022 Annual Report have had no material changes during the three months ended March 31, 2023.

(13)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of March 31, 2023, Ginkgo owned 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2022 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At March 31, 2023, the Company had remaining balances of $2.5 million and $5.2 million of current and non-current prepaid research and development costs related to this transaction, respectively. The Company used $0.6 million of the prepaid research and development expenses for the three months ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the year ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2023 (the "2022 Annual Report"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Please see “Risk Factors” beginning on page [23] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

PKU

Overview

Our lead PKU program, SYNB1934, is an orally administered, non-systemically absorbed drug candidate based on a genetically engineered form of the probiotic E. coli Nissle. SYNB1934 was designed to produce the enzymes LAAD and PAL to metabolize the amino acid phenylalanine (Phe), which can reach neurotoxic levels in people with PKU or hyperphenylalanemia (a term for less severe forms of inherited deficits in Phe metabolism). Treatment options for PKU are currently limited due to efficacy and safety, with the vast majority remaining in need of treatment, and many of those who are treated remain in need of additional Phe-lowering. Findings to date support the potential for an efficacious, safe, convenient, and flexible treatment option for PKU. An earlier generation of the same drug candidate, SYNB1618, received both Orphan Drug and Fast Track designations by the US Food and Drug Administration (FDA) and a positive opinion on orphan designation from the European Medicines Agency (EMA). In October 2022, we announced positive findings for both SYNB1618 and SYNB1934 from the Phase 2 Synpheny-1 study and confirmed that SYNB1934 would be the candidate advancing to Synpheny-3, a pivotal Phase 3 study, expected to begin during the first half of 2023. In January 2023, we announced that the FDA granted Rare Pediatric Disease Designation to SYNB1934 for the treatment of PKU. In March 2023, SYNB1934 received a positive opinion on orphan designation from the EMA, and in May 2023, we announced that the FDA had also granted Orphan Drug Designation to SYNB1934 as a potential treatment for PKU.

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

SYNB1934 clinical results in healthy volunteers were consistent with preclinical data and previously presented prospective biomarker-driven modeling. We believed that the increased activity of SYNB1934, relative to SYNB1618, could provide the opportunity to optimize the clinical profile based on individual patient needs. Accordingly, we added an arm evaluating SYNB1934 to the ongoing Synpheny-1 Phase 2 study. Positive top-line data from the Synpheny-1 Phase 1 study were announced in October 2022, and in March 2023 the data was presented in full at the Society for Inborn Metabolic Disorders (SIMD) Annual Meeting.

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

Enteric Hyperoxaluria

Enteric hyperoxaluria is a chronic, progressive disease characterized by high levels of urinary oxalate (Uox), a well-recognized cause of recurrent kidney stones with no approved treatment options. It is caused by fat malabsorption due to insults to the GI tract typically caused by surgery or disease such as Crohn’s, which leads to increased absorption of dietary oxalate, which is present in many common foods including leafy greens, nuts, and chocolate, and elevated urinary oxalate levels. The increased absorption into the circulation can cause crystal formation in the kidneys, reflected in dangerously high levels of Uox and with the potential to result in both recurrent kidney stones and progressive kidney damage. In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802. In 2021, Synlogic reported positive proof-of-mechanism for SYNB8802 from a Phase 1b study that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria. In December of 2022, we announced that SYNB8802 achieved proof of concept, and that dosing with SYNB8802 was associated with a dose-dependent reduction in Uox, with a -28% lowering (-37.2, -18.2) from baseline in Uox versus placebo at the 1x1011 TID dose, and a -38% (-46.4, -28.7) lowering from baseline in Uox versus placebo at the 3x1011 TID dose.

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

Current approaches to treat IBD are focused on therapeutics that modulate the immune system and suppress inflammation. These therapies include steroids, such as prednisone, and tumor necrosis factor inhibitors, such as Humira®(adalimumab). However, these approaches are associated with systemic immunosuppression, which includes greater susceptibility to infectious diseases and cancer. According to the Centers for Disease Control, in 2015 an estimated three million adults in the United States are reported as being diagnosed with IBD. In June of 2021 we entered into a research collaboration agreement with Roche for the discovery of a novel Synthetic Biotic for the treatment of IBD. In addition, we continue to advance additional, wholly-owned preclinical research efforts in IBD.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $15.6 million and $15.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $372.6 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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
•
expand our existing infrastructure and secure space in a facility to support continued growth in our research and development efforts; and
•
add operational and finance personnel to support product development efforts.

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

Impact of the COVID-19 pandemic on our business

The COVID-19 pandemic continues to affect economies and business around the world. The extent and duration of such effects remain uncertain and difficult to predict. We continue to assess actual and potential impacts to our operating results and financial condition, as well as developments in our business, which could further impact the developments, trends and expectations described below. See the risk factor titled, “A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.” described in “Risk Factors” in Part II, Item 1A, found elsewhere in this Quarterly Report on Form 10-Q.

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

Financial Overview

Revenue

Revenue for the three months ended March 31, 2023 was generated from the Roche Collaboration and Option Agreement. In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of novel Synthetic Biotics for the treatment of IBD. The collaboration agreement contains multiple deliverables, which include an exclusive option for Roche to negotiate a definitive collaboration and license agreement for further development of the Product Candidate (as defined in the Roche Collaboration and Option Agreement) and acquire research and development milestones. See Note 9, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

	For the Three Months Ended
	March 31,
	2023	2022
SYNB1934	$2,324	$517
SYNB1618	737	766
SYNB8802	902	1,132
SYNB1353	173	—
SYNB1891	(139)	216
External pre-development candidate expenses and unallocated expenses	1,600	1,551
Internal research and development expenses	6,853	7,556
	$12,450	$11,738

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

Our critical accounting policies are described in our 2022 Annual Report. During the three months ended March 31, 2023, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	For the Three Months Ended		Change
	March 31, 2023	March 31, 2022	$
	(in thousands)
Revenue	$174	$244	$(70)
Operating expenses:
Research and development	12,450	11,738	712
General and administrative	3,967	4,271	(304)
Total operating expenses	16,417	16,009	408
Loss from operations	(16,243)	(15,765)	(478)
Other income (expense):
Interest and investment income	628	67	561
Interest expense	(1)	(1)	—
Other income (expense)	(6)	2	(8)
Total other income, net	621	68	553
Net loss	$(15,622)	$(15,697)	$75

Revenue

Revenue was $0.2 million for each of the three months ended March 31, 2023 and March 31, 2022. Revenue for both periods was primarily related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $12.5 million for the three months ended March 31, 2023 compared to $11.7 million for the three months ended March 31, 2022. The increase in research and development expense was primarily due to an increase of $1.8 million of clinical development costs for SYNB1934 and $0.3 million of manufacturing costs. These increases were offset by decreases of $0.7 million of compensation, benefits and other employee-related expenses, $0.3 million of clinical development costs for SYNB8802, and $0.3 million of clinical development costs for SYNB1891.

General and Administrative Expense

General and administrative expense was $4.0 million for the three months ended March 31, 2023, compared to $4.3 million for the three months ended March 31, 2022. The decrease was primarily due to decreased professional services.

Other Income (Expense)

Other income was $0.6 million for the three months ended March 31, 2023, compared to $0.1 million for the three months ended March 31, 2022. The increase in other income of $0.5 million was due to an increase in income earned on our cash, cash equivalents and short-term investment balances, primarily related to higher interest rates.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of March 31, 2023, we had an accumulated deficit of approximately $372.6 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At March 31, 2023, we had approximately $57.4 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. Our available-for-sale securities include amounts held in commercial paper and U.S. treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2023, our cash, cash equivalents and short-term marketable securities balance decreased by approximately $20.2 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(21,505)	$(15,477)
Investing activities	30,270	19,758
Financing activities	913	132
Net increase in cash, cash equivalents and restricted cash	$9,678	$4,413

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $21.5 million for the three months ended March 31, 2023. The primary use of cash was our net loss of $15.6 million, changes in our assets and liabilities of $7.7 million, partially offset by $1.8 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include increases in prepaid research and development expenses, increases in prepaid expenses and other current assets, and decreases in the operating lease liability, accounts payable and accrued expenses, and deferred revenue. Net cash, cash equivalents and restricted cash used in operating activities for the remaining three quarters of the fiscal year ending December 31, 2023 is expected to be lower than the amount reported for the three months ended March 31, 2023, primarily due to significant upfront external payments related to the initiation of the Synpheny-3 trial made during the three months ended March 31, 2023.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $30.3 million and resulted primarily from the proceeds from maturity of marketable securities of $30.4 million. This was offset by the purchases of property and equipment of $0.1 million.

Net cash provided by investing activities for the three months ended March 31, 2022 was $19.8 million and resulted primarily from the proceeds from maturity of marketable securities of $32.4 million. This was offset by the purchases of marketable securities of $12.1 million and property and equipment of $0.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 totaled $0.9 million, primarily related to net proceeds of $0.8 million from the sale of our common stock in the ATM offering program.

Net cash provided by financing activities for the three months ended March 31, 2022 totaled $0.1 million, related to proceeds of $0.1 million from exercise of stock options and ESPP contributions.

Funding Requirements

To date, we have not commercialized any products and have not achieved profitability. We anticipate that we will continue to incur substantial net losses for the next several years as we further develop our product candidates, invest in our proprietary platform technology and operate as a publicly traded company.

We are currently generating revenue from our Roche collaboration and have historically generated revenue from previous collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash, cash equivalents, and short-term marketable securities as of March 31, 2023, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

As a clinical-stage company, we are subject to a number of risks common to other life science companies, including, but not limited to, the ability to raise additional capital, development by our competitors of new technological innovations, risk of failure in preclinical studies, the safety and efficacy of our product candidates in clinical trials, the regulatory approval process, the ability to efficiently manufacture our products, market acceptance of our products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. Our therapeutic programs are currently pre-commercial, spanning discovery through early development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities. There can be no assurance that our research and development will be successfully completed, that adequate protection for our intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if our product development efforts are successful, it is uncertain when, if ever, we will generate revenue from product sales. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or partnerships. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our 2022 Annual Report.

Related Party Transactions

For a description of transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Certain Relationships and Related Person Transactions” in our proxy statement filed with the SEC on May 1, 2023.

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

Item 4. Controls and Procedures

Definition and limitations of disclosure controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $15.6 million and $15.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of approximately $372.6 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and on May 1, 2023, First Republic Bank was swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

As part of our business strategy, we have developed and may in the future develop product candidates that may be eligible for FDA and European Commission orphan drug designation. In October 2017, the FDA granted orphan drug designation to SYNB1618 for the treatment of PKU. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat, diagnose or prevent rare diseases or conditions that affect fewer than 200,000 people in the United States. In the EU, orphan drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU. In May 2022, the EMA granted orphan designation to SYNB1618 for the treatment of PKU in March 2023, SYNB1934 received a positive opinion on orphan designation for the treatment of PKU and in May 2023, the FDA granted orphan drug designation to SYNB1934 as a treatment for PKU. In November 2022, we received orphan drug designation from the FDA for SYNB1353 as a potential treatment for HCU. The company that first obtains FDA approval for a designated orphan drug for the associated rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are in effect in the EU with a ten-year period of market exclusivity.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of healthy volunteers or patients suffering from the disease or condition the product candidate is intended to treat and who meet other eligibility criteria. The timing of our clinical trials depends on our ability to recruit eligible subjects to participate as well as the completion of required follow-up evaluations. Patients and healthy volunteers may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons including due to concerns posed by the COVID-19 pandemic. Rates of patient enrollment are affected by many factors, including the size of the potential patient population, the age and condition of the patients, the stage and severity of disease or condition, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease or condition, the perceived risks, the clinical trial administration practices of the contract research organization (CRO) or clinical trial sites, labor shortages at the CRO or clinical trial sites, benefits and convenience of administration of the product candidate being studied, the patient referral practices of physicians, the amount of attention provided to our trial by clinical trial sites, our efforts and the CRO efforts, our efforts to facilitate timely enrollment in clinical trials, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

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

The COVID-19 pandemic could also have a material adverse effect on our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

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

Most recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. The effect of the IRA on our business and the healthcare industry in general is not yet known. There remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

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

Our internal computer systems and those of our current and any future collaborators and other contractors, consultants or clinical trial sites are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering, phishing and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The number and complexity of these threats continue to increase over time. If any of the above events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of preclinical or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. The market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. For example, BioMarin, Inc., Nestlé Health Science S.A. (Codexis, Inc.), Homology Medicines, Inc., American Gene Technologies International Inc., Generation Bio Co., Agios Pharmaceuticals, Inc., SOM Biotech SL, Jnana Therapeutics and other discovery stage companies have developed or are developing product candidates for the treatment of PKU. Novome Biotechnologies, Inc., Federation Bio, Inc., Oxidien Pharmaceuticals L.L.C. and others are developing product candidates for enteric hyperoxaluria. Travere Therapeutics is developing product candidates for HCU. Selecta Biosciences, Jiangsu HengRui Medicine Co., Ltd., Horizon Pharma Inc., Dyve Biosciences, Arrowhead Pharmaceuticals, and HemoShear Therapeutics are developing drug candidates for gout. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition, we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies, such as Precigen, Inc. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Based on the beneficial ownership of our common stock as of May 4, 2023, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 47.0% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of May 4, 2023, there were a total of 68,211,278 shares of our common stock outstanding.

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

We may choose on or before June 5, 2023 to transfer to the Nasdaq Capital Market and apply for a second 180 calendar day period to regain compliance. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. At such time, we may appeal the delisting determination to a hearings panel.

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

Date: May 11, 2023

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL JENSEN
Michael Jensen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)