Form 10-Q
period 2023-06-30
SYNLOGIC, INC.
filed 2023-08-10
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, there were 68,604,305 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$46,261	$15,861
Short-term marketable securities	—	61,768
Prepaid expenses and other current assets	3,296	2,153
Total current assets	49,557	79,782
Property and equipment, net	6,398	7,323
Right of use asset - operating lease	13,662	14,356
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	8,554	8,300
Other assets	16	7
Total assets	$79,284	$110,865
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,082	$1,785
Accrued expenses	3,543	5,290
Deferred revenue	657	882
Lease liability - operating lease	4,339	4,152
Finance lease obligations	11	13
Total current liabilities	9,632	12,122
Long-term liabilities:
Lease liability - operating lease, net of current portion	14,878	16,129
Finance lease obligations, net of current portion	—	4
Total long-term liabilities	14,878	16,133
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 72,810,751 shares issued and 68,613,862 shares outstanding as of June 30, 2023 and 70,933,140 shares issued and 66,736,251 shares outstanding as of December 31, 2022	73	71
Additional paid-in capital	444,906	442,237
Accumulated other comprehensive income (loss)	2	(161)
Accumulated deficit	(387,689)	(357,019)
Treasury stock, at cost (4,196,889 shares at June 30, 2023 and at December 31, 2022)	(2,518)	(2,518)
Total stockholders' equity	54,774	82,610
Total liabilities and stockholders' equity	$79,284	$110,865

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$35	$152	$209	$396
Operating expenses:
Research and development	11,765	12,057	24,215	23,795
General and administrative	3,924	4,112	7,891	8,383
Total operating expenses	15,689	16,169	32,106	32,178
Loss from operations	(15,654)	(16,017)	(31,897)	(31,782)
Other income (expense):
Interest and investment income	617	169	1,245	236
Interest expense	—	(1)	(1)	(2)
Other income (expense)	(2)	7	(8)	9
Total other income, net	615	175	1,236	243
Loss before income taxes	(15,039)	(15,842)	(30,661)	(31,539)
Income tax expense	(9)	—	(9)	—
Net loss	$(15,048)	$(15,842)	$(30,670)	$(31,539)

Net loss per share - basic and diluted	$(0.21)	$(0.22)	$(0.44)	$(0.44)
Weighted-average common stock outstanding - basic and diluted	70,219,442	72,106,224	69,651,392	72,038,460
Comprehensive loss:
Net loss	$(15,048)	$(15,842)	$(30,670)	$(31,539)
Net unrealized (loss) gain on marketable securities	32	(88)	163	(388)
Comprehensive loss	$(15,016)	$(15,930)	$(30,507)	$(31,927)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
	For the Three Months Ended June 30, 2023
Balance at March 31, 2023	72,238,745	$72	$443,829	$(30)	$(372,641)	(4,196,889)	$(2,518)	$68,712
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	706,089	1	432	—	—	—	—	433
Cancellation of restricted stock	(134,083)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	645	—	—	—	—	645
Unrealized gain (loss) on securities	—	—	—	32	—	—	—	32
Net loss	—	—	—	—	(15,048)	—	—	(15,048)
Balance at June 30, 2023	72,810,751	$73	$444,906	$2	$(387,689)	(4,196,889)	$(2,518)	$54,774
	For the Three Months Ended June 30, 2022
Balance at March 31, 2022	70,267,586	$70	$439,138	$(345)	$(306,569)	—	$—	$132,294
Exercise of options	4,940	—	9	—	—	—	—	9
Issuance of common stock under employee stock purchase plan	(38)	—	—	—	—	—	—	—
Cancellation of restricted stock	(42,253)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	977	—	—	—	—	977
Unrealized gain (loss) on securities	—	—	—	(88)	—	—	—	(88)
Net loss	—	—	—	—	(15,842)	—	—	(15,842)
Balance at June 30, 2022	70,230,235	$70	$440,124	$(433)	$(322,411)	—	$—	$117,350
	For the Six Months Ended June 30, 2023
Balance at December 31, 2022	70,933,140	$71	$442,237	$(161)	$(357,019)	(4,196,889)	$(2,518)	$82,610
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	1,739,487	2	1,247	—	—	—	—	1,249
Issuance of restricted stock	162,210	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	109,997	—	59	—	—	—	—	59
Cancellation of restricted stock	(134,083)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	1,363	—	—	—	—	1,363
Unrealized gain (loss) on securities	—	—	—	163	—	—	—	163
Net loss	—	—	—	—	(30,670)	—	—	(30,670)
Balance at June 30, 2023	72,810,751	$73	$444,906	$2	$(387,689)	(4,196,889)	$(2,518)	$54,774
	For the Six Months Ended June 30, 2022
Balance at December 31, 2021	69,698,844	$70	$438,113	$(45)	$(290,872)	—	$—	$147,266
Exercise of options	35,562	—	61	—	—	—	—	61
Issuance of restricted stock	507,260	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	40,490	—	83	—	—	—	—	83
Cancellation of restricted stock	(51,921)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	1,867	—	—	—	—	1,867
Unrealized gain (loss) on securities	—	—	—	(388)	—	—	—	(388)
Net loss	—	—	—	—	(31,539)	—	—	(31,539)
Balance at June 30, 2022	70,230,235	$70	$440,124	$(433)	$(322,411)	—	$—	$117,350

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(30,670)	$(31,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,106	1,257
Gain on disposal of property and equipment	(11)	—
Equity-based compensation expense	1,363	1,867
Accretion/amortization of investment securities	(468)	(87)
Change in carrying amount of operating lease right of use asset	1,634	1,554
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,143)	415
Prepaid research and development, net of current portion	(254)	1,473
Accounts payable and accrued expenses	(2,450)	(1,599)
Deferred revenue	(225)	(382)
Operating lease liabilities	(2,004)	(1,991)
Other assets	(9)	(14)
Net cash used in operating activities	(33,131)	(29,046)
Cash flows from investing activities:
Purchases of marketable securities	—	(41,116)
Proceeds from maturity of marketable securities	62,399	85,116
Purchases of property and equipment	(186)	(629)
Proceeds from the sale of property and equipment	16	—
Net cash provided by investing activities	62,229	43,371
Cash flows from financing activities:
Payments on finance lease obligations	(6)	(6)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	1,249	—
Proceeds from employee stock purchases and exercise of stock options	59	144
Net cash provided by financing activities	1,302	138
Net increase in cash, cash equivalents and restricted cash	30,400	14,463
Cash, cash equivalents and restricted cash at beginning of period	16,958	17,535
Cash, cash equivalents and restricted cash at end of period	$47,358	$31,998

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$940	$2,699
Property and equipment purchases included in accounts payable and accrued expenses	$—	$4
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$9	$—
Cash paid for interest	$1	$1

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

Risks and Uncertainties

At June 30, 2023, the Company had approximately $46.3 million in cash and cash equivalents, $1.1 million of restricted cash and an accumulated deficit of approximately $387.7 million. Since its inception through June 30, 2023, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, and collaborations, including with Roche. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Management believes that the Company has sufficient cash and other sources of liquidity, including cash equivalents, to fund its operations through at least twelve months from the date of issuance of these financial statements.

As a clinical-stage company, the Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital, development by its competitors of new technological innovations, risk of failure in preclinical and clinical studies, safety and efficacy of its product candidates in clinical trials, the risk of relying on external parties such as contract research organizations (CROs) and contract manufacturing organizations (CMOs), the regulatory approval process, market acceptance of the Company’s products once approved, lack of marketing and sales history, dependence on key personnel and protection of proprietary technology. The Company’s therapeutic programs are currently pre-commercial, spanning discovery through development and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization of any product candidates. These efforts require significant amounts of additional capital, adequate personnel, infrastructure, and extensive compliance-reporting capabilities. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or alliances.

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through June 30, 2023, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are uncertain at this time.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on March 29, 2023 (the 2022 Annual Report), have had no material changes during the six months ended June 30, 2023.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s 2022 and 2021 audited consolidated financial statements and notes included in the 2022 Annual Report. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period or future year or period.

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

At June 30, 2023 and December 31, 2022, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Money market funds	$40,270	$40,270	$—	$—
Commercial paper (included in cash and cash equivalents)	5,991	—	5,991	—
Total	$46,261	$40,270	$5,991	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,861	$15,861	$—	$—
Commercial paper	44,375	—	44,375	—
U.S. treasuries	17,393	17,393	—	—
Total	$77,629	$33,254	$44,375	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at June 30, 2023 and December 31, 2022 approximate fair value as they bear interest at a rate approximating a market interest rate.

The following tables summarize the estimated fair value of the assets measured at fair value and the gross unrealized holding gains and losses (in thousands):

June 30, 2023	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds	$40,270	$—	$—	$40,270
Commercial paper (included in cash and cash equivalents)	5,989	2	—	$5,991
Total	$46,259	$2	$—	$46,261

December 31, 2022	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds	$15,861	$—	$—	$15,861
Commercial paper	44,375	—	—	44,375
U.S. treasuries	17,393	—	—	17,393
Total	$77,629	$—	$—	$77,629

(4)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$—	$—	$—	$—
U.S. treasuries	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$44,437	$8	$(70)	$44,375
U.S. treasuries	17,492		(99)	17,393
Total	$61,929	$8	$(169)	$61,768

The Company held no short-term marketable securities at June 30, 2023. There were fifteen investments in an unrealized loss position at December 31, 2022, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at December 31, 2022 was $36.6 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Property and Equipment, netrisks and uncer

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$9,333	$9,313
Computer and office equipment	793	793
Furniture and fixtures	500	500
Leasehold improvements	9,820	9,820
Construction in progress	151	37
	20,597	20,463
Less accumulated depreciation	(14,199)	(13,140)
Property and equipment, net	$6,398	$7,323

(6)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll related	$2,281	$3,401
Professional fees	477	152
Research and development	729	1,624
Other	56	113
Total accrued expenses	$3,543	$5,290

(7)
Stockholders’ Equity

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 6,340,771 shares of common stock at a purchase price per share of $9.00, and pre-funded warrants (the Pre-Funded Warrants) to purchase up to an aggregate of 2,548,117 shares of common stock at an exercise price of $9.00 per share, with $8.99 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Pre-Funded Warrants have been exercised as of June 30, 2023. (See Note 9, Collaboration Agreements: Ginkgo Collaboration).

In July 2021, the Company entered into a sales agreement with Jefferies, LLC (Jefferies) with respect to an at-the-market (ATM) offering program. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. Under the ATM offering program, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the six months ended June 30, 2023, 1,739,487 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $1.25 million.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Pre-Funded Warrants, exercise of stock options, and the employee stock purchase plan:

June 30, 2023
Common stock issuable under pre-funded warrants	2,548,117
Options exercisable to purchase common stock	4,230,915
Employee Stock Purchase Plan	40,731
Total	6,819,763

(8)
Equity based Compensation

On January 1, 2023, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 3,336,812 shares and 667,362 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of June 30, 2023, there were an aggregate of 2,112,887 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 1,832,565 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$239	$378	$516	$753
General and administrative	406	599	847	1,114
	$645	$977	$1,363	$1,867

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$540	$845	$1,147	$1,665
Restricted stock awards	96	113	187	166
ESPP	9	19	29	36
	$645	$977	$1,363	$1,867

During the six months ended June 30, 2023, the Company granted 4,431,630 stock options with a weighted average exercise price of $0.63. As of June 30, 2023, there was $4.5 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.42 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the six months ended June 30, 2023, the Company granted 162,210 restricted stock awards with a weighted average grant date fair value per share of $0.62. As of June 30, 2023, there was approximately $1.0 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.5 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

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

During the six months ended June 30, 2023 and 2022, the Company recognized $0.2 million and $0.4 million, respectively, as collaboration revenue associated with the Roche Collaboration and Option Agreement. Deferred revenue from the collaboration amounted to $0.7 million as of June 30, 2023, all of which is included in current liabilities.

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the 2022 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years, which may be extended for an additional three (3) years, subject to the satisfaction of specified conditions. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the June 30, 2023 consolidated balance sheet. At June 30, 2023, the Company had remaining balances of $1.6 million and $5.2 million of current and non-current prepaid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

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

	As of June 30,
	2023	2022
Unvested restricted common stock awards	672,980	670,950
Outstanding options to purchase common stock	10,223,783	6,923,868
Potential shares issuable under the ESPP	40,731	20,705

(11)
Share Repurchase

On November 25, 2022, the Company entered into a definitive share repurchase agreement with a stockholder, as part of a privately negotiated transaction, to repurchase 4,196,889 shares of common stock held by them for an aggregate purchase price of $2.5 million, or $0.60 per share. This repurchase was completed on November 28, 2022.

Repurchased shares are held as treasury stock at cost until they are retired or re-issued. There were no additional shares repurchased and no retirements or re-issuances of treasury stock during the six months ended June 30, 2023.

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto included in the 2022 Annual Report have had no material changes during the six months ended June 30, 2023, except for the Azzur lease as described below.

In November 2022, the Company entered into a new agreement (the Fifth SOW) with Azzur that extended the term of the leases for the period beginning April 2023 through December 2023 (the Fourth Term). The Fifth SOW contains two options to extend the lease, the first option goes through June 2024 and the second option goes through December 2024. During the quarter ended June 30, 2023, the Company determined that it was reasonably certain to exercise both the first and second option to extend the lease. As a result of the extension, there was an adjustment to the operating lease right-of-use asset and corresponding lease liability of $0.9 million. The total remaining liability associated with the Azzur lease is approximately $2.9 million as of June 30, 2023. For a full description of the Azzur lease, see Note 14, Leases in the audited financial statements included in the 2022 Annual Report.

(13)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of June 30, 2023, Ginkgo owned 6,340,771 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2022 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At June 30, 2023, the Company had remaining balances of $1.6 million and $5.2 million of current and non-current prepaid research and development costs related to this transaction, respectively. The Company used $0.9 million and $1.5 million of the prepaid research and development expenses for the three and six months ended June 30, 2023, respectively.

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

Overview

We are a clinical-stage biotechnology company advancing novel, oral, non-systemically absorbed biotherapeutics to transform the care of serious diseases in need of new treatment options. Our late-stage pipeline is focused on rare metabolic diseases, led by labafenogene marselecobac (previously referred to as SYNB1934), currently being studied as a potential treatment for phenylketonuria (PKU) in Synpheny-3, a global, pivotal Phase 3 study. Additional product candidates address diseases including homocystinuria (HCU), enteric hyperoxaluria, gout, and cystinuria. This pipeline is fueled by the Synthetic Biotic platform, which applies precision genetic engineering to well-characterized probiotics based on the principles and techniques of synthetic biology, the application of programming and engineering to biological parts, systems, and organisms.

Our Drug Candidate Pipeline: Late-Stage Programs Focused on Rare Metabolic Diseases

We are focused on advancing our late-stage drug candidates for rare metabolic diseases, disorders that present a strong biological fit with Synthetic Biotics, and also provide synergies in clinical trial execution and commercialization. Metabolic diseases result from alterations in how bodies break down or produce important metabolites or molecules needed for normal function. In patients with these diseases, the absence of certain enzymes causes metabolites to accumulate in the gut and systemically throughout the body. Our approach enables the design of GI-restricted, oral medicines designed to consume or modify disease-specific metabolites – an approach well suited for PKU and HCU, as well as other disorders in which the disease–specific metabolites transit through the GI tract, providing validated targets for these Synthetic Biotics.

In addition, patients with rare metabolic diseases are typically treated by the same relatively small and well-connected community of medical thought leaders and receive care at the same clinics from the same clinician network. The patient communities themselves are also often connected. These considerations present significant advantages for efficiency in both clinical trial execution and management of multiple programs in different but related diseases, as well as for future product launches and commercialization.

PKU

Our pipeline is led by labafenogene marselecobac (SYNB1934), an orally administered, non-systemically absorbed, potential treatment for PKU, a rare metabolic disease caused by inherited mutations that impair the breakdown of phenylalanine (Phe), an amino acid found in all protein-containing foods. The goal of PKU management is to reduce plasma Phe below neurotoxic levels, reducing risk of neurocognitive complications. Current treatment options for PKU are limited due to safety and efficacy, leaving the majority of people living with PKU without medical management and with uncontrolled Phe. We designed labafenogene marselecobac (SYNB1934) to target and consume Phe in the GI tract by applying precision genetic engineering to a well-characterized probiotic. Results to date indicate the potential for labafenogene marselecobac (SYNB1934) to be the first and only orally administered, non-systemically absorbed medical treatment option for FDA available for patients to take alone, or as an adjunct to other medications for PKU. Following successful Phase 2 results, labafenogene marselecobac (SYNB1934) has advanced to Synpheny-3, a global, pivotal Phase 3 study. Labafenogene marselecobac (SYNB1934) has received Orphan Drug Designation, Fast Track designation, and Rare Pediatric Disease Designation (RPDD) from the FDA in addition to orphan designation from the European Medicines Agency (EMA).

Homocystinuria

HCU is a rare inherited metabolic disorder caused by a genetic defect that causes homocysteine and other toxic chemicals and their byproducts, including methionine, to build up in the blood and urine. Elevated homocysteine levels are associated with risk of life-threatening acute ischemic stroke as well as multisystem complications such as impairments of the eye (ectopia lentis and/or severe myopia), skeletal system, and neurocognitive impact (development delay and intellectual disability).

The first therapeutic intervention for HCU is often a methionine-restricted diet with the goal of lowering plasma levels of total homocysteine (tHcy) to reduce risk of complications. SYNB1353, our drug candidate for HCU, was designed to leverage this pathway by consuming methionine in the GI tract as a means of reducing systemic levels of homocysteine. Like labafenogene marselecobac, SYNB1353 is an orally-administered, non-systemically absorbed investigational biotherapeutic. In November 2022, we announced proof of mechanism was achieved based on the positive findings from a Phase 1 study in healthy volunteers using a dietary model of homocystinuria, which showed that SYNB1353 reduced plasma methionine by metabolizing methionine and preventing its absorption in the GI tract. To date, the FDA has granted SYNB1353 Fast Track, Orphan Drug, and Rare Pediatric Disease designations as a potential treatment for HCU. Our next step for SYNB1353 is to advance to a Phase 2 study in patients with HCU.

Additional Clinical Pipeline & Preclinical Research Programs

In 2022, we achieved proof of concept for SYNB8802, in development for enteric hyperoxaluria, a well-recognized cause of recurrent kidney stones. During 2022, we also announced the naming of SYNB2081, a Synthetic Biotic designed to metabolize uric acid as a potential biotherapeutic for gout, which is currently in IND-enabling studies. We believe that both of these product candidates present compelling opportunities to help patients in significant need of new treatment options. We also believe that the programs would be best enabled in partnership with organizations with clinical and regulatory experience and expertise in relevant therapeutic areas, which would be complementary to our expertise on the Synthetic Biotic platform, and would benefit from the progress we continue to make in the rare metabolic space. We also have ongoing preclinical research activities to advance a Synthetic Biotic for cystinuria, a rare, genetic cause of recurrent kidney stones which is also caused by an underlying metabolic disorder.

In addition, we have continued our preclinical research collaboration with Roche, focused on inflammatory bowel disease (IBD), which began in June of 2021. Current approaches to treating IBD are focused on therapeutics that modulate the immune system and suppress inflammation, which is associated with systemic immunosuppression, and which includes greater susceptibility to infectious diseases and cancer. Because our approach is based on local delivery to the site of inflammation in the GI tract and not on systemic administration, we anticipate that our Synthetic Biotics may potentially offer an attractive safety profile in this therapeutic category, where safety is a particularly desirable attribute in a product profile compared to options available today.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $15.0 million and $30.7 million for the three and six months ended June 30, 2023, respectively, and $15.8 million and $31.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $387.7 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue for the three and six months ended June 30, 2023 was generated from the Roche Collaboration and Option Agreement. In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of novel Synthetic Biotics for the treatment of IBD. The collaboration agreement contains multiple deliverables, which include an exclusive option for Roche to negotiate a definitive collaboration and license agreement for further development of the Product Candidate (as defined in the Roche Collaboration and Option Agreement) and acquire research and development milestones. See Note 9, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Labafenogene marselecobac (SYNB1934)	$3,274	$238	$5,598	$755
SYNB1618	15	750	752	1,516
SYNB8802	106	926	1,008	2,058
SYNB1353	120	270	293	270
SYNB1891	—	238	(139)	454
External pre-development candidate expenses and unallocated expenses	1,301	2,421	2,901	3,972
Internal research and development expenses	6,949	7,214	13,802	14,770
	$11,765	$12,057	$24,215	$23,795

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

Our critical accounting policies are described in our 2022 Annual Report. During the six months ended June 30, 2023, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	For the Three Months Ended		Change
	June 30, 2023	June 30, 2022	$
	(in thousands)
Revenue	$35	$152	$(117)
Operating expenses:
Research and development	11,765	12,057	(292)
General and administrative	3,924	4,112	(188)
Total operating expenses	15,689	16,169	(480)
Loss from operations	(15,654)	(16,017)	363
Other income (expense):
Interest and investment income	617	169	448
Interest expense	—	(1)	1
Other income (expense)	(2)	7	(9)
Total other income, net	615	175	440
Loss before income taxes	(15,039)	(15,842)	803
Income tax expense	(9)	—	(9)
Net loss	$(15,048)	$(15,842)	$794

Revenue

Revenue was $0.04 million for the three months ended June 30, 2023, as compared to $0.2 million for the corresponding period in 2022. Revenue for both periods was related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $11.8 million for the three months ended June 30, 2023 compared to $12.1 million in the corresponding period in 2022. The decrease in research and development expense was primarily due to decreases of $0.8 million of clinical development costs for SYNB8802, $0.5 million of professional services costs, $0.5 million of nonclinical development costs, $0.5 million of clinical development costs for SYNB1618, $0.2 million of clinical development costs for SYNB1353, $0.1 million of clinical development costs for SYNB1891, $0.1 million of research and development support costs, and $0.1 million of compensation, benefits and other employee-related expenses. These decreases were offset by increases of $1.8 million of clinical development costs for labafenogene marselecobac (SYNB1934) and $0.7 million of manufacturing costs.

General and Administrative Expense

General and administrative expense was $3.9 million for the three months ended June 30, 2023, compared to $4.1 million for the corresponding period in 2022. The decrease was primarily due to decreased professional services costs.

Other Income (Expense)

Other income was $0.6 million for the three months ended June 30, 2023, compared to $0.2 million for the corresponding period in 2022. The increase in other income of $0.4 million was due to an increase in income earned on our cash, cash equivalents and short-term investment balances, primarily related to higher interest rates.

Six Months Ended June 30, 2023 Compared Six Months Ended June 30, 2022

	For the Six Months Ended		Change
	June 30, 2023	June 30, 2022	$
	(in thousands)
Revenue	$209	$396	$(187)
Operating expenses:
Research and development	24,215	23,795	420
General and administrative	7,891	8,383	(492)
Total operating expenses	32,106	32,178	(72)
Loss from operations	(31,897)	(31,782)	(115)
Other income (expense):
Interest and investment income	1,245	236	1,009
Interest expense	(1)	(2)	1
Other income (expense)	(8)	9	(17)
Total other income, net	1,236	243	993
Loss before income taxes	(30,661)	(31,539)	878
Income tax expense	(9)	—	(9)
Net loss	$(30,670)	$(31,539)	$869

Revenue

Revenue was $0.2 million for the six months ended June 30, 2023, compared to $0.4 million for the corresponding period in 2022. Revenue for both periods was primarily related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $24.2 million for the six months ended June 30, 2023, compared to $23.8 million in the corresponding period in 2022. The increase in research and development expense was primarily due to an increase of $3.6 million in clinical development costs for labafenogene marselecobac (SYNB1934) and $1.0 million of manufacturing costs. These increases were offset primarily by decreases of $1.1 million of clinical development costs for SYNB8802, $0.8 million of compensation, benefits and other employee-related expenses, $0.8 million of professional services costs, $0.5 million of clinical development costs for SYNB1618, $0.4 million of clinical development costs for SYNB1891, $0.4 million of nonclinical development costs, and $0.2 million in research and development support costs.

General and Administrative Expense

General and administrative expense was $7.9 million for the six months ended June 30, 2023, compared to $8.4 million for the corresponding period in 2022. The decrease was primarily due to decreased professional services costs.

Other Income (Expense)

Other income was $1.2 million for the six months ended June 30, 2023, compared to $0.2 million for the corresponding period in 2022. The increase in other income of $1.0 million was due to an increase in income earned on our cash, cash equivalents and short-term investment balances, primarily related to higher interest rates.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of June 30, 2023, we had an accumulated deficit of approximately $387.7 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At June 30, 2023, we had approximately $46.3 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. During the six months ended June 30, 2023 our available-for-sale securities include amounts held in commercial paper and U.S. treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2023, our cash, cash equivalents and short-term marketable securities balance decreased by approximately $31.3 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(33,131)	$(29,046)
Investing activities	62,229	43,371
Financing activities	1,302	138
Net increase in cash, cash equivalents and restricted cash	$30,400	$14,463

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $33.1 million for the six months ended June 30, 2023. The primary use of cash was our net loss of $30.7 million, changes in our assets and liabilities of $6.1 million, partially offset by $3.6 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include increases in prepaid research and development expenses, increases in prepaid expenses and other current assets, and decreases in the operating lease liability, accounts payable and accrued expenses, and deferred revenue.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $62.2 million and resulted primarily from the proceeds from maturity of marketable securities of $62.4 million. This was offset by the purchases of property and equipment of $0.2 million.

Net cash provided by investing activities for the six months ended June 30, 2022 was $43.4 million and resulted primarily from the proceeds from maturity of marketable securities of $85.1 million. This was offset by the purchases of marketable securities of $41.1 million and property and equipment of $0.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 totaled $1.3 million, primarily related to net proceeds of $1.2 million from the sale of our common stock in the ATM offering program and $0.1 million from ESPP contributions.

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

We are currently generating revenue from our Roche collaboration and have historically generated revenue from previous collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our cash and cash equivalents as of June 30, 2023, will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
We may fail to comply with the continued listing requirements of the Nasdaq Capital Market, such that our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Risks Related to Our Financial Condition, Capital Requirements and Operating Results

We are a clinical-stage biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $15.0 million and $30.7 million for the three and six months ended June 30, 2023, respectively, and $15.8 million and $31.5 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $387.7 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. We will need to transition from a company with a focus on research and clinical development to a company capable of commercial activities. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans, or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC, and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we review our banking relationships as we believe appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships but could also include factors involving financial markets or the financial services industry generally.

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

We have concentrated our research and development efforts to date on a limited number of product candidates based on our Synthetic Biotic therapeutic platform, including demonstrating proof of concept for labafenogene marselecobac (SYNB1934) for PKU, proof of concept for SYNB8802 for enteric hyperoxaluria, and proof of mechanism for SYNB1353 for HCU. Our future success depends on our successful development of viable product candidates. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved.

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

In addition, among our product candidates, only labafenogene marselecobac (SYNB1934) has advanced into a pivotal clinical trial for its proposed indication, and it may be years before any pivotal clinical trials are initiated for our other products and completed for any, including labafenogene marselecobac (SYNB1934), if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may obtain approval to sell competing drugs to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we have developed and may in the future develop product candidates that may be eligible for FDA and European Commission orphan drug designation. In May 2023, the FDA granted orphan drug designation to labafenogene marselecobac (SYNB1934) for the treatment of PKU. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat, diagnose or prevent rare diseases or conditions that affect fewer than 200,000 people in the United States. In the EU, orphan drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU. In March 2023, the EMA issued a positive opinion on our application for orphan designation for labafenogene marselecobac (SYNB1934) for the treatment of PKU. In November 2022, we received orphan drug designation from the FDA for SYNB1353 as a potential treatment for HCU. The company that first obtains FDA approval for a designated orphan drug for the associated rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are in effect in the EU with a ten-year period of market exclusivity.

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

Even though we have obtained orphan drug designation for some of our product candidates and intend to seek orphan drug designation for other product candidates, there is no assurance that we will be the first to obtain marketing approval for any particular rare indication. Further, even though we have obtained orphan drug designation for certain of our product candidates, or even if we obtain orphan drug designation for other potential product candidates, such designation may not effectively protect us from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. Even after an orphan drug is approved, the FDA can subsequently approve a competing drug for the same condition for several reasons, including, if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

We may seek a Rare Pediatric Disease Designation, or RPDD, for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

In January 2023, labafenogene marselecobac (SYNB1934) received RPDD for phenylketonuria and in December 2022, SYNB1353 received RPDD for homocystinuria. With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA may determine that a BLA for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, due to the current statutory authority for the RPDD and voucher program, the FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of September 30, 2024, and is then approved by the FDA no later than September 30, 2026; or (ii) Congress reauthorizes the program. Even though we received rare pediatric disease designation for labafenogene marselecobac (SYNB1934) and SYNB1353 by the current statutory deadline of September 30, 2024 we may not receive the voucher if we do not obtain approval by September 2026. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for Fast Track designation. We were awarded Fast Track designation for SYNB1618 (an earlier generation of labafenogene marselecobac) in April 2018, for labofenogene marselecobac in July 2023, and for SYNB1353 in August 2022. Fast Track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

HIPAA establishes a set of national privacy and security standards for the protection of individually identifiable health information, including protected health information, or PHI, by health plans, certain healthcare clearinghouses and healthcare providers that submit certain covered transactions electronically, or covered entities, and their "business associates," which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. While we are not currently a covered entity or business associate under HIPAA, we may receive identifiable information from these entities. Failure to receive this information properly could subject us to HIPAA’s criminal penalties, which may include fines up to $50,000 per violation and/or imprisonment. In addition, responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if public, harm our reputation.

In addition, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. In addition, California enacted the California Consumer Privacy Act (the CCPA), which took effect on January 1, 2020, became enforceable by the California Attorney General on July 1, 2020, and has been dubbed the first “GDPR-like” law in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the CPRA) recently passed in

California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the CPRA may increase our compliance costs and potential liability. Similar laws have been adopted in other states (for example Nevada, Virginia, Connecticut, Utah and Colorado) or proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own, or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from being issued from a pending patent application. Even if patents do successfully issue, and even if such patents cover our product candidates, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

European patent practice is expected to change now that the European Unitary Patent (UP) and Unified Patent Court (UPC) went into force on June 1, 2023. The new system will impact both pending European applications and granted European patents, and uncertainty remains about long-term implications of this change. The UPC may particularly present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. While the UPC is being implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally revoke our European patents. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. We will have the right to opt our patents out of the UPC system over the first seven years, but doing so may preclude us from realizing the benefits of the new unified court.

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

The development and commercialization of new products is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide with respect to our product candidates that we may seek to develop or commercialize in the future. Our competitors may succeed in developing, acquiring or licensing technologies and products that are more effective or less costly than the product candidates that we are currently developing or that we may develop, which could render our product candidates obsolete and noncompetitive. In addition to the competition we face from alternative therapies for the diseases we intend to target with our product candidates, we are also aware of several companies that are also working specifically to develop engineered bacteria as cellular drug therapies. Further there are several companies working to develop other similar products. Third-party payors, including governmental and private insurers, may also encourage the use of generic products.

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

Based on the beneficial ownership of our common stock as of August 3, 2023, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 46.7% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of August 3, 2023, there were a total of 68,604,305 shares of our common stock outstanding.

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

In addition, our amended and restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respeBut to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

If we continue to fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Capital Market and was previously listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we were required to satisfy minimum financial and other continued listing requirements and standards, including those related to the price of our common stock. On December 6, 2022, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying us that, based on the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days, we no longer complied with Nasdaq’s minimum bid price requirement in Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days from receipt of the Notice, or until June 5, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for our common stock would need to close at $1.00 per share or more for a minimum of 10 consecutive business days during this 180-day grace period, among other requirements.

On May 25, 2023, we submitted to the Listing Qualifications Department of Nasdaq an application to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. On June 6, 2023, we received a notice (the “Extension Notice”) from the Listing Qualifications Department informing us that Nasdaq granted us an additional 180 calendar days, or until December 4, 2023 to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of June 7, 2023. The Extension Notice has no other immediate effect on the listing of our common stock. If at any time before December 4, 2023, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with Nasdaq Marketplace Rule 5550(a)(2). If compliance cannot be demonstrated to Nasdaq’s satisfaction by December 4, 2023, Nasdaq will provide written notification that our common stock will be delisted.

We intend to continue actively monitoring the bid price for our common stock between now and December 4, 2023 and will consider available options to resolve the deficiency and regain compliance Nasdaq's marketplace rules. These options include, subject to approval by our Board of Directors and stockholders, effecting a reverse stock split, if necessary. However, there can be no assurance that a reverse stock split, or any other alternatives we may consider to regain compliance with the minimum bid price requirement, would be approved or would result in a sustained higher stock price that would allow us to meet the Nasdaq stock price listing requirements.

There is no assurance that we will regain compliance with Nasdaq's marketplace rules or that our common stock will not be delisted from Nasdaq. If our common stock were to be delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated June 15, 2023		Form 8-K	June 15, 2023	001-37566

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: August 10, 2023

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL JENSEN
Michael Jensen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)