Form 10-Q
period 2023-09-30
SYNLOGIC, INC.
filed 2023-11-09
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, there were 9,189,353 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,536	$15,861
Short-term marketable securities	8,879	61,768
Prepaid expenses and other current assets	4,365	2,153
Total current assets	37,780	79,782
Property and equipment, net	5,949	7,323
Right of use asset - operating lease	12,827	14,356
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	8,586	8,300
Other assets	15	7
Total assets	$66,254	$110,865
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$708	$1,785
Accrued expenses	3,679	5,290
Deferred revenue	264	882
Lease liability - operating lease	4,485	4,152
Finance lease obligations	8	13
Total current liabilities	9,144	12,122
Long-term liabilities:
Lease liability - operating lease, net of current portion	13,706	16,129
Finance lease obligations, net of current portion	—	4
Total long-term liabilities	13,706	16,133
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2023 and December 31, 2022, 4,878,089 shares issued and 4,598,297 shares outstanding as of September 30, 2023 and 4,728,874 shares issued and 4,449,082 shares outstanding as of December 31, 2022	5	5
Additional paid-in capital	445,679	442,303
Accumulated other comprehensive income (loss)	5	(161)
Accumulated deficit	(399,767)	(357,019)
Treasury stock, at cost (279,792 shares at September 30, 2023 and at December 31, 2022)	(2,518)	(2,518)
Total stockholders' equity	43,404	82,610
Total liabilities and stockholders' equity	$66,254	$110,865

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$393	$678	$602	$1,074
Operating expenses:
Research and development	9,616	14,610	33,831	38,405
General and administrative	3,400	4,402	11,291	12,785
Total operating expenses	13,016	19,012	45,122	51,190
Loss from operations	(12,623)	(18,334)	(44,520)	(50,116)
Other income (expense):
Interest and investment income	549	422	1,794	658
Interest expense	—	(1)	(1)	(3)
Other income (expense)	(1)	1	(9)	10
Total other income, net	548	422	1,784	665
Loss before income taxes	(12,075)	(17,912)	(42,736)	(49,451)
Income tax expense	(3)	—	(12)	—
Net loss	$(12,078)	$(17,912)	$(42,748)	$(49,451)

Net loss per share - basic and diluted	$(2.57)	$(3.73)	$(9.17)	$(10.29)
Weighted-average common stock outstanding - basic and diluted	4,699,847	4,807,207	4,662,444	4,804,127
Comprehensive loss:
Net loss	$(12,078)	$(17,912)	$(42,748)	$(49,451)
Net unrealized (loss) gain on marketable securities	3	42	166	(346)
Comprehensive loss	$(12,075)	$(17,870)	$(42,582)	$(49,797)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
	For the Three Months Ended September 30, 2023
Balance at June 30, 2023	4,854,048	$5	$444,974	$2	$(387,689)	(279,792)	$(2,518)	$54,774
Issuance of common stock under employee stock purchase plan	27,156	—	65	—	—	—	—	65
Cancellation of restricted stock	(3,008)	—	—	—	—	—	—	—
Reverse Split: fractional share adjustment	(107)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	640	—	—	—	—	640
Unrealized gain (loss) on securities	—	—	—	3	—	—	—	3
Net loss	—	—	—	—	(12,078)	—	—	(12,078)
Balance at September 30, 2023	4,878,089	$5	$445,679	$5	$(399,767)	$(279,792)	$(2,518)	$43,404
	For the Three Months Ended September 30, 2022
Balance at June 30, 2022	4,682,014	$5	$440,189	$(433)	$(322,411)	—	$—	$117,350
Issuance of common stock under employee stock purchase plan	4,409	—	54	—	—	—	—	54
Cancellation of restricted stock	(725)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	894	—	—	—	—	894
Unrealized gain (loss) on securities	—	—	—	42	—	—	—	42
Net loss	—	—	—	—	(17,912)	—	—	(17,912)
Balance at September 30, 2022	4,685,698	$5	$441,137	$(391)	$(340,323)	—	$—	$100,428
	For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	4,728,874	$5	$442,303	$(161)	$(357,019)	(279,792)	$(2,518)	$82,610
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	115,966	—	1,249	—	—	—	—	1,249
Issuance of restricted stock	10,814	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	34,489	—	124	—	—	—	—	124
Cancellation of restricted stock	(11,947)	—	—	—	—	—	—	—
Reverse Split: fractional share adjustment	(107)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,003	—	—	—	—	2,003
Unrealized gain (loss) on securities	—	—	—	166	—	—	—	166
Net loss	—	—	—	—	(42,748)	—	—	(42,748)
Balance at September 30, 2023	4,878,089	$5	$445,679	$5	$(399,767)	(279,792)	$(2,518)	$43,404
	For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	4,646,590	$5	$438,178	$(45)	$(290,872)	—	$—	$147,266
Exercise of options	2,370	—	61	—	—	—	—	61
Issuance of restricted stock	33,817	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,108	—	137	—	—	—	—	137
Cancellation of restricted stock	(4,187)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,761	—	—	—	—	2,761
Unrealized gain (loss) on securities	—	—	—	(346)	—	—	—	(346)
Net loss	—	—	—	—	(49,451)	—	—	(49,451)
Balance at September 30, 2022	4,685,698	$5	$441,137	$(391)	$(340,323)	—	$—	$100,428

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(42,748)	$(49,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,555	1,907
Gain on disposal of property and equipment	(11)	—
Equity-based compensation expense	2,003	2,761
Accretion/amortization of investment securities	(512)	(364)
Change in carrying amount of operating lease right of use asset	2,469	2,347
Changes in operating assets and liabilities:
Accounts receivable	—	(1,500)
Prepaid expenses and other current assets	(2,212)	419
Prepaid research and development, net of current portion	(286)	1,780
Accounts payable and accrued expenses	(2,688)	107
Deferred revenue	(618)	440
Operating lease liabilities	(3,030)	(2,932)
Other assets	(8)	(9)
Net cash used in operating activities	(46,086)	(44,495)
Cash flows from investing activities:
Purchases of marketable securities	(8,831)	(66,191)
Proceeds from maturity of marketable securities	62,398	110,366
Purchases of property and equipment	(186)	(685)
Proceeds from the sale of property and equipment	16	—
Net cash provided by investing activities	53,397	43,490
Cash flows from financing activities:
Payments on finance lease obligations	(9)	(9)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	1,249	—
Proceeds from employee stock purchases and exercise of stock options	124	198
Net cash provided by financing activities	1,364	189
Net increase (decrease) in cash, cash equivalents and restricted cash	8,675	(816)
Cash, cash equivalents and restricted cash at beginning of period	16,958	17,535
Cash, cash equivalents and restricted cash at end of period	$25,633	$16,719

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$940	$2,698
Property and equipment purchases included in accounts payable and accrued expenses	$—	$35
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$12	$—
Cash paid for interest	$1	$2
Issuance costs included in accounts payable and accrued expenses	$295	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)
Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (Synlogic or the Company), is a late-stage biopharmaceutical company advancing novel, orally-administered, non-systemically absorbed therapeutics for serious diseases based on the Company's Synthetic Biotic product platform. Synthetic Biotics are generated from Synlogic’s proprietary platform, leveraging a reproducible, modular approach to the generation of novel drug candidates that perform or deliver critical therapeutic functions. Synthetic Biotics are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop and ultimately commercialize Synthetic Biotics. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

Risks and Uncertainties

At September 30, 2023, the Company had approximately $33.4 million in cash and cash equivalents, $1.1 million of restricted cash and an accumulated deficit of approximately $399.8 million. Since its inception through September 30, 2023, the Company has primarily financed its operations through the issuance of preferred stock, units and warrants, the sale of its common stock, and collaborations, including with Roche. In the absence of positive cash flows from operations, the Company is highly dependent on its ability to find additional sources of funding in the form of debt or equity financing. Inclusive of the net cash proceeds received in October 2023 from the sale of the Company's common stock, as further described in Note 14, Subsequent Events, management believes that the Company has sufficient cash and other sources of liquidity, including cash equivalents, to fund its operations through at least twelve months from the date of issuance of these financial statements.

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

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through September 30, 2023, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are uncertain at this time.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on March 29, 2023 (the 2022 Annual Report), have had no material changes during the nine months ended September 30, 2023, other than the note below.

Reverse Stock Split

On September 27, 2023, the Company effected a one-for-fifteen reverse stock split of its issued and outstanding common stock, which also adjusted all outstanding warrants. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split. All fractional shares resulting from the reverse stock split were paid in cash.

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s 2022 and 2021 audited consolidated financial statements and notes included in the 2022 Annual Report. The consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2023 and 2022. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period or future year or period.

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

At September 30, 2023 and December 31, 2022, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$13,574	$13,574	$—	$—
Commercial paper (included in cash and cash equivalents)	8,978	—	8,978	—
Commercial paper	2,472		2,472	—
U.S. treasuries (included in cash and cash equivalents)	1,984	1,984
U.S. government agency securities and treasuries	6,407	1,973	4,434	—
Total	$33,415	$17,531	$15,884	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Money market funds (included in cash and cash equivalents)	$15,861	$15,861	$—	$—
Commercial paper	44,375	—	44,375	—
U.S. treasuries	17,393	17,393	—	—
Total	$77,629	$33,254	$44,375	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at September 30, 2023 and December 31, 2022 approximate fair value as they bear interest at a rate approximating a market interest rate.

The following tables summarize the estimated fair value of the assets presented within cash and cash equivalents measured at fair value and the gross unrealized holding gains and losses (in thousands):

September 30, 2023	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$13,574	$—	$—	$13,574
Commercial paper (included in cash and cash equivalents)	8,977	1	—	$8,978
U.S. treasuries (included in cash and cash equivalents)	1,984	—	—	$1,984
Total	$24,535	$1	$—	$24,536

December 31, 2022	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$15,861	$—	$—	$15,861
Total	$15,861	$—	$—	$15,861

(4)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$2,472	$—	$—	$2,472
U.S. government agency securities and treasuries	6,403	4	—	6,407
Total	$8,875	$4	$—	$8,879

December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$44,437	$8	$(70)	$44,375
U.S. treasuries	17,492	—	(99)	17,393
Total	$61,929	$8	$(169)	$61,768

All securities held by the Company at September 30, 2023 had contractual maturities of four months or less and none of such securities were in an unrealized loss position. There were fifteen investments in an unrealized loss position at December 31, 2022, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at December 31, 2022 was $36.6 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$9,350	$9,313
Computer and office equipment	793	793
Furniture and fixtures	500	500
Leasehold improvements	9,820	9,820
Construction in progress	135	37
	20,598	20,463
Less accumulated depreciation	(14,649)	(13,140)
Property and equipment, net	$5,949	$7,323

(6)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll related	$2,356	$3,401
Professional fees	838	152
Research and development	385	1,624
Other	100	113
Total accrued expenses	$3,679	$5,290

(7)
Stockholders’ Equity

Reverse Stock Split

On September 27, 2023, the Company effected a reverse stock split of its shares of common stock, pursuant to which every fifteen (15) shares of the its issued and outstanding common stock was automatically converted into one (1) issued and outstanding share of common stock without any change in the par value of $0.001 per share. The reverse stock split was approved by the stockholders on September 21, 2023 at a special meeting of stockholders.

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of September 30, 2023. (See Note 9, Collaboration Agreements: Ginkgo Collaboration). The shares of common stock and the Ginkgo pre-funded warrants to purchase common stock were adjusted, as a result of the reverse stock split, during the three and nine months ended September 30, 2023.

In July 2021, the Company entered into a sales agreement with Jefferies, LLC (Jefferies) with respect to an at-the-market (ATM) offering program. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. Under the ATM offering program, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount of common stock but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the nine months ended September 30, 2023, 115,966 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $1.25 million.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Ginkgo pre-funded warrants, exercise of stock options, and the employee stock purchase plan:

September 30, 2023
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	292,805
Employee Stock Purchase Plan	—
Total	462,679

(8)
Equity-based Compensation

On January 1, 2023, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 222,454 shares and 44,490 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of September 30, 2023, there were an aggregate of 175,874 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 95,134 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$223	$390	$739	$1,143
General and administrative	417	504	1,264	1,618
	$640	$894	$2,003	$2,761

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$509	$764	$1,656	$2,429
Restricted stock awards	93	111	280	277
ESPP	38	19	67	55
	$640	$894	$2,003	$2,761

During the nine months ended September 30, 2023, the Company granted 303,810 stock options with a weighted average exercise price of $9.31 per share. As of September 30, 2023, there was $3.9 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 2.25 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the nine months ended September 30, 2023, the Company granted 10,803 restricted stock awards with a weighted average grant date fair value per share of $9.30. As of September 30, 2023, there was approximately $0.8 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.2 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

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

During the nine months ended September 30, 2023 and 2022, the Company recognized $0.6 million and $1.1 million, respectively, as collaboration revenue associated with the Roche Collaboration and Option Agreement. Deferred revenue from the collaboration amounted to $0.3 million as of September 30, 2023, all of which is included in current liabilities.

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the 2022 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 7). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years, which may be extended for an additional three (3) years, subject to the satisfaction of specified conditions. The prepayment of foundry services is recorded in Prepaid expenses and other current assets and Prepaid research and development, net of current portion on the September 30, 2023 consolidated balance sheet. At September 30, 2023, the Company had remaining balances of $0.8 million and $5.2 million of current and non-current prepaid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

(10)
Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock and outstanding stock options. In June 2019, the Company sold 422,718 shares of common stock and pre-funded warrants to purchase an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering (see Note 8, Stockholder's Equity and Note 10, Collaborations: Ginkgo Collaboration, in the audited financial statements included in the 2022 Annual Report). The shares of common stock and the Ginkgo pre-funded warrants to purchase common stock were adjusted, as a result of the reverse stock split, during the three months ended September 30, 2023. The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

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

	As of September 30,
	2023	2022
Unvested restricted common stock awards	41,798	43,951
Outstanding options to purchase common stock	653,927	491,151
Potential shares issuable under the ESPP	—	—

(11)
Share Repurchase

On November 25, 2022, the Company entered into a definitive share repurchase agreement with a stockholder, as part of a privately negotiated transaction, to repurchase 279,792 shares of common stock held by them for an aggregate purchase price of $2.5 million, or $9.00 per share. This repurchase was completed on November 28, 2022.

Repurchased shares are held as treasury stock at cost until they are retired or re-issued. There were no additional shares repurchased and no retirements or re-issuances of treasury stock during the nine months ended September 30, 2023.

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2022 and the notes thereto included in the 2022 Annual Report have had no material changes during the nine months ended September 30, 2023.

(13)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of September 30, 2023, Ginkgo owned 422,718 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2022 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At September 30, 2023, the Company had remaining balances of $0.8 million and $5.2 million of current and non-current prepaid research and development costs related to this transaction, respectively. The Company utilized $0.8 million and $2.3 million of the prepaid research and development expenses for the three and nine months ended September 30, 2023, respectively.

(14) Subsequent Events

On October 3, 2023, the Company issued and sold, through an underwritten public offering:

•
3,921,928 shares of its common stock at a price of $2.84 per share less underwriting discounts and commissions;
•
pre-funded warrants to purchase up to 3,472,435 shares of its common stock at a price of $2.839 immediately following the consummation of the offering, and;
•
accompanying common stock warrants to purchase up to 7,394,363 shares of its common stock at a price of $3.408 per share exercisable immediately after issuance and expires five years from the date of issuance.

Each share of its common stock and each pre-funded warrant was sold together with a common warrant to purchase one share of its common stock. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The net proceeds to the Company from the sale of common stock and pre-funded warrants through the offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $19.6 million.

In October 2023, the Company achieved its third pre-specified research milestone under the terms of the Roche Collaboration and Option Agreement and earned a third milestone payment of $2.5 million, payable to the Company within 45 days. The Company will recognize the remainder of the deferred revenue balance, $0.3 million, in the fourth quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2023 (the "2022 Annual Report"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Please see “Risk Factors” beginning on page [23] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

PKU

Our pipeline is led by labafenogene marselecobac, an orally administered, non-systemically absorbed, potential treatment for PKU, a rare metabolic disease caused by inherited mutations that impair the breakdown of phenylalanine (Phe), an amino acid found in all protein-containing foods. The goal of PKU management is to reduce plasma Phe below neurotoxic levels, reducing risk of neurocognitive complications. Current treatment options for PKU are limited due to safety and efficacy, leaving the majority of people living with PKU without medical management and with uncontrolled Phe. We designed labafenogene marselecobac to target and consume Phe in the GI tract by applying precision genetic engineering to a well-characterized probiotic. Results to date indicate the potential for labafenogene marselecobac to be the first and only orally administered, non-systemically absorbed medical treatment option for FDA available for patients to take alone, or as an adjunct to other medications for PKU. Following successful Phase 2 results, labafenogene marselecobac is currently being evaluated in Synpheny-3, a global, pivotal Phase 3 study. Labafenogene marselecobac has received Orphan Drug Designation, Fast Track designation, and Rare Pediatric Disease Designation (RPDD) from the FDA in addition to orphan designation from the European Medicines Agency (EMA).

Homocystinuria

HCU is a rare inherited metabolic disorder caused by a genetic defect that causes homocysteine and other toxic chemicals and their byproducts, to build up in the blood and urine. Elevated homocysteine levels are associated with risk of life-threatening acute ischemic stroke as well as multisystem complications such as impairments of the eye (ectopia lentis and/or severe myopia), skeletal system, and neurocognitive impact (development delay and intellectual disability).

The essential amino acid methionine (Met), typically found in dietary protein, is metabolized to homocysteine and the first therapeutic intervention for HCU is often a methionine-restricted diet with the goal of lowering plasma levels of total homocysteine (tHcy) to reduce risk of complications. SYNB1353, our drug candidate for HCU, was designed to leverage this pathway by consuming methionine in the GI tract as a means of reducing systemic levels of tHcy. Like labafenogene marselecobac, SYNB1353 is an orally-administered, non-systemically absorbed investigational biotherapeutic. In November 2022, we announced that proof of mechanism was achieved based on the positive findings from a Phase 1 study in healthy volunteers using a dietary model of homocystinuria, which showed that SYNB1353 reduced plasma methionine by metabolizing methionine and preventing its absorption in the GI tract. To date, the FDA has granted SYNB1353 Fast Track, Orphan Drug, and Rare Pediatric Disease designations as a potential treatment for HCU. Our next step for SYNB1353 is to advance to a Phase 2 study in patients with HCU.

Additional Clinical Pipeline & Preclinical Research Programs

In 2022, we achieved proof of concept for SYNB8802, in development for enteric hyperoxaluria, a well-recognized cause of recurrent kidney stones. During 2022, we also announced the naming of SYNB2081, a Synthetic Biotic designed to metabolize uric acid as a potential biotherapeutic for gout, which is currently in IND-enabling studies. We believe that both of these product candidates present compelling opportunities to help patients in significant need of new treatment options. We also believe that the programs would be best enabled in partnership with organizations with experience and expertise in their respective, target therapeutic areas, which would be complementary to our own clinical and regulatory expertise with the Synthetic Biotic platform, as we focus on applications in the rare metabolic diseases. We also have ongoing preclinical research activities to advance a Synthetic Biotic for cystinuria, a rare, genetic cause of recurrent kidney stones which is also caused by an underlying metabolic disorder.

In addition, we have continued our preclinical research collaboration with Roche, focused on inflammatory bowel disease (IBD), which began in June of 2021. Current IBD therapeutics focus on immune system modulation and suppressing inflammation, which is associated with systemic immunosuppression, and which includes greater susceptibility to infectious diseases and cancer. Because our approach is based on local delivery to the site of inflammation in the GI tract and not on systemic administration, we anticipate that our Synthetic Biotics may potentially offer an attractive safety profile in this therapeutic category, where safety is a particularly desirable attribute in a product profile compared to options available today.

Recent Developments

On October 3, 2023, we issued and sold, through an underwritten public offering:

•
3,921,928 shares of our common stock at a price of $2.84 per share less underwriting discounts and commissions;
•
pre-funded warrants to purchase up to 3,472,435 shares of our common stock at a price of $2.839 immediately following the consummation of the offering, and;
•
accompanying common stock warrants to purchase up to 7,394,363 shares of our common stock at a price of $3.408 per share exercisable immediately after issuance and expires five years from the date of issuance.

Each share of our common stock and each pre-funded warrant was sold together with a common warrant to purchase one share of its common stock. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The net proceeds to us from the sale of common stock and pre-funded warrants through the offering, after deducting the underwriting discounts and commissions and offering expenses payable by us, were approximately $19.6 million.

Business Overview

We currently operate in one reportable business segment—the discovery and development of novel, orally-administered, non-systemically absorbed biotherapeutics for serious diseases based on our Synthetic Biotic product platform. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have funded our operations to date primarily with proceeds from the sale of preferred stock, common stock, preferred units, warrants, payments received under the Roche Collaboration and Option agreement, prior collaborations, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $12.1 million and $42.7 million for the three and nine months ended September 30, 2023, respectively, and $17.9 million and $49.5 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $399.8 million, and we expect to incur losses for the foreseeable future as we develop our product candidates. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, as we:

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

Financial Overview

Revenue

Revenue for the three and nine months ended September 30, 2023 was generated from the Roche Collaboration and Option Agreement. In June 2021, we announced that we entered into the Roche Collaboration and Option Agreement for the discovery of novel Synthetic Biotics for the treatment of IBD. The collaboration agreement contains multiple deliverables, which include an exclusive option for Roche to negotiate a definitive collaboration and license agreement for further development of the Product Candidate (as defined in the Roche Collaboration and Option Agreement) and acquire research and development milestones. See Note 9, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

Our critical accounting policies are described in our 2022 Annual Report. During the nine months ended September 30, 2023, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

Our estimates and assumptions, including those related to revenue recognition and research and development expenses are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. The estimates and assumptions involved in our revenue recognition policy, particularly (a) assessing the number of performance obligations; (b) determination of transaction price; and (c) determining the pattern over which performance obligations are satisfied, including estimates to complete performance obligations, and those estimates and assumptions involved in our contract research accrual process, particularly estimates of work completed to date, involve a greater degree of judgment, and therefore we consider revenue recognition and research and development expenses to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from our estimates under different assumptions or conditions.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	For the Three Months Ended		Change
	September 30, 2023	September 30, 2022	$
	(in thousands)
Revenue	$393	$678	$(285)
Operating expenses:
Research and development	9,616	14,610	(4,994)
General and administrative	3,400	4,402	(1,002)
Total operating expenses	13,016	19,012	(5,996)
Loss from operations	(12,623)	(18,334)	5,711
Other income (expense):
Interest and investment income	549	422	127
Interest expense	—	(1)	1
Other income (expense)	(1)	1	(2)
Total other income, net	548	422	126
Loss before income taxes	(12,075)	(17,912)	5,837
Income tax expense	(3)	—	(3)
Net loss	$(12,078)	$(17,912)	$5,834

Revenue

Revenue was $0.4 million for the three months ended September 30, 2023, as compared to $0.7 million for the corresponding period in 2022. Revenue for both periods was related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $9.6 million for the three months ended September 30, 2023 compared to $14.6 million in the corresponding period in 2022, a decrease of $5.0 million. The following table summarizes our research and development expense for the three months ended September 30, 2023 and 2022 (in thousands):

	For the Three Months Ended
	September 30,		Change
	2023	2022	$
External costs by program:
Labafenogene marselecobac (SYNB1934)	$3,057	$1,734	$1,323
SYNB1618	(112)	1,326	(1,438)
SYNB8802	(32)	1,080	(1,112)
SYNB1353	48	1,207	(1,159)
SYNB1891	4	28	(24)
External pre-development candidate costs and unallocated costs	1,010	1,850	(840)
Total external costs	3,975	7,225	(3,250)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	2,777	4,169	(1,392)
Facility and other	2,864	3,216	(352)
Total internal costs	5,641	7,385	(1,744)
Total research and development expense	$9,616	$14,610	$(4,994)

The decrease in research and development expense was primarily due to the following:

•
A decrease in research and development costs of $3.3 million, which primarily consisted of:
o
$3.7 million decrease in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study, SYNB8802 (achieved proof of concept in 2022), SYNB1353 (demonstrated proof of mechanism in 2022) and SYNB1891 (completed enrollment in November 2021);
o
$0.9 million decrease in other early development candidates and unallocated costs; and
o
offset by an increase of $1.3 million associated with clinical and manufacturing costs for Labafenogene marselecobac, currently being studied as a potential treatment for PKU in Synpheny-3, a global, pivotal Phase 3 study.
•
$1.7 million decrease in internal research and development costs, which was primarily driven by reduced headcount and therefore lower compensation, benefits and other employee-related expenses.

General and Administrative Expense

General and administrative expense was $3.4 million for the three months ended September 30, 2023, compared to $4.4 million for the corresponding period in 2022. The decrease was primarily attributable to decreased professional services costs and lower compensation, benefits and other employee-related expenses due to reduced headcount.

Other Income (Expense)

Other income was $0.5 million for the three months ended September 30, 2023, compared to $0.4 million for the corresponding period in 2022. The increase in other income of $0.1 million was due to an increase in income earned on our cash, cash equivalents and short-term investment balances, primarily related to higher interest rates.

Nine Months Ended September 30, 2023 Compared Nine Months Ended September 30, 2022

	For the Nine Months Ended		Change
	September 30, 2023	September 30, 2022	$
	(in thousands)
Revenue	$602	$1,074	$(472)
Operating expenses:
Research and development	33,831	38,405	(4,574)
General and administrative	11,291	12,785	(1,494)
Total operating expenses	45,122	51,190	(6,068)
Loss from operations	(44,520)	(50,116)	5,596
Other income (expense):
Interest and investment income	1,794	658	1,136
Interest expense	(1)	(3)	2
Other income (expense)	(9)	10	(19)
Total other income, net	1,784	665	1,119
Loss before income taxes	(42,736)	(49,451)	6,715
Income tax expense	(12)	—	(12)
Net loss	$(42,748)	$(49,451)	$6,703

Revenue

Revenue was $0.6 million for the nine months ended September 30, 2023, compared to $1.1 million for the corresponding period in 2022. Revenue for both periods was primarily related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

Research and Development Expense

Research and development expense was $33.8 million for the nine months ended September 30, 2023, compared to $38.4 million in the corresponding period in 2022, a decrease of $4.6 million. The following table summarizes our research and development expense for the nine months ended September 30, 2023 and 2022 (in thousands):

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$
External costs by program:
Labafenogene marselecobac (SYNB1934)	$8,654	$2,489	$6,165
SYNB1618	640	2,842	(2,202)
SYNB8802	976	3,138	(2,162)
SYNB1353	341	1,477	(1,136)
SYNB1891	(135)	482	(617)
External pre-development candidate costs and unallocated costs	3,911	5,822	(1,911)
Total external costs	14,387	16,250	(1,863)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	10,569	12,450	(1,881)
Facility and other	8,875	9,705	(830)
Total internal costs	19,444	22,155	(2,711)
Total research and development expense	$33,831	$38,405	$(4,574)

The decrease in research and development expense was primarily due to the following:

•
A decrease in research and development costs of $1.9 million, which primarily consisted of:
o
$6.1 million decrease in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study, SYNB8802 (achieved proof of concept in 2022), SYNB1353 (demonstrated proof of mechanism in 2022) and SYNB1891 (completed enrollment in November 2021);
o
$1.9 million decrease in other early development candidates and unallocated costs; and
o
offset by an increase of $6.1 million associated with clinical and manufacturing costs for Labafenogene marselecobac, currently being studied as a potential treatment for PKU in Synpheny-3, a global, pivotal Phase 3 study.
•
$2.7 million decrease in internal research and development costs, which was primarily driven by reduced headcount and therefore lower compensation, benefits and other employee-related expenses.

General and Administrative Expense

General and administrative expense was $11.3 million for the nine months ended September 30, 2023, compared to $12.8 million for the corresponding period in 2022. The decrease was primarily attributable to decreased professional services costs, and lower compensation, benefits and other employee-related expenses due to reduced headcount.

Other Income (Expense)

Other income was $1.8 million for the nine months ended September 30, 2023, compared to $0.7 million for the corresponding period in 2022. The increase in other income of $1.1 million was due to an increase in income earned on our cash, cash equivalents and short-term investment balances, primarily related to higher interest rates.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of September 30, 2023, we had an accumulated deficit of approximately $399.8 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At September 30, 2023, we had approximately $33.4 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, commercial paper, and U.S. treasuries, stated at cost plus unrealized gain and loss, which approximates fair market value. During the nine months ended September 30, 2023 our available-for-sale securities include amounts held in commercial paper and U.S. government agency securities and treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2023, our cash, cash equivalents and short-term marketable securities balance decreased by approximately $44.2 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(46,086)	$(44,495)
Investing activities	53,397	43,490
Financing activities	1,364	189
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,675	$(816)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was approximately $46.1 million for the nine months ended September 30, 2023. The primary use of cash was our net loss of $42.7 million, changes in our assets and liabilities of $8.9 million, partially offset by $5.5 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include increases in prepaid research and development expenses, increases in prepaid expenses and other current assets, and decreases in the operating lease liability, accounts payable and accrued expenses, and deferred revenue. Net cash, cash equivalents and restricted cash used in operating activities for future periods are expected to be lower than the amounts reported for the three and nine months ended September 30, 2023, primarily due to the Company's prioritization of resources on it's PKU program.

Net cash, cash equivalents and restricted cash used in operating activities was approximately $44.5 million for the nine months ended September 30, 2022. The primary use of cash was our net loss of $49.5 million, changes in our assets and liabilities of $1.7 million, partially offset by $6.7 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include decreases in prepaid research and development expenses, as a result of the work being completed on the Ginkgo collaboration, decreases in the operating lease liability, decreases in prepaid expenses and other current assets, increases in accounts receivable as a result of having earned a milestone with the Roche collaboration in August 2022, increases in accounts payable and accrued expenses, and increases in deferred revenue.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $53.4 million and resulted primarily from the proceeds from maturity of marketable securities of $62.4 million. This was offset by the purchases of marketable securities of $8.8 million and of property and equipment of $0.2 million.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $43.5 million and resulted primarily from the proceeds from maturity of marketable securities of $110.4 million. This was offset by the purchases of marketable securities of $66.2 million and property and equipment of $0.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 totaled $1.4 million, primarily related to net proceeds of $1.2 million from the sale of our common stock in the ATM offering program and $0.2 million from ESPP contributions.

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

We are currently generating revenue from our Roche collaboration and have historically generated revenue from previous collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. Inclusive of the net cash proceeds received in October 2023 from the sale of the Company's common stock, as further described in Note 14, Subsequent Events, we believe that our cash and cash equivalents will be sufficient to meet our anticipated cash requirements for at least the next 12 months from the date of this filing. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or geopolitical tensions, such as the armed conflict between Russia and Ukraine, or the conflict in the Middle East, may materially and adversely affect our business and our financial results.
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
•
If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Risks Related to Our Financial Condition, Capital Requirements and Operating Results

We are a clinical-stage biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a clinical-stage biopharmaceutical company focused on the development of Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $12.1 million and $42.7 million for the three and nine months ended September 30, 2023, respectively, and $17.9 million and $49.5 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $399.8 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market and expect that it will be many years, if ever, before we have a product candidate approved for commercialization.

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
•
Our ability to obtain additional capital that may be necessary to expand our business; and
•
Other macro-economic factors outside of our control.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and on May 1, 2023, First Republic Bank was swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

In addition, among our product candidates, only labafenogene marselecobac has advanced into a pivotal clinical trial for its proposed indication, and it may be years before any pivotal clinical trials are initiated for our other products and completed for any, including labafenogene marselecobac, if at all. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

If we fail to obtain or maintain orphan drug exclusivity for some of our products, our competitors may obtain approval to sell competing drugs to treat the same conditions and our revenues will be reduced.

As part of our business strategy, we have developed and may in the future develop product candidates that may be eligible for FDA and European Commission orphan drug designation. In May 2023, the FDA granted orphan drug designation to labafenogene marselecobac for the treatment of PKU. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat, diagnose or prevent rare diseases or conditions that affect fewer than 200,000 people in the United States. In the EU, orphan drug designation may be granted to drugs intended to treat, diagnose or prevent a life-threatening or chronically debilitating disease having a prevalence of no more than five in 10,000 people in the EU. In March 2023, the EMA issued a positive opinion on our application for orphan designation for labafenogene marselecobac for the treatment of PKU. In November 2022, we received orphan drug designation from the FDA for SYNB1353 as a potential treatment for HCU. The company that first obtains FDA approval for a designated orphan drug for the associated rare disease receives marketing exclusivity for use of that drug for the stated condition for a period of seven years. Orphan drug exclusive marketing rights may be lost under several circumstances, including a later determination by the FDA that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug. Similar regulations are in effect in the EU with a ten-year period of market exclusivity.

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

In January 2023, labafenogene marselecobac received RPDD for phenylketonuria and in December 2022, SYNB1353 received RPDD for homocystinuria. With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA may determine that a BLA for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, due to the current statutory authority for the RPDD and voucher program, the FDA may not award the voucher to sponsors of marketing applications unless either (i) the drug has received rare pediatric disease designation as of September 30, 2024, and is then approved by the FDA no later than September 30, 2026; or (ii) Congress reauthorizes the program. Even though we received rare pediatric disease designation for labafenogene marselecobac and SYNB1353 by the current statutory deadline of September 30, 2024 we may not receive the voucher if we do not obtain approval by September 2026. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or geopolitical tensions, such as the armed conflict between Russia and Ukraine, or the conflict in the Middle East, may materially and adversely affect our business and our financial results.

Over the past several years, the coronavirus outbreak has affected segments of the global economy and it may continue to materially affect our operations, including potentially significant interruption of our clinical trial activities. In addition, there could be a continuing effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The COVID-19 pandemic, including surges in cases, could also have a material adverse effect on our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party contract research organizations and contract manufacturing organizations located in affected geographies that we rely upon to carry out our clinical trials. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. Similarly, the current conflict between Ukraine and Russia and in the Middle East, has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. A recession or market correction resulting from the continued spread of COVID-19 or the geopolitical tensions in Russia and Ukraine, and in the Middle East, could materially affect our business and the price of our common stock.

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

We have received Fast Track designation for three of our product candidates and may seek such designation for one or more of our other product candidates, but we might not receive such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to ensure compliance. If our original marketing approval for a product candidate was obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

Our internal computer systems and those of our current and any future collaborators and other contractors, consultants or clinical trial sites are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering, phishing and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The number and complexity of these threats continue to increase over time. If any of the above events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of preclinical or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. The market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

Based on the beneficial ownership of our common stock as of November 2, 2023, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own approximately 53.0% of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of November 2, 2023, there were a total of 9,189,353 shares of our common stock outstanding.

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

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on The Nasdaq Capital Market and was previously listed on The Nasdaq Global Market. To maintain the listing of our common stock on The Nasdaq Global Market, we were required to satisfy minimum financial and other continued listing requirements and standards, including those related to the price of our common stock. On December 6, 2022, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (Nasdaq) notifying us that, based on the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days, we no longer complied with Nasdaq’s minimum bid price requirement in Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market.

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

On May 25, 2023, we submitted to the Listing Qualifications Department of Nasdaq an application to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. On June 6, 2023, we received a notice (the “Extension Notice”) from the Listing Qualifications Department informing us that Nasdaq granted us an additional 180 calendar days, or until December 4, 2023 to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of June 7, 2023. The Extension Notice had no other immediate effect on the listing of our common stock. On September 27, 2023, we implemented a reverse stock split of our shares of common stock, pursuant to which every fifteen (15) shares of the our issued and outstanding common stock was automatically converted into one (1) issued and outstanding share of common stock without any change in the par value of $0.001 per share and our common stock has met the requirement for regaining the minimum bid price requirement. The reverse stock split was approved by our stockholders on September 21, 2023 at our Special Meeting of stockholders.

On October 13, 2023, we received a written notice from the Listing Qualifications Department of Nasdaq notifying us that we had regained compliance with Listing Rule 5550(a)(2) and that this matter was closed. However, there can be no assurance that we will comply with the minimum bid price requirement in the future nor, is there any assurance that our common stock would never be delisted from Nasdaq at some future date. If our common stock were to be delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Certificate of Amendment (Reverse Stock Split) to Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated September 27, 2023		Form 8-K	June 15, 2023	001-37566

4.1	Form of Pre-Funded Warrant		Form 8-K	September 28,2023	001-37566

4.2	Form of Purchase Warrant		Form 8-K	September 28,2023	001-37566

10.1	Amendment to Pilot Collaboration and Option Agreement, dated as of August 16, 2023, among Synlogic Operating Company, Inc. and Hoffman-La Roche Inc.	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: November 9, 2023

SYNLOGIC, INC.

By:	/s/ AOIFE BRENNAN
Aoife Brennan
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MICHAEL JENSEN
Michael Jensen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)