Form 10-K
period 2023-12-31
SYNLOGIC, INC.
filed 2024-03-19
CIK 1527599

t

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $23.6 million, computed based on the closing price of $6.45 per share on June 30, 2023.

As of March 12, 2024 there were 11,646,977 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Boston, Massachusetts, U.S.

i

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our evaluation of strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or a sale of the Company;
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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company advancing novel therapeutics to transform the care of serious diseases. We focus on rare metabolic disorders, with our lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options.

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 is based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. We will now work with the Synpheny-3 clinical trial sites involved to implement the discontinuation. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including but not limited to, a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

Our early-stage pipeline includes product candidates for enteric hyperoxaluria, gout, and cystinuria, and has been fueled by a reproducible, proprietary approach that creates GI-restricted, oral medicines with new enzymatic pathways designed to consume or produce specific biological targets. We design, develop and manufacture these drug candidates, which are produced by applying genetic engineering to well-characterized probiotics.

Our drug candidates are designed through precise engineering to target validated biological pathways in the pathophysiology of a given disease. By using a probiotic to deliver these new enzymatic pathways, the activity is restricted to the gastrointestinal (GI) tract, avoiding systemic exposure and associated risks that limit the success of other modalities. Our pipeline programs are all based on the same probiotic Escherichia coli Nissle 1917, which provides synergies across programs, as well as more than one hundred years of human dosing experience. Our drug candidates are engineered to be non-colonizing, and fully reversible via GI clearance. These potential biopharmaceuticals are all orally administered, conducive to straightforward shipping, distribution and storage. For manufacturing, our platform leverages processes with familiar foundations, including fermentation and lyophilization, facilitating process design and scale-up, combined with unique and proprietary innovations tailored to our unique products.

Since our founding, based upon technology from the Massachusetts Institute of Technology (MIT) in 2014, we have progressed a pipeline of multiple drug candidates across different stages, including:

•
Labafenogene marselecobac (SYNB1934), which was being studied in Synpheny-3, a pivotal, Phase 3 study for the treatment of patients with PKU;
•
SYNB1353, a potential treatment for HCU, has achieved proof of mechanism in a Phase 1 study in healthy volunteers;
•
Preclinical research activities on a potential drug candidate for cystinuria, a rare, genetic cause of recurrent kidney stones which is also caused by an underlying metabolic disorder;
•
SYNB2081, a drug candidate for gout which is in IND-enabling studies; and
•
Preclinical research focused on novel, locally-acting, GI-restricted biotherapeutics for indications in inflammatory bowel disease (IBD).

Strategy

As announced in February 2024, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including by exploring a range of alternatives including but not limited to a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. Historically, our mission was to treat diseases underserved by other modalities by researching, developing and commercializing new medicines.

Our Pipeline: Synthetic Biotics in Clinical Development

Our product pipeline consists of drug candidates targeting significant medical needs caused by an underlying metabolic disorder. These include labafenogene marselecobac, which was being evaluated in a pivotal, Phase 3 study in PKU, and drug candidates designed to treat HCU, enteric hyperoxaluria, and gout. Our preclinical work includes additional metabolic disease research, including cystinuria, target exploration, and focused research efforts in IBD.

Clinical Pipeline: Focus on Rare Metabolic Diseases

Rare metabolic diseases often result from inherited defects or alterations in specific enzymes or other biological pathways that normally break down or produce important metabolites or molecules. In patients with these diseases, the absence or impairment of certain enzymes causes potentially toxic metabolites to accumulate. In patients with PKU and HCU, the build-up of these metabolites can reach toxic levels, resulting in life-threatening medical risks and/or serious developmental delays, life-altering disease burden and symptoms. While there are approved and available pharmaceutical products for both diseases, they present significant limitations in terms of both safety and efficacy, leaving patients often under-managed, attempting to control their disease through a restrictive regimen of diet, medical formula and medical foods, and/or experiencing significant symptoms or risk of dangerous complications.

Market Opportunity

In addition to significant need for new medical treatments, we believe rare metabolic diseases PKU and HCU present advantages as target therapeutic areas for investment. Despite their limitations, the approved treatments for these diseases provide useful precedent in terms of both clinical development paths and navigating regulatory processes including approval. For example, in both PKU and HCU, existing treatments were approved by global regulators based on clinical biomarkers as the primary endpoint in their pivotal, registrational trials, sufficient for full approval. All of the metabolic diseases that we target in our current pipeline also have the benefit of a dietary model, in which there is already a standard dietary intervention to reduce the target metabolite (e.g. avoiding protein in the case of PKU to lower Phe levels, or methionine in the case of HCU, or uric acid for gout). These existing dietary interventions provide a useful model by demonstrating that GI-based means of lowering metabolite levels to provide therapeutic benefit.

From a commercial perspective, these rare metabolic diseases have been well-characterized, and while limited in uptake due to their limitations, the currently available products have provided commercial validation. In PKU for example, the two approved products, Kuvan and Palynziq, have generated $500 million and $300 million respectively, in annual revenue as branded agents, translating to a market opportunity we estimate to be more than $3 billion. For HCU, with an estimated 5,000 patients globally, we estimate a potential market opportunity to be more than $1 billion.

Further, these two disease states present significant synergies as target indications. PKU and HCU patients are largely both treated by the same, concentrated and group of specialist clinicians at metabolic clinics, facilitating both late-stage development and commercialization, given the overlap in key opinion leaders (KOLs), medical meetings and congresses, as well as call points for sales and marketing, market access and patient support programming.

Our PKU Program

Our lead product candidate, labafenogene marselecobac (SYNB1934), which was being evaluated in Synpheny-3, a privotal Phase 3 study, is designed to consume phenylalanine (Phe) through engineered enzymes produced within the probiotic, E. coli Nissle. Labafenogene marselecobac has received Orphan Drug Designation (ODD), Fast Track designation, and Rare Pediatric Disease Designation (RPDD) from the FDA in addition to orphan designation from the European Medicines Agency (EMA). In 2023 we announced that the International Nonproprietary Names (INN) Expert Committee of the World Health Organization (WHO-INN) has selected "labafenogene marselecobac" for the nonproprietary name of SYNB1934, reflecting a naming framework for genetically engineered bacteria, in which the first name references the gene being designed or modified (in this case, one for Phe or “fe”), and the second references the bacteria (“bac”).

The Science of PKU

PKU is an inherited metabolic disease caused by genetic mutations that impair the function of the enzyme, phenylalanine hydroxylase (PAH), which normally metabolizes phenylalanine (Phe), an amino acid found in all protein-containing foods, including all meat and dairy products, most beans, grains and potatoes, as well as some artificial sweeteners. Without functioning PAH, uncontrolled Phe levels in PKU can be neurotoxic, interfering with normal brain development during childhood, causing permanent developmental disabilities; severely elevated Phe levels at any age can result in neurocognitive symptoms such as slower cognition, difficulty concentrating or “brain fog.”

Reducing the risk of complications and neurocognitive symptoms in PKU patients requires lifelong control of Phe levels. During the 1960’s, countries began newborn screening to ensure that Phe control was implemented immediately through a highly restrictive, low-Phe diet accompanied by supplemental formula for needed amino acids to avoid permanent, severe intellectual disability. Per E.U. and U.S. guidelines, any newborn infant with a plasma Phe concentration of >400–600 μM should be started on a low-Phe diet as soon as possible. The diet includes extreme restrictions of natural foods to keep daily protein at levels that are often as low as 4-6 grams per day for adults. This generally includes elimination of all sources of animal protein and dairy, legumes and nuts, and limited intake of bread, pasta, rice and some vegetables. Low-protein bread and pasta products made from starch are used to provide needed energy. The dietary regimen required also includes the addition of amino acid-based, Phe-free formula or other specific medical foods to provide adequate protein, vitamins, minerals and energy.

It is challenging for persons to adhere to this restricted diet and its associated requirements create significant burdens on quality of life for both patients and caregivers. Access to low protein foods can pose difficulties as they are costlier and less nutritious than their higher protein, non-modified equivalents, and the needed formula can also be costly or otherwise difficult to access. As a result, the vast majority of people living with PKU, and especially adults living independently, have Phe levels well above the recognized targets.

It is estimated that there are more than 150,000 people diagnosed with PKU living across the United States, Europe and Asia. They are typically diagnosed through newborn screening. Of these, the vast majority remain untreated, reflecting the limitations of current treatment options.

Limitiations of Current PKU Treatment Options

There are currently two medications been approved by the FDA, EMA, and other regulatory agencies globally as medical treatments for PKU based on safety and efficacy in reduction of plasma Phe levels. These approved medications provide important and helpful examples and precedents for clinical development and regulatory processes. Each one however, has drawbacks limitations leave the majority of people with PKU living without a medical treatment for Phe reduction. These limitations are outlined below:

•
Sapropterin dihydrochloride (Kuvan®), a biopterin, was approved by the FDA in 2017, and is now available as a generic in the United States and other markets in tablet and sachet formulations. Sapropterin works by stimulating the PAH enzyme to process Phe in people with PKU. This requires having residual PAH enzyme, and responding to tetrahydrobiopterin (BH4). Typically only a minority of PKU patients will demonstrate BH4-responsiveness, and as a result, the use of Kuvan has been limited to an estimated 15%-20% of U.S. patients. Reflecting the size of the overall patient population, despite this low use, Kuvan generated ~$500 million per year globally for BioMarin Pharmaceutical, Inc. prior to genericization. Of those who do respond and maintain treatment with sapropterin, we believe a significant proportion would still benefit from additional Phe-lowering, and see this segment as an important opportunity for labafenogene marselecobac as an adjunctive medical treatment option.
•
Palynziq® Injection (pegvaliase-pqpz) was approved by the FDA in 2018 for adult patients with PKU and uncontrolled blood Phe. Due to instability and other complexities, the PAH enzyme that is impaired in PKU is not a viable candidate for enzyme replacement therapy. Palynziq is a pegylated form of recombinant phenylalanine ammonia lyase (PAL), a non-mammalian enzyme that also metabolizes Phe. Safety considerations include risk of severe allergic reactions, including a 10% risk of anaphylaxis, resulting in FDA labeling that includes a boxed warning and requirement to carry auto-injectable epinephrine at all times while they are taking the medication. Despite these challenges, Palynziq is forecast to generate $300 million in 2023, largely from the United States, despite maintaining an estimated ~10% market share.

Given the limitations of sapropterin in terms of responder rates, and the safety challenges of Palynziq, we believe the approved therapies’ limitations leave a large majority of those living with PKU in need of an orally-administered medical treatment option that provides Phe-lowering efficacy with an acceptable safety and tolerability profile.

Labafenogene marselecobac for PKU

Labafenogene marselecobac is designed to treat PKU and lower Phe levels through the engineering of two Phe-consuming enzymes: L-amino acid deaminase (LAAD) and phenylalanine ammonia lyase (PAL), produced by a strain of E. coli Nissle, which also includes a Phe transporter, PheP, to bring Phe into the cell. The drug candidate thustargets Phe from dietary sources, and Phe that has circulated to the GI tract via enterorecirculation.

This design enables a patient-friendly product presentation: it is provided to patients as powder for mixing with water or juice, taken with with meals. This product presentation is familiar to PKU patients, as sapropterin is provided as a sachet, and often their nutritional supplemental formula requires mixing with liquid.

Labafenogene marselecobac was engineered as a next-generation version of first-generation PKU drug candidate SYNB1618, by modifying five amino acids in PAL, which increased productivity of PAL’s conversion of Phe to the metabolic byproduct trans-Cinnamic acid (TCA). A detailed description of the engineering of SYNB1618 and data from preclinical studies in an animal model of disease and healthy non-human primates was published in 2018 (Nat. Biotechnol. 36, 857–864 (2018)), and an overview of the engineering and early development of SYNB1934 was published in 2021 (Nat Commun. 12, 6215 (2021)).

In Phase 1 studies of healthy volunteers, both SYNB1618 and labafenogene marselecobac were found to be safe and well-tolerated at doses up to 2x1012 live cells administered three times a day for seven days. Higher doses were associated with mild to moderate gastrointestinal symptoms, mainly nausea and vomiting. In July 2019, we announced data that demonstrated that SYNB1618 was safe and well-tolerated and achieved proof-of-mechanism of strain activity in both healthy volunteers and patients with PKU. Improved tolerability of the lyophilized SYNB1618 over the early liquid formulation enabled us to determine a maximally tolerated dose (MTD) to take forward to test in patients. In September 2021, we announced that Phase 1 results in healthy volunteers and predictive modeling indicate labafenogene marselecobac may have greater potency than SYNB1618.

In October 2022, we shared positive top-line results from the Phase 2 Synpheny-1 study that demonstrated proof of concept in PKU patients for both candidates, and confirmed greater potency of the next-generation labafenogene marselecobac , the candidate that we have selected to advance to pivotal Phase 3 studies. The complete results were presented at the Society for Inherited Metabolic Disorders (SIMD) Annual Meeting in March 2023 and published in the journal Nature Metabolism in September 2023. Results presented included successfully meeting the primary endpoint (change in area under the curve of D5-Phe following a meal challenge) for SYNB1618 and labafenogene marselecobac. Results for labafenogene marselecobac included a -40% mean reduction in plasma Phe levels for labafenogene marselecobac, and -53% among those considered responders (with >20% reduction from baseline). 60% of patients achieved the >20% criteria for Phe reduction considered the threshold for a clinically meaningful response. The study also included experience with both candidates when provided in combination for patients who were already taking sapropterin (Kuvan) at baseline, indicating the potential for adjunctive medical treatment. Safety and tolerability findings were consistent with prior experience and favorable, with no serious adverse events (SAE) across the PKU program, and those adverse events that did occur being predominantly GI in nature.

In June 2023 we announced the initiation of Synpheny-3. Its design was informed by input from global regulatory agencies, clinicians and patients, and the precedent of pivotal studies from already approved drugs.

The study was a randomized, placebo-controlled, global, pivotal Phase 3 clinical trial designed to evaluate the efficacy and safety of SYNB1934 as a treatment for PKU. The primary endpoint was the change in phenylalanine (Phe) levels from baseline for SYNB1934 compared to placebo, in a subset of patients who are considered responders (defined as >20% reduction in Phe).

The trial consisted of three parts: Part 1, an open-label dose escalation period, during which patients titrate through up to three dose levels, with at least three weeks per dose; Part 2, a four-week randomized withdrawal period used for the pivotal analysis; and Part 3, an open-label extension which includes an evaluation of Phe tolerance, or dietary liberalization.

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 is based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability.

Our HCU Program

In November 2021 we announced the nomination of SYNB1353, a novel, orally administered, non-systemically absorbed drug candidate designed to lower plasma levels of homocysteine (Hcy) in patients with HCU by consuming methionine (Met), a precursor to Hcy. We also shared at that time that mechanistic modeling data suggests that SYNB1353 may lower plasma Hcy by up to 58% and may increase protein intake in HCU patients.

In November 2022, we announced that proof of mechanism was achieved with SYNB1353 through positive results in the Phase 1 study of healthy volunteers using a dietary model of HCU, in which we showed the translation from SYNB1353’s activity in the GI tract to a lowering of plasma levels of Met. SYNB1353 has received Fast Track, Orphan Drug, and Rare Pediatric Disease Designations from the FDA as a potential treatment for HCU.

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

Limitations of Current HCU Treatments

Approved pharmacological treatment options for HCU are limited due to efficacy and tolerability. People with more mild phenotypes of HCU typically respond effectively to, and are sufficiently managed by, taking Vitamin B6 (also known as pyridoxine-responsive). Non-responders require a combination of betaine (brand name Cystadane®) and a moderate to severe dietary Met restriction. The severely protein-restricted diet is complex and challenging for long-term adherence. Compliance with treatment often deteriorates, particularly in adolescence, as in other disorders requiring dietary adherence. Patients report significant challenges with the burden of the low protein diet, intake of amino acid mixtures, and the palatability of protein substitutes as well as betaine. Reaching tHcy treatment targets remains a challenge despite existing pharmacotherapies.

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

SYNB1353: Potential to Meet Need for New Approach to Lowering tHcy

Majority of Patients Remain Above Targets – SYNB1353 Targets Met, a Validated Precursor

Current Options Leave Majority of HCU Patients Behind

- **Total homocystinuria (tHcy):** HCU treatment target (*"lower is better"*)[1,2]
  - Guidelines: -20% for clinical response, <100 µmol/L if possible[1]
  - Normal (healthy) range: 5-15 µmol/L
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

In November 2022, we announced that proof of mechanism was achieved with SYNB1353 through positive results in the Phase 1 study of healthy volunteers using a dietary model of HCU. Top-line results demonstrated that SYNB1353 reduced in plasma Met when measured over 24 hours as area under the curve (AUC) following a Met meal challenge. SYNB1353 was generally well tolerated, and adverse events (AEs) were all mild to moderate, transient, and predominantly GI in nature. The frequency and severity of GI-related AEs were similar in the active and control group. During 2023, we conducted fermentation process improvements that successfully further increased activity of methionine degradation for SYNB1353.

Clinical Pipeline: Earlier-Stage Programs

Our Enteric Hyperoxaluria Program

SYNB8802 is a novel, orally administered, non-systemically absorbed drug candidate that was being developed for the treatment of enteric hyperoxaluria, a chronic, progressive disease characterized by high levels of urinary oxalate (Uox), a well-recognized cause of recurrent kidney stones.

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

In May 2020, we announced the nomination of a clinical candidate for enteric hyperoxaluria, SYNB8802, which was designed using precision genetic engineering of E. coli Nissle to lower Uox levels by consuming oxalate throughout the GI tract through the addition of three different enzymes. In vivo studies in both mice and non-human primates demonstrated that SYNB8802 decreased Uox levels in an acute model of hyperoxaluria induced by dietary intervention. A detailed description of the engineering of SYNB8802 and data from these preclinical studies in an animal model of disease and healthy non-human primates was published in Molecular Systems Biology (Lubkowicz et al 2022). In 2021, we reported positive proof-of-mechanism for SYNB8802 from a Phase 1b study that demonstrated lowering of urinary and fecal oxalate levels in healthy volunteers with diet-induced hyperoxaluria, and in December 2022, we shared data confirming that SYNB8802 demonstrated proof of concept through clinically significant -38% lowering of Uox in a Phase 1b study in patients with a history of gastric bypass surgery.

Our Gout Program

SYNB2081 is designed to consume uric acid in the GI tract with the goal of lowering systemic uric acid levels as a potential treatment for gout, a complex form of inflammatory arthritis. Current treatment options present limitations in both safety and efficacy. SYNB2081 presents a novel, orally administered, non-systemically absorbed drug candidate created through our research collaboration with Ginkgo.

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

Designing and Developing Synthetic Biotics

The Synthetic Biotics we design have unique advantages as potentially safe, effective, orally administered biotherapeutics. Engineered microbes can be programmed to carry out functions that cannot be performed by conventional drug treatments, such as small molecules or antibodies. Unlike other targeted approaches such as gene or RNA-targeted therapies, Synthetic Biotics are reversible, as they are engineered to be non-colonizing and are rapidly cleared via excretion. They have a reduced risk of adverse events due to the lack of systemic absorption.

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

The critical parts of an engineered Synthetic Biotic medicine include (1) the chassis, or non-pathogenic bacterium (in our case E. coli Nissle), (2) the effector module(s), which is a gene or pathway encoding the core biological activity that provides the therapeutic function, and (3) tunable switches that are designed to respond to specific disease states or environment signals to precisely control the activity, potency, and performance of the effector modules.

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

The enzymatic pathways needed to produce or convert molecules are protected from the harsh GI environment by their location within the cell cytoplasm of E. coli Nissle, allowing them the potential to function throughout the GI tract. We have leveraged proprietary tools, know-how and intellectual property to build multiple Synthetic Biotics that produce therapeutically relevant effects in pre-clinical experiments. Progression of these product candidates in diseases with high unmet need is based on prioritizing those with feasible drug development paths in terms of availability of informative animal models and existence of biomarkers to guide efficient clinical development.

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

Advantages of Synthetic Biotic Biotherapeutics

We believe our Synthetic Biotics will provide safe and effective therapies given the following attributes:

1.
Synthetic Biotics Have Potential to Address Unmet Needs Not Possible with Other Modalities

Degrading Toxic Metabolites: Unlike other therapeutic approaches, Synthetic Biotics can be programmed with a unique mechanistic activity. For internal metabolic programs, we are engineering Synthetic Biotics with entire pathways designed to degrade or convert toxic metabolites. We believe that using a metabolizing pathway is advantageous compared to gene, RNA or enzyme replacement therapies because the latter are limited to targeting a single gene or protein defect and may require several unique drug products to address genetically heterogeneous patient populations. Compensating with an entire pathway delivered in bacteria Synthetic Biotics may provide a safe, therapeutic solution to broader disease populations as a single engineered therapeutic. Our clinical stage programs, SYNB1934, SYNB8802 and SYNB1353, are examples of Synthetic Biotics designed and engineered to eliminate metabolites from the GI tract and prevent their absorption.

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

Combinations of Mechanisms: By incorporating multiple effectors or enzymes into a single strain, Synthetic Biotics have the potential to address multifactorial disease biology more effectively. For example, Synthetic Biotics can be engineered with multiple enzymes which convert toxic metabolites more effectively than a single effector could otherwise provide. Alternatively, pathways that degrade a metabolite of interest can be engineered into a Synthetic Biotic that also produces one or more therapeutic molecules.

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

3.
The Synthetic Biotic Approach is a Favorable Engine for Pharmacology

Features of our Synthetic Biotic product engine enable a highly efficient drug discovery and development with the potential of advancing clinical candidates more rapidly and efficiently than traditional approaches. Reasons for this include:

•
E. coli Nissle chassis is used across programs. Because our lead programs are based on E. coli Nissle, experience can be leveraged broadly across the portfolio to further optimize the efficiency and reproducibility of discovery, development and manufacturing efforts. The non-colonizing nature of E. coli Nissle can be combined with engineering approaches to enhance safety in terms of impact on the patient and the environment. E. coli Nissle can be engineered to require a specific exogenous nutrient supplement for growth, which limits the ability to replicate in the human body and environment. By controlling replication, we can control the number of cells being administered to a patient, which limits patient-to-patient variability. Also, dependence on an essential nutritional supplement not available in the environment reduces biocontainment risk. In addition, our chassis can be engineered to remove genes responsible for the production of the potential genotoxin colibactin, as an added safety features (Kalantari et al. Plos One 2023).
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

Collaboration Agreements

To accelerate the development and commercialization of Synthetic Biotics to patients, we have formed strategic alliances with collaborators that can expand our pipeline of therapeutic development and product candidates.

Roche

In June 2021, we entered into a Pilot Collaboration and Option Agreement (the Roche Collaboration and Option Agreement) with F. Hoffmann-La Roche Ltd (Roche Basel) and Hoffmann-La Roche Inc. (Roche US, and together with Roche Basel, Roche). Under the terms of the Roche Collaboration and Option Agreement, we and Roche sought to collaborate to research and pre-clinically develop Synthetic Biotics for addressing an undisclosed novel target for the treatment of inflammatory bowel disease.

Pursuant to the Roche Collaboration and Option Agreement, Roche agreed to pay us an upfront, nonrefundable technology access fee of $1.0 million, which we received in July 2021. In August 2022, the Company completed the research and development services for the second phase of the research plan and achieved a milestone payment of $1.5 million, which was paid by Roche in October 2022. In October 2023, the Company completed the research and development services for the third phase of the research plan and achieved a milestone payment of $2.5 million, which was paid by Roche in December 2023. The Roche Collaboration and Option Agreement concluded when Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

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

As part of the agreement, Ginkgo purchased 422,718 shares of our common stock and accompanying Pre-Funded Warrants (the Pre-Funded Warrants) to purchase up to 169,874 shares of our common stock, at a combined price of $135.00 per share and Pre-Funded Warrant. Gross proceeds were approximately $80 million. Under the agreement, we made a prepayment to Ginkgo of $30 million for its foundry services that are being provided to us over an initial term of five years, which can be extended. Upon the expiration of such initial term and, if applicable, such additional period, any portion of our prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. We have exclusive rights to any Synthetic Biotics that we develop as part of the collaboration and to intellectual property covering such products.

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

We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of synthetic biology. We additionally rely on data exclusivity, market exclusivity, and patent term extensions when available, and plan to rely on additional regulatory protection afforded through orphan drug designations when applicable. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

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

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies. As of March 12, 2024, we had over 200 Synlogic-owned patents and patent applications in U.S. and foreign jurisdictions, of which over 75 have been issued or allowed.

Synlogic Intellectual Property

Disease-related applications

The disease-related applications in our intellectual property portfolio relate to certain pathological conditions including, but not limited to , hyperphenylalaninemia, hyperoxaluria, homocystinuria, hyperuricemia, hyperammonemia, certain other inherited metabolic diseases and conditions, metabolic disorders, diseases and conditions associated with an inflammatory state, diseases associated with gut inflammation, compromised gut mucosal barrier (leaky gut), and various autoimmune disorders and provide coverage for engineered bacteria having genetic circuitry designed to specifically address those conditions and the associated disease states. The intellectual property portfolio provides coverage for engineered bacterial strain compositions, related formulations, methods of making the bacterial strains, methods of measuring strain activity, and methods for treating diseases. Currently, intellectual property relating to this technology includes pending applications in U.S. and foreign jurisdictions, as well as several issued U.S. patents directed to composition of matter and pharmaceutical composition claims covering our clinical candidates. The patent term for our current patents and patent applications have expiration dates ranging from December 2035 to December 2044, depending on the indication and excluding any patent term adjustments or extensions.

Platform Technology Applications

In addition to disease-specific technology, Synlogic has also developed a number of technologies broadly applicable across the Synlogic platform. We rely on a combination of patent application and trade secrets to protect our platform intellectual property. Exemplary platform technologies include our unique upstream and downstream GMP manufacturing processes, bacterial chassis-related and genetic circuitry-related technological developments, including, for example, improvements in inducible gene regulation, control of bacterial cell growth, and systems for importing metabolites, as well as systems for prevention of production of potentially genotoxic metabolites. These platform technologies, and our intellectual property coverage thereof, are broadly applicable to our therapeutic Synthetic Biotics.

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

Trademarks

Our registered trademark portfolio currently contains over 40 registered or allowed trademarks.

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

There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of most clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at ClinicalTrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to submit the results of their clinical trials after completion, but disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both NIH and FDA recently began enforcing those requirements against non-compliant clinical trial sponsors.

U.S. Review and Approval Processes

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, along with detailed information relating to the product’s chemistry, manufacturing, and controls, stability, quality control and product release procedures, proposed labeling, and other relevant information are submitted to the FDA as part of a BLA, requesting approval to market the product for one or more indications. The submission of a BLA is subject to the payment of a significant user fee (for example, for FY2024 this application fee exceeds $4 million); although a waiver of such fee may be obtained under certain limited circumstances, including where the biologic has been designated as an orphan drug. The sponsor of an approved BLA is also subject to an annual program fee, currently more than $415,000 per program. These fees are typically increased annually, but exemptions and waivers may be available under certain circumstances (such as a waiver for the first human drug application submitted by a qualifying small business and exemptions for orphan products).

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

In May 2023, the FDA granted labafenogene marselecobac Orphan Drug Designation. Additionally, in October 2017, the FDA granted SYNB1618 Orphan Drug designation for the treatment of PKU and in November 2022, the FDA granted SYNB1353 Orphan Drug designation for the treatment of HCU.

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

In July 2023, the FDA granted Fast Track designation for the use of labafenogene marselecobac for the treatment of PKU. In addition, in April 2018, the FDA granted Fast Track designation for the use of SYNB1618 for the treatment of PKU. In August 2022, the FDA granted Fast Track designation for the use of SYNB1353 for the treatment of HCU. In January of 2023, Synlogic announced the FDA’s granting of RPDD for SYNB1353 for HCU and for SYNB1934 for PKU.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a ten-year period, which culminated in November 2023.

Most recently, the FDA announced a one-year stabilization period to November 2024, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity.

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

The Medicines and Healthcare products Regulatory Agency, or MHRA is responsible for regulating the United Kingdom medicinal products market (Great Britain and Northern Ireland). In order to market medicines in the United Kingdom, manufacturers must hold a United Kingdom authorization. On January 1, 2021, all European Union marketing authorizations were converted to United Kingdom marketing authorizations subject to a manufacturer opt-out. The United Kingdom has introduced a separate UK-specific processes for regulatory submissions and medicinal product marketing authorization, and the MHRA guidance states that the United Kingdom will have the power to take into account marketing authorizations made under the European Union decentralized and mutual recognition procedures. On January 1, 2024, the MHRA launched the International Recognition Procedure, or IRP, which provides for an expedited authorization procedure for products that have received positive marketing authorization decisions from trusted partner agencies, such as the EMA or the FDA. There are two available routes for assessment and recognition under the IRP:

•
Recognition Route A – 60 days from validation of submission
•
Application must be based on a Reference Regulatory, or RR, marketing authorization within the previous two years
•
Any significant differences from the quality dossier approved by the RR requires assessment under Recognition Route B
•
Evidence of GMP compliance for manufacturing sites should be provided with submission
•
None of the Recognition Route B criteria are met
•
Recognition Route B - 110 days from validation of submission with one planned clock stop (up to 60 days) at day 70 to allow applicant to respond to issues identified during review
•
Application must be based on a RR marketing authorization within the previous ten years.
•
Criteria requiring Recognition Route B include, among other things:
•
The RR granted a conditional or exceptional circumstances marketing authorization
•
Additional manufacturing sites included in the application were not assessed by the RR or a manufacturing site is not GMP certified
•
There are substantial changes to the manufacturing process compared to the process approved by the RR
•
Certain product types (e.g., advanced therapy medicinal products, orphan medicines, over-the-counter medicines)
•
A Risk Management Plan was not assessed by the RR
•
The RR required one or more post-authorization safety studies for the product
•
A companion diagnostic is necessary for correct use of the product

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

The Trade and Cooperation Agreement, which sets forth a framework for partnership between the European Union and the United Kingdom, became effective as of January 1, 2021. The Trade and Cooperation Agreement contains an Annex in relation to medicinal products with the objective of facilitating availability of medicines, promotion of public health and consumer protection in respect of medicinal products between the United Kingdom and the European Union. The Annex provides for mutual recognition of Good Manufacturing Practice (GMP) inspections and certificates, meaning that manufacturing facilities do not need to undergo duplicate inspections for the two markets. The Annex establishes a Working Group on Medicinal Products to deal with matters under the Trade and Cooperation Agreement, facilitate co-operation and for the carrying out of technical discussions. It is expected that further bilateral discussions will continue with respect to regulatory areas not the subject of the Trade and Cooperation Agreement, including pharmacovigilance. The Trade and Cooperation Agreement also does not include reciprocal arrangements for the recognition of batch testing certification. However, the United Kingdom has listed approved countries, including the EEA which will enable United Kingdom importers and wholesales to recognize certain certification and regulatory standards. The European Commission has not adopted such recognition procedures.

It is expected that the establishment of a separate United Kingdom authorization system, albeit with transitional recognition procedures in the United Kingdom, will lead to additional regulatory costs. In addition, additional regulatory costs will be incurred with respect to the lack of mutual recognition of batch testing and related regulatory measures.

Rest of the world regulation

For other countries outside of the European Union and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

•
The federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal health care programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

•
The federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program to report, on an annual basis, to the Centers for Medicare and Medicaid Services (CMS) information related to payments and other transfers of value to physicians, certain advanced non-physician health care practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, such physicians, non-physician health care practitioners, and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members; and

•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by nongovernmental third-party payors, including private insurers.

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

As previously mentioned, the primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Legislative and regulatory changes under the ACA are possible, but it is unknown what form any such changes or any law would take and how or whether it may affect the biopharmaceutical industry as a whole or Elicio’s business in the future. Elicio expects that changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Notably the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94), which became law on December 20, 2019 includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the CREATES Act). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

In addition to the IRA’s drug price negotiation provisions, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in recent years, several states have formed prescription drug affordability boards (PDABs). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (UPLs) on drugs sold in their respective states in both public and commercial health plans. For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers (PBMs) and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that these and other health care reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on customers for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of health care and containing or lowering the cost of health care. The implementation of cost containment measures or other health care reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Manufacturing

We have made significant investments in our manufacturing organization, including process development and cGMP production infrastructure to establish manufacturing processes designed to support production of clinical trial material. The manufacturing processes are designed to enable us to reproducibly manufacture high quality living medicines at clinical scale and, later, at commercial scale to enable approval of our product candidates. We have built a fully integrated development and manufacturing organization with an internal process development group, quality group and manufacturing capabilities with the lease of cGMP cleanroom space in Waltham, Massachusetts. We currently work with an external contract manufacturing organizations (CMOs) for fill finish production of late-stage clinical trial material.

Clinical trial material for our Phase 1 study of SYNB1618 for PKU was manufactured by a CMO. These first clinical trials used a frozen liquid and solid formulation as the drug presentation. Since then, we have made additional investment in our formulation development that optimizes our production of solid dose formulations for our clinical programs. The powder for oral suspension formulation capability allows us to produce a more user-friendly presentation for clinical development and future commercial use. We are continuing to invest and investigate the utility of additional presentations for solid formulations of our Synthetic Biotics including capsules.

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

As we progress in clinical development, we will need to increase our production scale to support late-stage clinical trials and commercial manufacturing. We are in the process of assessing CDMOs who meet our criteria to supply our late-stage clinical development and commercial supply. We will compare the merits of working with one or more CDMOs who meet our criteria with the possibility of building cGMP manufacturing capacity and capabilities internally.

Competition

The biotechnology industry is extremely competitive in the race to develop new products. While we believe we have significant competitive advantages with our industry-leading expertise in synthetic biology and metabolic engineering of non-pathogenic bacteria, our clinical development expertise, and strong intellectual property position, we currently face and will continue to face competition for our development programs from companies that use synthetic biology or cell therapy development platforms and from companies focused on more conventional therapeutic modalities such as small molecules and antibodies. The competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. Many of these competitors may have access to greater capital and resources than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in accessing technologies to enable our programs. Not only will we compete with any existing therapies and those therapies currently in development, but we will also have to compete with new therapies that may become available in the future. Our competitors include other companies developing potential therapeutics for the same indications that we are pursuing for our drug candidates, regardless of modality.

Human Capital

As of March 12, 2024, we had 6 full-time employees. Of our full-time employees, 4 were primarily engaged in research and development activities. None of our employees are subject to a collective bargaining agreement. We believe that we have good relations with our employees.

Talent Acquisition and Retention

We recognize that our employees are essential to our success. To this end, we support business growth by seeking to attract and retain best-in-class talent. We use internal and external resources to recruit highly skilled candidates for open positions. We believe that we are able to attract and retain the talent that is required to meet our business goals.

Health, Safety and Wellness

We have always invested, and will continue to invest, in the health, safety, and wellness of our employees. We provide our employees with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. We provide an Employee Assistance Program (“EAP”) which provides consultation, referrals and resources to help employees and their household manage everyday life and work challenges. We also reimburse for fitness and other similar programs, as well as offer periodic health challenges to encourage health and well-being.

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

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of March 19, 2024:

Name	Position
Executive Officers
Antoine Awad	Principal Executive Officer

Mary Beth Dooley	Head of Finance
Directors
Peter Barrett, Ph.D.	Chairman of the Board of Directors, Partner at Atlas Venture
Michael Burgess, MB, CHB, Ph.D.	Interim Chief Medical Officer, Turnstone Biologics
Lisa Kelly-Croswell	SVP & Chief Human Resources Officer, Boston Medical Center Health System
Michael Heffernan	Chief Executive Officer, Avenge Bio, Inc.
Patricia Hurter, Ph.D.	Former Chief Executive Officer, Lyndra Therapeutics
Nick Leschly	Chief Executive Officer, 2seventybio, Inc.
Edward Mathers	General Partner at New Enterprise Associates
Richard P. Shea	Consulting CFO, Danforth Advisors

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

Under the terms of the Merger Agreement, Mirna issued shares of its common stock to Private Synlogic’s stockholders, using an exchange ratio, after taking into account the Reverse Stock Split, for each share of Private Synlogic common stock and preferred stock outstanding immediately prior to the Merger (Exchange Ratio). In addition, Mirna assumed all of the stock options outstanding under the 2017 Plan, with such stock options henceforth representing the right to purchase a number of shares of Mirna’s common stock equal to the Exchange Ratio multiplied by the number of shares of Private Synlogic common stock previously represented by such options. Mirna also assumed the 2017 Plan.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•
Our business to date has been almost entirely dependent on the success of SYNB1934, and we have decided to discontinue further development of SYNB1934 and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.
•
If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
•
We are a biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.
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
•
A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or geopolitical tensions, such as the armed conflict between Russia and Ukraine or the conflict in the Middle East, may materially and adversely affect our business and our financial results.
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
•
We have historically relied on and may in the future rely, on third parties to conduct some aspects of our product formulation, research, preclinical, and clinical studies, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such formulation, research or testing.
•
We have historically relied on and may in the future rely on third-party supply and manufacturing partners for drug supplies for our late-stage clinical activities and may do the same for any commercial supplies of our product candidates.
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

Risks Related to Our Evaluation of Strategic Alternatives

Our business to date has been significantly dependent on the success of SYNB1934, and we have decided to discontinue further development of SYNB1934 and devote significant time and resources to identifying and evaluating strategic alternatives, which may not be successful.

To date, we have invested significant efforts and financial resources in the research and development of SYNB1934, which was our lead product candidate in clinical trials. In February 2024, we voluntarily halted Synpheny-3 based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. In February 2024, started to reduce operating expenses while we evaluate our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

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

Risks Related to Our Financial Condition, Capital Requirements and Operating Results

We are a biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a biopharmaceutical company developing Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $57.3 million and $66.1 million for the fiscal years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately $414.3 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market.

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
•
Our ability to achieve milestones with our collaborators;
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

We are a biopharmaceutical company with a limited operating history. We commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, research and development activities, business planning and raising capital. In February 2024, we voluntarily halted Synpheny-3 based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes many years to develop one new product candidate from the time it is discovered to the time that it becomes available for treating patients. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors that may hinder our success in commercializing one or more of our product candidates. Further, drug development is a capital-intensive and highly speculative undertaking that involves a substantial degree of risk. You should consider our prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development and clinical trials. Any forward-looking statements regarding our future prospects, plans or viability may not be as accurate as they may be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the FDIC) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership and on May 1, 2023, First Republic Bank was swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

Clinical development of a product candidate is expensive, time consuming and involves significant risk. We cannot guarantee that any clinical trials we undertake to conduct will be conducted as planned or completed on schedule or at all. A failure of one or more clinical trials can occur at any stage of development. For example, in February 2024, we voluntarily halted Synpheny-3 based on results of an internal review in advance of an upcoming independent DMC assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. Events that may prevent successful or timely completion of clinical development of our product candidates include but are not limited to:

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

Any inability to successfully complete clinical development and obtain regulatory approval for our product candidates could result in additional costs to us or impair our ability to raise additional capital or generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional nonclinical studies and/or clinical trials, the results obtained from such new formulation may not be consistent with previous results obtained, or the regulatory authorities may need to further review and approve our process before we can proceed. Clinical trial delays could also shorten any anticipated periods of patent exclusivity for our product candidates and may allow competitors to develop and bring products to market before we do which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

The approach we are taking to discover and develop novel therapeutics using synthetic biology to create novel medicines is unproven and may never lead to marketable products.

The scientific discoveries that form the basis for our efforts to generate and develop our product candidates are relatively recent. The scientific evidence to support the feasibility of developing drugs based on our approach is both preliminary and limited. Synthetic Biotics represent a novel therapeutic modality and their successful development by us may require additional studies and efforts to optimize their therapeutic potential. Any product candidates that we develop may not demonstrate in patients the therapeutic properties ascribed to them in laboratory and other preclinical studies, and they may interact with human biological systems in unforeseen, ineffective or even harmful ways. We have also not yet succeeded and may never succeed in demonstrating efficacy and safety for our current or any future product candidates in a pivotal clinical trial. If we are not able to successfully develop and commercialize product candidates based upon this technological approach, we may never become profitable, and the value of our capital stock may decline. Additionally, the FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of novel product candidates based on synthetic biology, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

Our Synthetic Biotic product candidates are based on a relatively novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

We have concentrated our research and development efforts to date on a limited number of product candidates based on our Synthetic Biotic therapeutic platform. Our future success depends on our successful development of viable product candidates. There can be no assurance that we will not experience problems or delays in developing our product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. For example, in February 2024, we voluntarily halted Synpheny-3 based on results of an internal review in advance of an upcoming independent DMC assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability.

The clinical trial and manufacturing requirements of the FDA, the EMA and other regulatory authorities, and the criteria these regulators use to determine the safety and efficacy of a product candidate, vary substantially according to the type, complexity, novelty and intended use and market of the product candidate. The regulatory approval process for novel product candidates such as Synthetic Biotics may be more expensive and take longer than for other, better known or more extensively studied therapeutic modalities. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the United States or the European Union or how long it will take to commercialize our product candidates, even if approved for marketing. Approvals by the EMA or national regulatory agencies may not be indicative of what the FDA, and vice versa, may require for approval and different or additional nonclinical studies or clinical trials may be required to support regulatory approval in each respective jurisdiction. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product candidate to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects may be harmed.

We may not be successful in our efforts to use and expand our development platform to build a pipeline of product candidates.

A key element of our strategy is to create Synthetic Biotics that can be deployed against a broad range of human diseases in order to build a pipeline of product candidates. Although our research and development efforts to date have resulted in potential product candidates, we may not be able to continue to identify and develop additional product candidates. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, these potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position. There is no assurance that we will be successful in our preclinical and clinical development, and the process of obtaining regulatory approvals will, in any event, require the expenditure of substantial time and financial resources.

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

Because the extent and scope of patent protection for some of our product candidates may be limited, obtaining orphan drug exclusivity is especially important for any product candidates that may be eligible for orphan drug designation. For eligible products, we plan to rely on the exclusivity period under the Orphan Drug Act to maintain a competitive position. If we do not obtain orphan drug designation for our product candidates that do not have broad patent protection, our competitors may then seek to sell a competing drug to treat the same condition and our revenues, if any, may be adversely affected thereby.

Even though we have obtained orphan drug designation for some of our product candidates and intend to seek orphan drug designation for other product candidates, there is no assurance that we will be the first to obtain marketing approval for any particular orphan indication. Further, even though we have obtained orphan drug designation for certain of our product candidates, or even if we obtain orphan drug designation for other potential product candidates, and obtain approval for such products, orphan product exclusivity may not effectively protect us from competition because different drugs can be approved for the same condition and the same drug can be approved for different conditions and potentially used off-label in the orphan indication. In addition, after an orphan drug is approved, the FDA can subsequently approve a competing drug for the same condition for several reasons, including, if the FDA concludes that the later drug is safer or more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process.

We may seek a Rare Pediatric Disease Designation, or RPDD, for one or more of our product candidates. However, a BLA for one or more of our product candidates may not meet the eligibility criteria for a priority review voucher upon approval.

In January 2023, labafenogene marselecobac received Rare Pediatric Drug Designation (RPDD) for phenylketonuria and in December 2022, SYNB1353 received RPDD for homocystinuria. With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

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

Clinical trials of a new product candidate require the enrollment of a sufficient number of healthy volunteers or patients suffering from the disease or condition the product candidate is intended to treat and who meet other eligibility criteria. The timing of our clinical trials depends on our ability to recruit eligible subjects to participate as well as the completion of required follow-up evaluations. Patients and healthy volunteers may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to novel therapeutic approaches, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons including due to concerns posed by local or global health emergencies. Rates of patient enrollment are affected by many factors, including the size of the potential patient population, the age and condition of the patients, the stage and severity of disease or condition, the nature and requirements of the protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease or condition, the perceived risks, the clinical trial administration practices of the contract research organization (CRO), or clinical trial sites, labor shortages at the CRO or clinical trial sites, benefits and convenience of administration of the product candidate being studied, the patient referral practices of physicians, the amount of attention provided to our trial by clinical trial sites, our efforts and the CRO efforts, our efforts to facilitate timely enrollment in clinical trials, and the eligibility criteria for the clinical trial. Delays or difficulties in patient enrollment or difficulties retaining trial participants, including as a result of the availability of existing or other investigational treatments, can result in increased costs, longer development times or termination of a clinical trial.

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

Congress also recently amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug or biologic to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must describe appropriate diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. For any future Phase 3 trials we plan to conduct, we must submit a diversity action plan to the FDA by the time we submit plans for such Phase 3, or pivotal study, protocol to the agency for review as part of an IND, unless we are able to obtain a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect the planning and timing of any future Phase 3 trial for our product candidates or what specific information FDA will expect in such plans. However, initiation of such trials may be delayed if the FDA objects to our proposed diversity action plans for any future Phase 3 trial for our product candidates, and we may experience difficulties recruiting a diverse population of patients in attempting to fulfill the requirements of any approved diversity action plan.

Interim “ top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data that we previously published. As a result, top-line and preliminary data should be viewed with caution until final data are available. Adverse differences between interim data and final data could significantly harm our business prospects. For example, in February 2024, we voluntarily halted Synpheny-3 based on results of an internal review in advance of an upcoming independent DMC assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or geopolitical tensions, such as the armed conflict, between Russia and Ukraine or the conflict in the Middle East, may materially and adversely affect our business and our financial results.

Over the past several years, COVID-19 has affected segments of the global economy and it may materially affect our operations again, including potentially significant interruption of our clinical trial activities. In addition, there could be a continuing effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. The COVID-19 pandemic, including surges in cases could also have a material adverse effect on our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography.

COVID-19 may also affect employees of third-party contract research organizations and contract manufacturing organizations located in affected geographies that we rely upon to carry out our clinical trials.

While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. Similarly, the current conflicts between Ukraine and Russia and in the Middle East have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, we have previously announced our intention to open a clinical trial site in Israel and this could be impacted by the events in the Middle East. A recession or market correction resulting from the continued spread of COVID-19 or the geopolitical tensions in Russia and Ukraine and in the Middle East, could materially affect our business and the price of our common stock.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain marketing approval for a novel therapeutic product from the FDA and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, laws or regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for commercialization of any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain that approval.

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

The regulatory landscape related to clinical trials in the European Union (EU) recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR introduced a centralized process and only requires the submission of a single application to all member states concerned the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal or CTIS. Once the CTA is approved, clinical study development may proceed. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, which the CTR replaced, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials, including those that are ongoing, will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our development plans.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

We may seek breakthrough therapy designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a breakthrough therapy designation from the FDA for some of our product candidates. A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs or biological products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development. A drug or biologic designated as breakthrough therapies by the FDA could also be eligible for accelerated approval.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for Fast Track designation. We were awarded fFast tTrack designation for SYNB1618 (an earlier generation of SYNB1934labafenogene marselecobac) in April 2018, for labofenogene marselecobac in July 2023, and for SYNB1353 in August 2022. Fast track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product candidate may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. We will be required to report adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to ensure compliance. If our original marketing approval for a product candidate were obtained through an accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial in order to confirm the clinical benefit for our products. An unsuccessful post-marketing clinical trial or failure to complete such a trial could result in the withdrawal of marketing approval.

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

The FDA and other comparable ex-U.S. regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We may choose to conduct international clinical trials in the future. The acceptance of study data by the FDA or other comparable ex-U.S. regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable ex-U.S. regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from ex-U.S. clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of ex-U.S. data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to current GCP requirements; and (iii) the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA's clinical trial requirements, including the adequacy of the patient population studied and statistical powering, must be met. Furthermore, even where the ex-U.S. study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many ex-U.S. regulatory authorities have similar approval requirements. In addition, such ex-U.S. trials would be subject to the applicable local laws of the ex-U.S. jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable ex-U.S.

regulatory authority will accept data from trials conducted outside of its applicable jurisdiction. If the FDA or any comparable ex-U.S. regulatory authority does not accept such data, it would result in the need for additional trials.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, increases in workload, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In 2023, for example, members of Congress wrote to officials at the FDA expressing their concern that clinical holds should not be a means for FDA to gain additional time to review a clinical protocol. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Further legislative and regulatory changes under the ACA remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

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

Most recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (WAC), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In addition, in the last few years, several states have formed prescription drug affordability boards (PDABs) with the authority to implement upper payment limits (UPLs) on drugs sold in their respective jurisdictions. However, there are several pending federal lawsuits challenging the authority of states to impose UPLs.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. We expect that additional federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payments sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
The federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•
Federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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
•
The federal physician payments sunshine requirements under the ACA require manufacturers of drugs, devices, biologics, and medical supplies to report annually to CMS information related to payments and other transfers of value to physicians, certain advanced non-physician healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
•
State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent healthcare reform legislation has strengthened these laws. For example, the ACA, among other things, amended the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the ACA provides that the U.S. government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We may be subject to, or may in the future become subject to, U.S. federal and state, and international laws and regulations imposing obligations on how we collect, use, disclose, store and process personal information. Our actual or perceived failure to comply with such obligations could result in liability or reputational harm and could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In many activities, including the conduct of clinical trials, we are subject to domestic and international laws and regulations governing data privacy, data security, and the protection of health-related and other personal information. The regulatory framework for collecting, using, safeguarding, sharing, transferring and other processing of personal information worldwide is rapidly evolving and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business.

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California enacted the California Consumer Privacy Act (the CCPA), which took effect on January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, in 2020, California voters passed the California Privacy Rights Act (the CPRA), which became effective as of January 1, 2023. The CPRA significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new regulatory entity, the California Privacy Protection Agency, which is authorized to issue substantive regulations under the CPRA and could result in increased privacy and information security enforcement. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the CPRA may increase our compliance costs and potential liability. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023, comprehensive privacy laws in Virginia, Colorado, Connecticut, and Utah all took effect, and laws in Montana, Oregon, and Texas will take effect in 2024. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

Additionally, the collection, use, disclosure, transfer, or other processing of personal data in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which took effect in 2018 and applies to companies within and outside of the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. Additionally, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the withdrawal of the United Kingdom from the European Union and the subsequent separation of the data protection regimes of these territories mean we are required to also comply with similar data protection laws in the United Kingdom, which may lead to additional compliance costs and could increase our overall risk.

Laws in the European Economic Area (EEA), Switzerland, and the UK on data export are also evolving. For example, the GDPR only permits exports of data outside the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g. the EU Commission approved Standard Contractual Clauses or certification under the recently-adopted Data Privacy Framework). If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR and similar laws in Switzerland and the UK to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Future actions of EU, Swiss, and UK data protection authorities are difficult to predict. Some customers or other may respond to these evolving laws and regulations by asking us to make certain privacy or data-related contractual commitments that we are unable or unwilling to make. This could lead to the loss of current or prospective customers or other business relationships.

Numerous international, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including state privacy and confidentiality laws (including state laws requiring disclosure of breaches); federal and state consumer protection and employment laws; HIPAA; and European and other international data protection laws. These laws and regulations are increasing in complexity and number, may change frequently and sometimes conflict.

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

Other states have implemented similar laws protecting identifiable health and personal information, and most such laws differ from each other in significant ways and may not be preempted by HIPAA, thus complicating compliance efforts.

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

The legislative and regulatory landscape for privacy and data security continues to evolve, and there has been an increasing focus on privacy and data security issues which may affect our business. Despite our efforts, we may not have fully complied in the past and may not in the future. Failure to comply with current and future laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business.

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

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our product development programs.

Our internal information technology, or IT, systems and those of our current and any future collaborators and other contractors, consultants, or clinical trial sites are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering, phishing and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and IT systems. If any of the above events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of preclinical or clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed. The market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies evolve and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. In addition, there can be no assurance that we will promptly detect any such disruption or cybersecurity incident, if at all. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal IT systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, cybersecurity incident, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm, as well as loss of competitive advantage or loss of consumer confidence.

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

Even if we cannot obtain and maintain effective protection of exclusivity from our regulatory efforts and intellectual property rights, including patent protection, data exclusivity or orphan drug exclusivity, for our product candidates, we believe that our product candidates will be protected by exclusivity that prevents approval of a biosimilar in the United States for a period of twelve years from the time the product to which it claims similarity was first approved. However, The Biologics Price Competition and Innovation Act of 2009, Title VII, Subtitle A of the Patent Protection and Affordable Care Act, Pub.L.No.111-148, 124 Stat.119, Sections 7001-02 signed into law March 23, 2010, and codified in 42 U.S.C. §262 (the BPCIA), created an elaborate and complex patent dispute resolution mechanism for biosimilars that could prevent us from launching our product candidates in the United States or could substantially delay such launches. Current biosimilars litigation is addressing certain requirements of the BPCIA which is creating uncertainty over how certain terms of the BPCIA should be construed and this presents uncertainty for both the biologics innovator and biosimilar party. The BPCIA mechanism required for biosimilar applicants may pose greater risk that patent infringement litigation will disrupt our activities and add increased expenses as well as divert management’s attention. If a biosimilar version of one of our product candidates were approved in the United States, it could have a negative effect on our business.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of synthetic biology. We may become aware of U.S. and foreign patents and pending patent applications owned by third parties that cover similar therapeutic uses as the product candidates we are developing and we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of such patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

We are a party to certain intellectual property license agreements and may enter into additional license agreements in the future. Our existing agreements impose, and future license agreements may impose, certain obligations, including the payment of milestones and royalties based on revenues from sales of our products utilizing the technologies licensed from our licensors, and such obligations could adversely affect the overall profitability for us of any products that we may seek to commercialize. In addition, we will need to outsource and rely on third parties for many aspects of the clinical development, sales and marketing of our product candidates covered under our license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with our third-party licensors. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, these agreements may be subject to termination by the licensor which could have a material adverse effect on our business.

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

Additionally, Europe's Unified Patent Court (UPC) may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Although this new court has been implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally challenge our patents if opted into the UPC, rather than having to seek invalidity or non-infringement decisions on a country-by-country basis. It will be several years before the scope of patent rights that will be recognized and the strength of patent remedies that will be provided is known.

Some of our intellectual property may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies if it is determined that our intellectual property has been discovered through government-funded programs. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

Some of the intellectual property rights we have acquired or licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products relating to such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Risks Related to Our Reliance on Third Parties

We have historically relied on and may in the future rely on third parties to conduct some aspects of our product formulation, research, preclinical, and clinical studies, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such formulation, research or testing.

We have historically relied on and may in the future rely upon third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our preclinical studies and clinical trials, as well as certain product candidate discovery and development activities, in accordance with applicable regulatory requirements and to monitor and manage data for our ongoing preclinical and clinical programs. We have historically relied on and may in the future rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and any third-party contractors and CROs we engage will be required to comply with GLP, as applicable, and GCP requirements, which are regulations and guidelines enforced by the FDA, the EMA and other comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GLP and GCP through periodic inspections of laboratories conducting GLP studies, and clinical trial sponsors, principal investigators, CROs, and trial sites when auditing for GCP compliance. If we, our investigators or any of our CROs or contracted laboratories that we engage fail to comply with applicable GLP and GCP, as applicable, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA, the EMA or other comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications for our therapeutic product candidates. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials comply with applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product produced in compliance with applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat preclinical studies or clinical trials, which would delay the regulatory approval process.

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

We have historically relied on and may in the future rely on third-party supply and manufacturing partners for drug supplies for our late-stage clinical activities and may do the same for any commercial supplies of our product candidates.

We have historically relied on and may in the future rely on third-party supply and manufacturing partners to supply the materials and components to manufacture parts of the process of late-stage clinical trial drug supplies. We have not yet manufactured or formulated any product candidate on a commercial scale and may not be able to do so for any of our product candidates. We will work to develop and optimize our manufacturing process, and we cannot be sure that the process will result in therapies that are safe, potent, effective, or in an amount that satisfies our commercial needs.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP regulations. Although our agreements with our suppliers and manufacturers require them to perform according to certain cGMP requirements such as those relating to quality control, quality assurance and qualified personnel, we have limited control over their conduct to implement and maintain these standards. Any of our suppliers or manufacturers could fail to comply with such requirements or to perform our obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials could become limited or interrupted for other reasons. Under these circumstances, we may choose or be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, manufacture in collaboration with a third-party at their facilities, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines and may be required to conduct bridging studies or repeat clinical trials to assure comparable safety, purity and potency. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

In addition, our suppliers and manufacturers are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our product candidates, and thereafter are subject to ongoing inspection from time to time. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Any such failure by us or any of our suppliers or manufacturers would significantly impact our ability to develop, obtain regulatory approval for or, if approved, market our product candidates.

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

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we have historically focused and may in the future focus on research programs, therapeutic platforms and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs, therapeutic platforms and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

The commercial success of any of our current or future product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community.

Even with approvals from the FDA and comparable foreign regulatory authorities, the commercial success of our products will depend in part on the healthcare providers, patients, and third-party payors accepting our product candidates as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients and third-party payors. The degree of market acceptance of any of our products will depend on a number of factors, including but not limited to:

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

Even if a product displays a favorable efficacy and safety profile upon approval, market acceptance of the product remains uncertain. Efforts to educate the medical community and third-party payors on the benefits of the products may require significant investment and resources and may never be successful. If our products fail to achieve an adequate level of acceptance by physicians, patients, third-party payors, and other healthcare providers, we will not be able to generate sufficient revenue to become or remain profitable.

We may not be successful in any efforts to identify, license, discover, develop, or commercialize additional product candidates.

The success of our business is expected to depend largely upon our ability to identify, license, discover, develop, or commercialize additional product candidates. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. Our research programs or licensing efforts may fail to yield additional product candidates for clinical development and commercialization for a number of reasons, including but not limited to the following:

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

In addition, there is significant uncertainty related to the insurance coverage and reimbursement for newly approved products. In the United States, the principal decisions about coverage and reimbursement for new drugs are typically made by CMS, an agency within DHHS, as CMS decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates such as ours and what reimbursement codes our product candidates may receive if approved. No uniform policy for coverage and reimbursement for drug products exist among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

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

Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly on prescription drugs, has increased and is expected to continue to increase in the future. As a result, profitability of our products, if any, may be more difficult to achieve even if they receive regulatory approval.

Our future product candidates for which we obtain approval may face competition sooner than anticipated.

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. In the United States, Synthetic Biotic products are expected to be regulated by the FDA as biological products and we intend to seek approval for these product candidates pursuant to the BLA pathway. The BPCIA created an abbreviated pathway for FDA approval of biosimilar and interchangeable biological products based on a previously licensed reference product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity available to reference biological products. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference biological products pursuant to its interpretation of the exclusivity provisions of the BPCIA for competing products, potentially creating the opportunity for generic follow-on biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing including whether a future competitor seeks an interchangeability designation for a biosimilar of one of our products. Under the BPCIA as well as state pharmacy laws, only interchangeable biosimilar products are considered substitutable for the reference biological product without the intervention of the healthcare provider who prescribed the original biological product. However, as with all prescribing decisions made in the context of a patient-provider relationship and a patient’s specific medical needs, healthcare providers are not restricted from prescribing biosimilar products in an off-label manner. In addition, a competitor could decide to forego the abbreviated approval pathway available for biosimilar products and to submit a full BLA for product licensure after completing its own preclinical studies and clinical trials. In such a situation, any exclusivity to which we may be eligible under the BPCIA would not prevent the competitor from marketing its biological product as soon as it is approved.

Furthermore, the CREATES Act established a private cause of action that permits a follow-on product developer to sue the brand manufacturer to compel it to furnish necessary samples of a reference product on “commercially reasonable, market-based terms.” If follow-on product developers request samples of any product candidates for which we receive marketing approval in order to conduct comparative testing to support one or more applications for a follow-on version of our products, and we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date, no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

In Europe, the European Commission has granted marketing authorizations for several biosimilar products pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies may be developing biosimilar products in other countries that could compete with our products, if approved.

If competitors are able to obtain marketing approval for biosimilars referencing our product candidates, if approved, our future products may become subject to competition from such biosimilars, whether or not they are designated as interchangeable, with the attendant competitive pressure and potential adverse consequences. Such competitive products may be able to immediately compete with us in each indication for which our product candidates may have received approval.

Risks Related to Our Business Operations and Employees

Our failure to attract and retain senior management and key scientific personnel may prevent us from successfully developing our product candidates or any future product candidate, conducting our clinical trials and commercializing any products.

Our success depends in part on our ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. Although we have not historically experienced significant difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the biotechnology and pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. Many of the other biotechnology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover, develop and commercialize our product candidates will be limited and the potential for successfully growing our business will be harmed.

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

Based on the beneficial ownership of our common stock as of March 12, 2024, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own the majority of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 12, 2024, there were a total of 11,646,977 shares of our common stock outstanding. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and vesting provisions, as applicable.

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

We will continue to incur costs as a result of being a public company, and our management will continue to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations will continue to make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

On May 25, 2023, we submitted to the Listing Qualifications Department of Nasdaq an application to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. On June 6, 2023, we received a notice (Extension Notice) from the Listing Qualifications Department informing us that Nasdaq granted us an additional 180 calendar days, or until December 4, 2023 to regain compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of June 7, 2023. The Extension Notice had no other immediate effect on the listing of our common stock.

On September 27, 2023, we implemented a reverse stock split of our shares of common stock, pursuant to which every fifteen (15) shares of our issued and outstanding common stock was automatically converted into one (1) issued and outstanding share of common stock without any change in the par value of $0.001 per share. The reverse stock split was approved by our stockholders on September 21, 2023 at our Special Meeting of stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We recognize the critical importance of maintaining the trust and confidence of patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program and work with a third party managed service provider to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We and our third-party partners employ a range of tools and services, including regular network and endpoint monitoring and protection, audits, vulnerability assessments, and penetration testing, to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Chief Operating Officer.

We also identify our cybersecurity threat risks by using the services of a managed services provider. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•
monitor as appropriate emerging data protection laws and industry literature and implement changes to our processes that are designed to comply with such laws if needed;
•
through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•
employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including redundant firewalls, intrusion prevention and detection systems, multi-factor authentication, encryption, anti-malware functionality and access controls;
•
provide annual and routine mandatory training utilizing Knowbe4 (leading security awareness training module) for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
•
conduct phishing email simulations for employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;

•
utilize a managed services provider to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•
carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident

Our incident response plan coordinates the activities we, in concert with our third party managed services provider, take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, including through vendor security questionnaires as appropriate.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our product development programs,” which disclosures are incorporated by reference herein. In the last three fiscal years, we have not experienced any material cybersecurity incidents.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. Our board of directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our board of directors has authorized our audit committee to oversee risks from cybersecurity threats.

At least annually and on a periodic basis, our audit committee receives an update from management on our cybersecurity threat risk management and strategy processes and generally receives materials on our ability to mitigate current and emerging risks, and discusses such matters with our Chief Operating Officer. Our processes require that our audit committee is designated to receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Operating Officer. This individual has over twenty years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. The Chief Operating Officer, along with the Company’s managed services provider, are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, the Chief Operating Officer reports to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

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

Stockholders

As of March 12, 2024, there were approximately 68 stockholders of record of our common stock.

Dividends

We have never declared or paid any dividends to our stockholders since our inception, and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain any future earnings for the operation and expansion of our business.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock during the quarter ended December 31, 2023.

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

Overview

We are a biopharmaceutical company advancing novel therapeutics to transform the care of serious diseases. We focus on rare metabolic disorders, with our lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options.

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 is based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. We will now work with the Synpheny-3 clinical trial sites involved to implement the discontinuation. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including but not limited to, a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

Our early-stage pipeline includes product candidates for enteric hyperoxaluria, gout, and cystinuria, and has been fueled by a reproducible, proprietary approach that creates GI-restricted, oral medicines with new enzymatic pathways designed to consume or produce specific biological targets. We design, develop and manufacture these drug candidates, which are produced by applying genetic engineering to well-characterized probiotics.

Our drug candidates are designed through precise engineering to target validated biological pathways in the pathophysiology of a given disease. By using a probiotic to deliver these new enzymatic pathways, the activity is restricted to the gastrointestinal (GI) tract, avoiding systemic exposure and associated risks that limit the success of other modalities. Our pipeline programs are all based on the same probiotic Escherichia coli Nissle 1917, which provides synergies across programs, as well as more than one hundred years of human dosing experience. Our drug candidates are engineered to be non-colonizing, and fully reversible via GI clearance. These potential biopharmaceuticals are all orally administered, conducive to straightforward shipping, distribution and storage. For manufacturing, our platform leverages processes with familiar foundations, including fermentation and lyophilization, facilitating process design and scale-up, combined with unique and proprietary innovations tailored to our unique products.

Since our founding, based upon technology from the Massachusetts Institute of Technology (MIT) in 2014, we have progressed a pipeline of multiple drug candidates across different stages, including:

•
Labafenogene marselecobac (SYNB1934), which was being studied in Synpheny-3, a pivotal, Phase 3 study for the treatment of patients with PKU;
•
SYSYNB1353, a potential treatment for HCU, has achieved proof of mechanism in a Phase 1 study in healthy volunteers;
•
Preclinical research activities on a potential drug candidate for cystinuria, a rare, genetic cause of recurrent kidney stones which is also caused by an underlying metabolic disorder;
•
SYNB2081, a drug candidate for gout which is in IND-enabling studies; and
•
Preclinical research focused on novel, locally-acting, GI-restricted biotherapeutics for indications in inflammatory bowel disease (IBD).

Our Pipeline: Synthetic Biotics in Clinical Development

Our product pipeline consists of drug candidates targeting significant medical needs caused by an underlying metabolic disorder. These include labafenogene marselecobac, which was being evaluated in a pivotal, Phase 3 study in PKU, and drug candidates designed to treat HCU, enteric hyperoxaluria, and gout. Our preclinical work includes additional metabolic disease research, including cystinuria, target exploration, and focused research efforts in IBD.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $57.3 million and $66.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of approximately $414.3 million and $357.0 million, respectively, and we expect to incur losses for the foreseeable future as we develop our product candidates. Historically, our expenses and capital requirements have increased substantially in connection with our research and development activities, as we:

•
Completed preclinical studies, initiated and completed clinical trials for product candidates;
•
Contracted to manufacture product candidates;
•
Advanced research and development related activities to expand our product pipeline;
•
Maintained, expanded and protected our intellectual property portfolio;
•
Hired additional staff, including clinical, scientific, commercial and management personnel;
•
Expanded our existing infrastructure and secure space in a facility to support continued growth in our research and development efforts; and
•
Added operational and finance personnel to support product development efforts and to support operating as a public company.

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

Financial Overview

Revenue

Revenue for the year ended December 31, 2023 was generated from the Roche Collaboration and Option Agreement. See Note 10, Collaboration Agreements: Roche Collaboration in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a full discussion of this arrangement.

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to decrease in the near future as we have discontinued our Synpheny-3 clinical trial and are evaluating strategic options for the Company.

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

	Year ended December 31,
	2023	2022
Labafenogene marselecobac (SYNB1934)	$13,267	$4,380
SYNB1618	639	3,436
SYNB8802	976	4,197
SYNB1353	377	2,259
SYNB1891	(135)	1,223
External pre-development candidate costs and unallocated costs	4,225	7,129
Total external costs	19,349	22,624
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	13,200	16,515
Facility and other	11,422	12,905
Total internal costs	24,622	29,420
Total research and development expense	$43,971	$52,044

General and Administrative Expense

General and administrative expenses consist primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, investor relations, business development and human resource functions. Other general and administrative costs include the legal costs of pursuing patent protection of our intellectual property, facility and information technology infrastructure costs, directors’ and officers’ insurance, and professional fees for accounting, tax, legal and consulting services. We anticipate that our general and administrative expenses may increase in the future as we explore strategic alternatives, including potential legal, accounting and advisory expenses and other related charges. We also anticipate that we will continue to incur accounting, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Other Income (Expense)

Interest and investment income consists of income earned on investments. Interest expense consists of expense related to our finance leases. Other expense consists primarily of gains and losses on foreign currency invoices and losses on remeasurement of the purchase warrant liability.

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

Warrants

Warrants are accounted for as either derivative liabilities or as equity instruments depending on the specific terms of the agreement. Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The purchase warrants issued in October 2023 are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations. We periodically evaluate changes in facts and circumstances that could impact the classification of warrants.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Year ended December 31,
	2023	2022
	(in thousands)
Revenue	$3,371	$1,180
Operating expenses:
Research and development	43,971	52,044
General and administrative	14,561	16,555
Total operating expenses	58,532	68,599
Loss from operations	(55,161)	(67,419)
Other income (expense):
Interest and investment income	2,469	1,267
Interest expense	(1)	(2)
Loss on purchase warrant liability	(4,058)	—
Other expense	(517)	7
Other income (expense), net	(2,107)	1,272
Loss before income taxes	(57,268)	(66,147)
Income tax expense	(14)	—
Net loss	$(57,282)	$(66,147)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

	Years Ended
	December 31,		Change
	2023	2022	$	%
	(in thousands)
Revenue	$3,371	$1,180	$2,191	186%

Revenue was $3.4 million for the year ended December 31, 2023 compared to $1.2 million for the year ended December 31, 2022. Revenue for both periods was primarily related to services performed under the Roche collaboration that we entered into in June 2021.

Operating Expenses

	Years Ended
	December 31,		Change
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development	$43,971	$52,044	$(8,073)	-16%
General and administrative	14,561	16,555	(1,994)	(12)%
Total operating expenses	$58,532	$68,599	$(10,067)	-15%

Research and Development Expense

Research and development expense was $44.0 million for the year ended December 31, 2023 compared to $52.0 million for the year ended December 31, 2022. The decrease of $8.0 million was due to decreases of clinical development costs of $3.2 million for SYNB8802, $2.8 million for SYNB1618, $1.9 million for SYNB1353, and $1.3 million for SYNB1891. There were additional decreases of $4.8 million in compensation, benefits and other employee-related expenses, $2.9 million in other early development candidates and unallocated costs. These decreases were offset by increases of clinical development costs of $8.9 million for Labafenogene marselecobac (SYNB1934).

General and Administrative Expense

General and administrative expense was $14.6 million for the year ended December 31, 2023 compared to $16.6 million for the year ended December 31, 2022. The decrease of $2.0 million was primarily attributable to decreased professional services costs, and lower compensation, benefits and other employee-related expenses due to reduced headcount.

Other Income (Expense)

	Years Ended
	December 31,		Change
	2023	2022	$	%
	(in thousands)
Other income (expense):
Interest and investment income	$2,469	$1,267	$1,202	95%
Interest expense	(1)	(2)	1	(50)%
Loss on purchase warrant liability	(4,058)	—	(4,058)	100%
Other expense	(517)	7	(524)	(7486)%
Total other income (expense), net	$(2,107)	$1,272	$(3,379)	(266)%

Other expense for the year ended December 31, 2023 was $2.11 million compared to other income of $1.30 million for the corresponding period in 2022. The decrease in other income (expense) of $3.4 million was due to an increase in other expense primarily relating to the change in fair value of the purchase warrants classified as liabilities on the consolidated balance sheet. This increase of expense was offset by an increase to income earned on our cash, cash equivalents and short-term investment balances, primarily related to higher interest rates.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and as of December 31, 2023, we had an accumulated deficit of $414.3 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At December 31, 2023, we had $47.7 million in cash, cash equivalents, and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. Our available-for-sale securities include amounts held in commercial paper and U.S. treasuries. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2023, our cash, cash equivalents and marketable securities balance decreased $29.9 million. This decrease was primarily due to the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary drug candidates and support the development of our proprietary platform. These decreases were offset by the proceeds from maturity of marketable securities.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Years ended December 31,
	2023	2022
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(51,614)	$(56,888)
Investing activities	38,769	58,351
Financing activities	20,944	(2,040)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,099	$(577)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $51.6 million for the year ended December 31, 2023. The primary use of cash was our net loss of $57.3 million and changes in our assets and liabilities of $6.2 million, partially offset by $11.9 million of non-cash items primarily including the change in fair value of purchase warrants, depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include decreases in the operating lease liability, increases in prepaid expenses and other current assets, decreases in prepaid research and development expenses, decreases in accounts payable and accrued expenses, and decreased deferred revenue.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $38.8 million and resulted primarily from the proceeds from maturity of marketable securities of $66.9 million. This was offset by the purchases of marketable securities of $27.9 million and property and equipment of $0.2 million.

Net cash provided by investing activities for the year ended December 31, 2022 was $58.4 million and resulted primarily from the proceeds from maturity of marketable securities of $141.9 million. This was offset by the purchases of marketable securities of $82.8 million and property and equipment of $0.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 totaled $20.9 million, primarily related to net proceeds of $19.6 million from the issuance of our common stock, pre-funded warrants and purchase warrants in an underwritten public offering in October 2023, $1.2 million from the sale of our common stock in the ATM offering program, and $0.1 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.

Net cash used in financing activities for the year ended December 31, 2022 totaled $2.0 million, primarily related to the repurchase of our common stock of $2.5 million, partially offset by $0.3 million from the sale of our common stock in the ATM offering program, and $0.2 million of proceeds received from stock option exercises and purchases made pursuant to our employee stock purchase plan.

Funding Requirements

We currently expect our expenses to decrease in the near term due to our decision to discontinue our Synpheny-3 clinical trial and conduct workforce reductions while we explore strategic alternatives. Pending the outcome of our review of strategic alternatives, should we decide to continue to advance the clinical development of our product candidates, we expect to incur additional costs in connection with such activities.

We have generated revenue from our Roche collaboration and previous collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. Absent any other action, we would require additional liquidity to continue operations over the next 12 months, which raises substantial doubt about our ability to continue as a going concern. As discussed in Note 18, Subsequent Events, in February 2024, management and our board of directors approved a plan to discontinue the Synpheny-3 trial, evaluate strategic options and significantly reduce our workforce. We project that this plan will alleviate the substantial doubt that has been raised through significantly decreasing expenses thereby reducing ongoing liquidity needs to enable the continuation of the evaluation of strategic alternatives for at least 12 months from the issuance date of these financial statements.

Our funding requirements will depend on many factors, including, but not limited to, the following:

•
the outcome, success, timing and cost of any strategic transactions, business combinations or divestiture;
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

In December 2023, the Company signed an addendum to exercise the First and Second Option to extend the lease as part of the Fifth SOW discussed above. Part of the addendum agreed to new payment terms that supersede the terms per the Fifth SOW with Azzur. The total remaining liability associated with the Azzur lease is approximately $2.2 million as of December 31, 2023.

The Company may terminate the Fifth SOW on three months’ prior written notice at any time during the Term. In addition, either party may terminate the Master Services Agreement (including the SOWs) due to a breach by the other party and failure to cure. As of December 31, 2023, the Company is reasonably certain not to exercise the termination option through December 2024.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting identified in connection with the evaluation of such internal control that occurred during our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

On March 18, 2024, our board of directors appointed Antoine Awad, our Chief Operating Officer, as our Principal Executive Officer (principal executive officer). There were no changes to Mr. Awad’s employment or compensation arrangements, and (a) there are no understandings or arrangements between Mr. Awad and any other person pursuant to which he was appointed as our Principal Executive Officer and (b) Mr. Awad has no material interest in any transaction or proposed transaction in which we are or are to be a party. Mr. Awad’s qualifications and experience were included in the “Executive Officers” section of our Definitive Proxy Statement as filed with the U.S. Securities and Exchange Commission on May 1, 2023, and the description of such qualifications and experience is hereby incorporated by reference.

Additionally, on March 18, 2024, our board of directors appointed May Beth Dooley, age 43, our Head of Finance, as our principal financial officer and principal accounting officer.

Ms. Dooley has served as our Head of Finance since November 2023 and prior to that as our Controller since June 2018. Prior to joining us, Ms. Dooley worked as a senior manager of financial planning analysis at Idera Pharmaceuticals from July 2014 to May 2018, and prior to that, as an associate with PricewaterhouseCoopers from September 2012 to July 2014. Ms. Dooley received a B.A. from Bates College and an M.B.A. and a master’s degree in accounting from Northeastern University.

Ms. Dooley previously entered into an offer letter with us dated April 11, 2018 (the “Offer Letter”). She receives a current base salary of $325,000 and is eligible to receive an annual bonus equal to 30% of her annualized base salary. The foregoing description of the material terms of the Offer Letter is qualified in its entirety by the full text of the Offer Letter, a copy of which is filed as an exhibit to this annual report on Form 10-K.

Ms. Dooley has no family relationships with any of our directors or executive officers, and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. In addition, there are no arrangements or understandings between Ms. Dooley and any other person pursuant to which she was selected as an officer.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated June 15, 2023		8-K (Exhibit 3.1)	6/15/2023	001-37566

3.5	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated September 27, 2023		8-K (Exhibit 3.1)	9/28/2023	001-37566

3.6	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock of Synlogic, Inc., as filed with the Secretary of State of the State of Delaware on February 20, 2024.		8-K (Exhibit 3.1)	2/20/2024	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566

4.3	Form of Pre-Funded Warrant		8-K (Exhibit 4.1)	9/29/2023	001-37566

4.4	Form of Purchase Warrant		8-K (Exhibit 4.2)	9/29/2023	001-37566

4.5	Description of Securities		10-K (Exhibit 4.3)	03/12/2020	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.6	Rights Agreement, dated as of February 20, 2024, between Synlogic, Inc. and Equiniti Trust Company LLC, as rights agent.		8-K (Exhibit 4.1)	2/20/2024	001-37566

10.1#	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3#	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4#	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5#	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	001-37566

10.6#	2023 Inducement Equity Incentive Award Plan	X

10.7#	Form of Stock Option Grant Notice and Stock Option Agreement under 2023 Inducement Equity Incentive Award Plan	X

10.8#	Non‑Employee Director Compensation Program.		8-K (Exhibit 10.1)	01/31/2020	001-37566

10.9#	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

10.10#	Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of June 22, 2016		8-K (Exhibit 10.6)	08/28/2017	001-37566

10.11#	First Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of November 7, 2016		8-K (Exhibit 10.7)	08/28/2017	001-37566

10.12#	Second Amendment to Offer Letter by and between Synlogic and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of May 8, 2017		8-K (Exhibit 10.8)	08/28/2017	001-37566

10.13#	Third Amendment to Offer Letter dated as of June 5, 2018, between Synlogic, Inc. and Aoife Brennan, MB, BCh, BAO, MMSc		10-Q (Exhibit 10.1)	08/9/2018	001-37566

10.14#	Amended and Restated Letter Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of October 1, 2018		10-Q (Exhibit 10.1)	11/13/2018	001-37566

10.15#	Amendment to Employment Agreement dated December 26, 2023, by and between the Company, and Aoife Brennan		8-K (Exhibit 10.1)	12/29/2023	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.16#	Separation Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of February 17, 2024	X

10.17#	Employment Agreement dated as of January 24, 2022, by and between Synlogic and Michael Jensen		8-K (Exhibit 10.1)	03/03/2022	001-37566

10.18#	Separation Agreement by and between Synlogic, Inc. and Michael Jensen, dated as of November 13, 2023	X

10.19#	Employment Letter Agreement dated November 28, 2018, by and between Synlogic and Antoine Awad		10-K (Exhibit 10.14.1)	03/25/2021	001-37566

10.20#	Promotion Letter, dated July 21, 2020, for Antoine Awad		10-K (Exhibit 10.14.2)	03/25/2021	001-37566

10.21#	Amendment to Employment Agreement dated December 16, 2023, by and between the Company and Antoine Awad		8-K (Exhibit 10.2)	12/29/2023	001-37566

10.22#	Separation Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of February 17, 2024	X

10.23#	Retention Bonus Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of March 7, 2024	X

10.24#	Employment Letter Agreement dated April 11, 2018 by and between Synlogic, Inc. and Mary Beth Dooley	X

10.25#	Retention Bonus Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of March 7, 2024	X

10.26†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	08/28/2017	001-37566

10.27	Sales Agreement, dated as of July 23, 2021 by and between the registrant and Jefferies LLC		10-Q (Exhibit 1.1)	11/10/2021	001-37566

10.28†	Master Contract Services Agreement, dated as of September 8, 2018, between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.29)	03/12/2019	001-37566

10.29†	Statement of Work dated September 10, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.30)	03/12/2019	001-37566

10.30†	Statement of Work dated December 7, 2018 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC).		10-K (Exhibit 10.31)	03/12/2019	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.31	Subscription Agreement dated June 11, 2019 by and between the Company and Ginkgo Bioworks, Inc.		8-K (Exhibit 10.1)	06/12/2019	001-37566

10.32†	Foundry Terms of Service Agreement dated June 11, 2019 by and between Synlogic Operating Company Inc. and Ginkgo Bioworks, Inc.		10-Q (Exhibit 10.2)	08/08/2019	001-37566

10.33#	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

10.34†	License and Services Agreement and Statement of Work, dated April 28, 2021, by and between Synlogic Operating Company, Inc. and Azzur Cleanrooms-On-Demand – Boston, LLC.		10-Q (Exhibit 10.1)	08/12/2021	001-37566

10.35†	Pilot Collaboration and Option Agreement, dated June 16, 2021, among Synlogic Operating Company, Inc. and Hoffman-La Roche Inc.		10-Q (Exhibit 10.2)	08/12/2021	001-37566

10.36	Amendment to Pilot Collaboration and Option Agreement, dated as of August 16, 2023, among Synlogic Operating Company, Inc. and Hoffman-La Roche Inc.		10-Q (Exhibit 10.1)	11/09/2023	001-37566

10.37†	Statement of Work dated January 21, 2022 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-01		10-K (Exhibit 10.30)	03/17/2022	001-37566

10.38†	Statement of Work dated January 21, 2022 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-2		10-K (Exhibit 10.31)	03/17/2022	001-37566

10.39†	Statement of Work dated November 22, 2022 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-01 Extension A		10-K (Exhibit 10.32)	03/29/2023	001-37566

10.40†	Addendum to Statement of Work dated December 8, 2023 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-10558-01 Addendum	X

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Synlogic, Inc.

Date: March 19, 2024	By:	/s/ ANTOINE AWAD
Antoine Awad
Principal Executive Officer (principal executive officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Antoine Awad and Mary Beth Dooley his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ ANTOINE AWAD	Principal Executive Officer
Antoine Awad	(principal executive officer)	March 19, 2024

/s/ MARY BETH DOOLEY	Head of Finance
Mary Beth Dooley	(principal financial officer and principal accounting officer)	March 19, 2024

/s/ PETER BARRETT
Peter Barrett	Chairman of the Board	March 19, 2024

/s/ MICHAEL BURGESS
Michael Burgess	Director	March 19, 2024

/s/ MICHAEL HEFFERNAN
Michael Heffernan	Director	March 19, 2024

/s/ PATRICIA HURTER
Patricia Hurter	Director	March 19, 2024

/s/ LISA KELLY-CROSWELL
Lisa Kelly-Croswell	Director	March 19, 2024

/s/ NICK LESCHLY
Nick Leschly	Director	March 19, 2024

/s/ EDWARD MATHERS
Edward Mathers	Director	March 19, 2024

/s/ RICHARD P. SHEA
Richard P. Shea	Director	March 19, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Accounting for warrants issued in underwritten public offering

As discussed in Note 8 to the consolidated financial statements, in October 2023 the Company issued and sold, an underwritten public offering, common stock, pre-funded warrants, and common stock warrants to purchase its common stock (purchase warrants). The pre-funded warrants met the criteria for equity classification. The purchase warrants met the definition of a derivative instrument. Upon issuance, the purchase warrants were recorded as a liability at fair value in the amount of $7.1 million.

We identified the evaluation of the Company’s accounting for the purchase warrants and pre-funded warrants, specifically the classification as liabilities or equity, as a critical audit matter. A high degree of challenging and complex auditor judgment was required in evaluating the classification of the purchase warrants and pre-funded warrants due to interpretation of complex provisions included within the respective warrant agreements in order to apply the appropriate accounting guidance. Additionally, evaluating the Company's accounting for the purchase warrants and pre-funded warrants required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We obtained and inspected the purchase warrants and pre-funded warrants agreements to identify key terms and conditions within the agreements that were relevant to the classification determination. We involved professionals with specialized skills and knowledge who assisted in:

•
assessing whether the Company's technical accounting analyses considered all key terms and conditions of the agreements that were relevant to the classification determination
•
evaluating the Company’s interpretation and application of the relevant accounting literature, including consideration of whether certain actions were within the Company’s control, to support the liability classification of the purchase warrants and the equity classification of the pre-funded warrants on the consolidated balance sheet.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts
March 19, 2024

SYNLOGIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,960	$15,861
Short-term marketable securities	23,786	61,768
Prepaid expenses and other current assets	2,161	2,153
Total current assets	49,907	79,782
Property and equipment, net	5,603	7,323
Right of use asset - operating lease	12,102	14,356
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	6,825	8,300
Other assets	16	7
Total assets	$75,550	$110,865
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,457	$1,785
Accrued expenses	3,000	5,290
Deferred revenue	—	882
Lease liability - operating lease	4,780	4,152
Finance lease obligations	4	13
Purchase warrant liability	11,163	—
Total current liabilities	20,404	12,122
Long-term liabilities:
Lease liability - operating lease, net of current portion	12,491	16,129
Finance lease obligations, net of current portion	—	4
Total long-term liabilities	12,491	16,133
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 9,465,949 shares issued and 9,186,157 shares outstanding as of December 31, 2023 and 4,728,874 shares issued and 4,449,082 outstanding as of December 31, 2022	10	5
Additional paid-in capital	459,458	442,303
Accumulated other comprehensive income (loss)	6	(161)
Accumulated deficit	(414,301)	(357,019)
Treasury stock, at cost (279,792 shares at December 31, 2023 and at December 31, 2022)	(2,518)	(2,518)
Total stockholders' equity	42,655	82,610
Total liabilities and stockholders' equity	$75,550	$110,865

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years ended December 31,
	2023	2022
Revenue	$3,371	$1,180
Operating expenses:
Research and development	43,971	52,044
General and administrative	14,561	16,555
Total operating expenses	58,532	68,599
Loss from operations	(55,161)	(67,419)
Other income (expense):
Interest and investment income	2,469	1,267
Interest expense	(1)	(2)
Loss on purchase warrant liability	(4,058)	—
Other expense	(517)	7
Other income (expense), net	(2,107)	1,272
Loss before income taxes	(57,268)	(66,147)
Income tax expense	(14)	—
Net loss	$(57,282)	$(66,147)

Net loss per share - basic and diluted	$(8.81)	$(13.83)
Weighted-average common stock outstanding - basic and diluted	6,502,279	4,781,696
Comprehensive loss:
Net loss	$(57,282)	$(66,147)
Net unrealized gain (loss) on marketable securities	167	(116)
Comprehensive loss	$(57,115)	$(66,263)

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other		Treasury Stock
	$0.001 par value		paid-in	comprehensive	Accumulated			Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2021	4,646,590	$5	$438,178	$(45)	$(290,872)	—	$—	$147,266
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	32,097	—	288	—	—	—	—	288
Repurchase of common stock	—	—	—	—	—	(279,792)	(2,518)	(2,518)
Exercise of options	2,370	—	61	—	—	—	—	61
Issuance of restricted stock	50,851	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,108	—	137	—	—	—	—	137
Cancellation of restricted stock	(10,142)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	3,639	—	—	—	—	3,639
Unrealized gain (loss) on securities	—	—	—	(116)	—	—	—	(116)
Net loss	—	—	—	—	(66,147)	—	—	(66,147)
Balance at December 31, 2022	4,728,874	$5	$442,303	$(161)	$(357,019)	(279,792)	$(2,518)	$82,610
Proceeds from issuance of common stock and accompanying pre-funded warrants, net of issuance costs	3,921,928	$4	$12,976					$12,980
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	115,966		1,249	—	—	—	—	1,249
Exercise of pre-funded warrants	669,126	1	—					1
Issuance of restricted stock	10,803	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	34,478	—	124	—	—	—	—	124
Cancellation of restricted stock	(15,119)	—	—	—	—	—	—	—
Reverse split: fractional share adjustment	(107)							—
Equity-based compensation expense	—	—	2,806	—	—	—	—	2,806
Unrealized gain (loss) on securities	—	—	—	167	—	—	—	167
Net loss	—	—	—	—	(57,282)	—	—	(57,282)
Balance at December 31, 2023	9,465,949	10	459,458	6	(414,301)	(279,792)	(2,518)	42,655

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(57,282)	(66,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,958	2,520
Gain on disposal of property and equipment	(11)	—
Equity-based compensation expense	2,806	3,639
Change in fair value warrant liability	4,058	—
Transaction costs allocated to warrant liabilities	508	—
Accretion/amortization of investment securities	(818)	(772)
Reduction in carrying amount of operating lease right of use asset	3,337	3,149
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8)	2,568
Prepaid research and development, net of current portion	1,475	1,009
Other assets	(9)	(4)
Accounts payable and accrued expenses	(2,653)	697
Deferred revenue	(882)	351
Operating lease liabilities	(4,093)	(3,898)
Net cash used in operating activities	(51,614)	(56,888)
Cash flows from investing activities:
Purchases of marketable securities	(27,931)	(82,787)
Proceeds from maturity of marketable securities	66,898	141,866
Purchases of property and equipment	(214)	(728)
Proceeds from the sale of property and equipment	16	—
Net cash provided by investing activities	38,769	58,351
Cash flows from financing activities:
Payments on finance lease obligations	(13)	(13)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	1,249	293
Proceeds from employee stock purchases and exercise of stock options	124	198
Proceeds from issuance of common stock, pre-funded warrants and purchase warrants, net of issuance costs	19,583	—
Proceeds from exercise of pre-funded warrants	1	—
Repurchase of common stock (treasury stock)	—	(2,518)
Net cash provided by (used in) financing activities	20,944	(2,040)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,099	(577)
Cash, cash equivalents and restricted cash at beginning of period	16,958	17,535
Cash, cash equivalents and restricted cash at end of period	$25,057	$16,958
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$29	$27
Assets acquired under operating lease obligation	$1,083	$3,616
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$14	$—
Issuance costs included in accounts payable and accrued expenses	$6	$6
Cash paid for interest	$1	$2

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

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $414.3 million at December 31, 2023. At December 31, 2023, the Company had $47.7 million in cash, cash equivalents and short-term marketable securities. Absent any other action, the Company would require additional liquidity to continue its operations over the next 12 months, which raises substantial doubt about the Company's ability to continue as a going concern.

As discussed in Note 18, Subsequent Events, in February 2024, the Company and its board of directors approved a plan to discontinue the Synpheny-3 trial, significantly reduce its workforce and evaluate strategic options for the Company. The Company projects that this plan will alleviate the substantial doubt that has been raised through significantly decreasing expenses thereby reducing ongoing liquidity needs to enable the continuation of the evaluation of strategic alternatives for at least 12 months from the issuance date of these financial statements.

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

COVID-19

While the Company is not aware of a material impact from the continuation of the COVID-19 pandemic through December 31, 2023, the full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including expenses and manufacturing, clinical trials, and research and development costs, depends on future developments that are uncertain at this time.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(2)
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP or GAAP).

Reverse Stock Split

On September 27, 2023, the Company effected a one-for-fifteen reverse stock split of its issued and outstanding common stock, which also adjusted all outstanding warrants. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split. All fractional shares resulting from the reverse stock split were paid in cash.

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

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds, including money market funds held in a sweep account. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $24.0 million and $15.9 million at December 31, 2023 and 2022, respectively.

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

Restricted Cash

The Company held cash of approximately $1.1 million at December 31, 2023 and 2022 in a letter of credit to secure its lease at the 301 Binney Street facility. The Company has classified this deposit as long-term restricted cash on its balance sheet.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows (in thousands).

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$23,960	$15,861
Restricted cash	1,097	1,097
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$25,057	$16,958

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2023 and 2022.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Warrants

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“ASC 480-10”) or ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The purchase warrants issued in October 2023 are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants.

Revenue recognition

The Company was generating revenue through a collaboration and option agreement with Roche for the development and commercialization of product candidates. The Roche Collaboration and Option Agreement concluded after the last milestone was achieved by the Company in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

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

Licenses of Intellectual Property

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

(3)
Fair Value of Financial Instruments

The tables below present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At December 31, 2023 and 2022, the Company has classified assets measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,476	$15,476	$—	$—
Commercial paper (included in cash and cash equivalents)	8,484	—	8,484	—
Commercial paper	14,342	—	14,342	—
U.S. government agency securities and treasuries	9,444	6,956	2,488	—
Total	$47,746	$22,432	$25,314	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,861	$15,861	$—	$—
Commercial paper	44,375	—	44,375	—
U.S. treasuries	17,393	17,393	—	—
Total	$77,629	$33,254	$44,375	$—

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2023 and December 31, 2022 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at December 31, 2023 and December 31, 2022 approximate fair value as they bear interest at a rate approximating a market interest rate.

The following tables summarize the estimated fair value of the assets presented within cash and cash equivalents measured at fair value and the gross unrealized holding gains and losses (in thousands):

December 31, 2023	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$15,476	$—	$—	$15,476
Commercial paper (included in cash and cash equivalents)	8,482	2	—	8,484
Total	$23,958	$2	$—	$23,960

December 31, 2022	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$15,861	$—	$—	$15,861
Total	$15,861	$—	$—	$15,861

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(4)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at December 31, 2023 and 2022 (in thousands):

December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$14,338	$4	$—	$14,342
Corporate debt securities	—	—	—	—
U.S. government agency securities and treasuries	9,444	1	(1)	9,444
Total	$23,782	$5	$(1)	$23,786

December 31, 2022	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$44,437	$8	$(70)	$44,375
Corporate debt securities	—	—	—	—
U.S. government agency securities and treasuries	17,492	—	(99)	17,393
Total	$61,929	$8	$(169)	$61,768

The contractual maturity of all securities held at December 31, 2023 was six months or less. There were two investments in an unrealized loss position at December 31, 2023. The aggregate fair value of the securities in an unrealized loss position at December 31, 2023 and 2022 was $5.4 million and $36.6 million, respectively. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until maturity or a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at December 31, 2023.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid insurance	$691	$887
Prepaid research and development	788	320
Other prepaid expenses	536	771
Other current assets	146	175
Total prepaid expenses and other current assets	$2,161	$2,153

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6)
Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Laboratory equipment	$8,582	$9,313
Computer and office equipment	793	793
Furniture and fixtures	500	500
Leasehold improvements	9,820	9,820
Construction in progress	192	37
	19,887	20,463
Less accumulated depreciation	(14,284)	(13,140)
Property and equipment, net	$5,603	$7,323

Depreciation expense on property and equipment was $2.0 million and $2.5 million in 2023 and 2022, respectively.

(7)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Payroll related	$2,556	$3,401
Professional fees	290	152
Research and development	91	1,624
Other	63	113
Total accrued expenses	$3,000	$5,290

(8)
Stockholders' Equity

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

October 2023 Financing

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

Each share of its common stock and each pre-funded warrant was sold together with a common warrant to purchase one share of its common stock. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, upon election by a holder prior to the issuance of any warrants, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to such exercise. The net proceeds to the Company from the sale of common stock and pre-funded warrants through the offering, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $19.6 million.

The common stock and pre-funded warrants met the criteria for equity classification. The purchase warrants met the definition of a derivative instrument. Accordingly, upon issuance, the purchase warrants were recorded as a liability at fair value using the Black-Scholes option-pricing model in the amount of $7.1 million. Any subsequent changes in fair value of the purchase

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

warrants is recognized in the consolidated statements of operations. The residual proceeds were allocated between the common stock and pre-funded warrants based on their relative fair values at the time of issuance. The amount allocated to the pre-funded warrants was recorded as a component of stockholders’ equity within additional paid-in capital.

At December 31, 2023, the fair value of the purchase warrants was $11.2 million. Accordingly, a loss on remeasurement of the purchase warrant liability of $4.1 million was recorded in the fourth quarter of 2023. The assumptions used in the Black-Scholes option-pricing model at issuance and at December 31, 2023 were:

	December 31, 2023	At Issuance
Expected Term	4.75 years	5.0 years
Weighted-average, risk free interest rate	3.9%	4.8%
Expected volatility	94.0%	91.1%
Dividend yield	—	—
Strike price	$3.41	$3.41

Subsequent to their issuance and through December 31, 2023, 669,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

At-the-Market (ATM) Offering Program

In July 2021, the Company entered into a sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the year ended December 31, 2023, 115,966 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $1.25 million.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) 422,718 shares of common stock and accompanying Pre-Funded Warrants (the Pre-Funded Warrants) to purchase up to an aggregate of 169,874 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $135. The Pre-Funded Warrants have an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The proceeds, net of issuance costs, were approximately $79.9 million, $57.0 million related to the proceeds from sale of the common stock and $22.9 million related to the proceeds from sale of the Pre-Funded Warrants. The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. In addition, in connection with the issuance to Ginkgo of common stock and Pre-Funded Warrants, the Company expanded its existing collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. None of the Pre-Funded Warrants have been exercised as of December 31, 2023. (See Note 10, Collaboration Agreements: Ginkgo Collaboration).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of warrants, exercise of stock options, and the employee stock purchase plan:

December 31, 2023
Common stock issuable under pre-funded warrants	2,803,309
Common stock issuable under purchase warrants	3,921,928
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	311,199
Employee Stock Purchase Plan	19,751
Total	7,226,061

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(9)
Equity‑based Compensation and Equity Incentive Plans

Equity Plans

The Company currently has four active equity plans.

The 2015 Equity Incentive Award Plan (2015 Plan) functions as the primary equity plan for the Company. The 2015 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2015 Plan, which annual increase will be added on the first day of each fiscal year from 2016 through 2025, inclusive, and will be equal to the lesser of (i) five percent of the shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board of Directors. On January 1, 2023, the Company added 222,454 shares to the 2015 Plan pursuant to the “evergreen provision”. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards.

The 2017 Stock Incentive Plan (the 2017 Plan) provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

The 2015 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company suspended the ESPP in 2017. In December 2019, the Board reactivated the 2015 ESPP and approved an amendment to the ESPP to (i) reduce the permitted payroll deduction and number of shares of the Company’s common stock that a participant may purchase per calendar year and offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the 2015 ESPP was effective immediately. The Company’s executive officers are eligible to participate in the 2015 ESPP. The ESPP includes an “evergreen provision,” allowing for an annual increase in the number of shares of common stock available for issuance. On January 1, 2023, the Company added 44,490 shares to the ESPP pursuant to the “evergreen provision”. There were 34,478 shares of common stock purchased under the ESPP during the year ended December 31, 2023.

The 2023 Inducement Equity Incentive Award Plan (the 2023 Inducement Plan) was established as of December 8, 2023 to provide for the granting of equity awards to individuals who were not previously employees of Synlogic, or following a bona fide period of non-employment, as an inducement material to such individuals’ entering into employment with Synlogic, pursuant to Nasdaq Listing Rule 5635(c)(4). No shares were issued under the 2023 Inducement Plan during the year ended December 31, 2023.

Stock Options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued to employees and non-employees under the 2015 Plan and the 2017 Plan, during the years ended December 31, 2023 and 2022 were:

	Year ended December 31,
Employees:	2023	2022
Expected term	6.2 years	6.2 years
Weighted-average, risk-free interest rate	3.7%	2.4%
Expected volatility	82.4%	82.5%
Dividend yield	—	—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity under the 2015 and 2017 Plans.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2022	482,166	$54.78	8.1	$30
Granted	305,010	9.28		—
Exercised	—	—		—
Cancelled/Forfeited	(174,415)	24.94		—
Outstanding at December 31, 2023	612,761	9.13	7.8	$1,026

Vested or expected to vest at December 31, 2023	612,761	$9.13	7.8	$1,026
Exercisable at December 31, 2023	311,199	$15.62	6.9	$464

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2023 and 2022. 512,972 and 12,364 options were in the money at December 31, 2023 and 2022, respectively.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2023 and 2022 was approximately $6.07 and $13.06, respectively. The total fair value of awards that vested during the years ended December 31, 2023 and 2022 was $2.5 million and $1.2 million, respectively.

As of December 31, 2023, there was approximately $3.2 million of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 2.25 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

On November 9, 2023, the Company’s board of directors approved a stock option repricing, which repriced certain outstanding stock options held by then current employees. There were 539,685 outstanding eligible stock options that were amended to reduce such exercise price to $1.85 per share, the current fair market value of the Company’s common stock on the date of the approval of the repricing. Except for the modified exercise price, all other terms and conditions of each of the eligible stock options remained in full force and effect. The repricing was recorded as a stock option modification whereby the incremental fair value of each option was determined using the Black-Scholes option-pricing model at the date of the modification, and $0.2 million was recognized related to vested options as incremental equity-based compensation expense during the year ended December 31, 2023. The Company is recognizing the remaining $0.2 million of incremental equity-based compensation expense on a straight-line basis over the remaining requisite service period of the stock options.

Restricted Common Stock

During the years ended December 31, 2023 and 2022, 10,803 and 50,851 shares of restricted common stock were granted, respectively.

The following table shows restricted common stock activity:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2022	55,005	$28.42
Granted	10,803	9.30
Vested	(14,643)	30.36
Forfeited	(15,119)	20.46
Unvested at December 31, 2023	36,046	$25.24

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The total fair value of shares that vested during the years ended December 31, 2023 and 2022 was $0.4 million and $0.2 million, respectively.

As of December 31, 2023, there was approximately $0.6 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 2.0 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation expense recognized over the six-month offering periods. The compensation expense for the years ended December 31, 2023 and December 31, 2022 was less than $0.1 million in both years.

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $2.8 million and $3.6 million, during the years ended December 31, 2023 and 2022, respectively. Equity compensation during the years ended December 31, 2023 and 2022 is derived from stock options, restricted stock awards, and the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Research and development	$1,024	$1,565
General and administrative	1,782	2,074
	$2,806	$3,639

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Stock options	$2,354	$3,168
Restricted stock awards	362	396
ESPP	90	75
	$2,806	$3,639

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

Pursuant to the Roche Collaboration and Option Agreement, Roche agreed to pay the Company, an upfront, nonrefundable technology access fee of $1.0 million, which the Company received in July 2021. In addition, the Company was eligible to receive up to $5.0 million in milestone payments upon the achievement of certain success criteria. Following the research period, Roche holds an exclusive option right (the Option) to negotiate a definitive Collaboration and License Agreement (CLA) for further development and commercialization of the Product Candidate.

Pursuant to the Roche Collaboration and Option Agreement, during the term of such agreement, each party has granted to the other party a non-exclusive, non-transferrable, non-sublicensable, royalty-free right and license to certain intellectual property and know-how controlled by such party, solely as necessary for the party to perform its obligations under the Roche Collaboration and

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The research and development was estimated to be performed by the Company for approximately two years according to three phases of research as defined in the research plan. The Company was eligible to receive milestone payments from Roche upon the achievement of success criteria for respective milestones.

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

In October 2023, the Company achieved its third pre-specified research milestone under the terms of the Roche Collaboration and Option Agreement and earned a third milestone payment of $2.5 million, which was paid by Roche in December 2023.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The Company recognized $3.4 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss. There was no deferred revenue from the collaboration as of December 31, 2023. The Roche Collaboration and Option Agreement concluded after the last milestone was achieved by the Company in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, in connection with the issuance to Ginkgo of an aggregate of 422,718 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 169,874 common stock (See Note 8), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. The current and non-current balances relating to the prepayment of foundry services is recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion, respectively, on the December 31, 2023 consolidated balance sheet. At December 31, 2023, the Company had remaining balances of $0.3 million and $4.9 million of current and non-current pre-paid research and development costs related to this transaction, respectively. Upon the expiration of such initial term and, if applicable, an additional period, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo.

(11)
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	2023	2022
Numerator:
Net loss	$(57,282)	$(66,147)
Denominator:
Weighted-average common shares outstanding - basic and diluted	6,502,279	4,781,696
Net loss per share - basic and diluted	$(8.81)	$(13.83)

The Company’s potentially dilutive shares, which include purchase warrants, outstanding stock options, unvested restricted common stock and potential shares issuable under the ESPP, are considered to be common share equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect.

	As of December 31,
	2023	2022
Purchase warrants	3,921,928	—
Unvested restricted common stock awards	36,046	55,005
Outstanding options to purchase common stock	612,761	482,166
Potential shares issuable under the ESPP	19,751	3,508

(12)
Income Taxes

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of reclaiming a benefit for those losses.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$87,396	$81,803
Tax credit carryforwards	10,401	9,118
Accrued expenses	84	127
Property and equipment	1,113	888
Lease liabilities	4,718	5,541
Equity compensation	3,270	2,516
Amortizable intangibles	1,100	1,165
Amortizable research expenditures (1)	20,202	12,000
Other	77	363
Gross deferred tax assets	128,361	113,521
Deferred tax liabilities:
Right of use assets	(3,306)	(3,922)
Gross deferred tax liabilities	(3,306)	(3,922)
Valuation allowance	(125,055)	(109,599)
Net deferred tax assets	$—	$—

(1) Under the Tax Cuts and Jobs Act (TCJA), research and experimental (R&D) expenditures are capitalized and amortized under section 174 for tax years beginning after December 31, 2021. These costs are amortized for tax purposes over 5 years since the R&D was performed in the U.S. The unamortized balance of these costs is presented as a deferred tax asset in the table above.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $125.1 million and $109.6 million was established at December 31, 2023 and 2022, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2023	2022
	Tax Rate	Tax Rate
U.S. federal statutory rate	21%	21%
State income taxes, net of federal benefit	6%	6%
Other permanent differences	(2)%	(1)%
Tax credits	2%	3%
Other items	0%	0%
Net change in valuation allowance	(27)%	(29)%
Effective income tax rate	—	—

A roll-forward of the valuation allowance for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	Years ended December 31,
	2023	2022
Balance at beginning of year	$(109,599)	$(90,477)
Increase in valuation allowance	(15,456)	(19,122)
Balance at end of year	$(125,055)	$(109,599)

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of December 31, 2023, the Company had federal net operating loss carryforwards that may be available to reduce future taxable income of $323.5 million. Of the $323.5 million of federal net operating loss carryforwards, $79.4 million will expire on various dates from 2034 to 2037. The remaining $244.1 million of federal net operating loss carryforwards do not expire. The Company also had state net operating loss carryforwards that may be available to reduce future taxable income of $308.0 million for the period ended December 31, 2023. The state net operating loss carryforwards begin to expire in 2029. In addition, as of December 31, 2023, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of $7.1 million and $4.2 million, respectively.

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

The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2023. The Company’s policy is to record interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statement of operations. There are no interest or penalties accrued at December 31, 2023 and 2022.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2020 to the present are open to examination under the statute. The Company’s net operating losses and other attributes generated in a closed tax year may still be adjusted to determine the amount of carryforward deduction available in an open year under examination.

(13) Share Repurchase

On November 25, 2022, the Company entered into a definitive share repurchase agreement with a stockholder, as part of a privately negotiated transaction, to repurchase 279,792 shares of common stock held by them for an aggregate purchase price of $2.5 million, or $9.00 per share. This repurchase was completed on November 28, 2022.

Repurchased shares are held as treasury stock at cost until they are retired or re-issued. There were no retirements or re-issuances of treasury stock during the year ended December 31, 2023.

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

During the year ended December 31, 2018, the Company entered into an agreement (the First SOW) with Azzur Group, LLC (Azzur) whereby Azzur agreed to provide the Company with access to, and the use of, an approximately 700 square foot cleanroom space to be constructed in Waltham, Massachusetts (the Azzur Suite), for a period of 44 months, from May 1, 2019 to December 31, 2022 (the Initial Term). In April 2021, Synlogic entered into a new agreement (the Second SOW) with Azzur which replaced the First SOW. Pursuant to the Second SOW, Synlogic was granted access to, and use of, the Azzur Suite for a period of 20 months, from May 2021 to December 2022 (the Second Term). On January 21, 2022, the Company entered into two agreements with Azzur. Pursuant to the first of the agreements (the Third SOW), the Company has agreed to pay Azzur $0.7 million to renovate and upgrade the cleanroom space at Azzur for the Company’s expanded use. The second of the agreements (the Fourth SOW) replaces the Second SOW that the Company entered into with Azzur in April 2021. The Fourth SOW extends the term of the lease, for the period beginning January 2022 through March 2023 (the Third Term). In November 2022, the Company entered into a new agreement (the Fifth SOW) with Azzur that extended the term of the lease, for the period beginning April 2023 through December 2023 (the Fourth Term). The Fifth SOW contains two options to extend the lease, the first option goes through June 2024, and the second option goes through December 2024. The Company determined that the agreement contained an embedded lease because the Company controls the use of the Azzur Suite. Accordingly, the fixed and in-substance fixed consideration under the agreement was used to measure the ROU asset and lease liability at the effective date. In December 2023, the Company signed an addendum to exercise the First and Second Option to extend the lease as part of the Fifth SOW discussed above. Part of the addendum agreed to new payment terms that supersede the terms per the Fifth SOW with Azzur. The ROU asset and lease liability are subsequently remeasured to reflect the impact of each subsequent modification.

Leases classified as operating leases are included in operating lease ROU assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheets. The operating lease right-of-use asset and operating lease liability represents the Binney Street lease and the Azzur Suite lease. Cash paid for amounts included in the present value of operating lease liabilities was $5.6 and $5.5 million during the years ended December 31, 2023 and 2022, respectively, which is included in operating cash flows.

The components of lease cost for operating leases for the years ended December 31, 2023 and 2022 were (in thousands):

	For the year ended December 31,
Operating leases	2023	2022
Operating lease cost	$4,869	$4,812
Variable lease cost	1,583	1,409
Total lease cost	$6,452	$6,221

The right-of-use asset for the operating lease is disclosed on the consolidated balance sheets.

The weighted average remaining lease term and the weighted average discount rate for operating leases were:

	For the year ended December 31,
	2023	2022
Weighted average discount rate	8.3%	8.3%
Weighted average remaining lease term (years)	4.2	5.1

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table reconciles the undiscounted cash flows for the operating leases at December 31, 2023 to the operating lease liabilities recorded on the balance sheet: December 31, 2023

Maturity of lease liabilities	Operating Leases
(in thousands)
2024	$5,977
2025	3,791
2026	3,905
2027	4,022
2028	2,667
Thereafter	—
Total lease payments	20,362
Less: imputed interest	3,091
Total lease liabilities	$17,271
Current lease liabilities	4,780
Long-term lease liabilities	12,491

The lease cost for finance leases during the years ended December 31, 2023 and 2022, and the finance lease liability at December 31, 2023, were not material.

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

(16)
Employee Benefits

The Company has a defined contribution 401(k) plan for eligible employees. Employees are eligible to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company started to match employee contributions effective January 1, 2019. The Company matched 50% of the employee contributions to the 401(k) plan up to a maximum of 4% of the participating employee’s eligible earnings, resulting in a maximum company match of 2% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. In 2021, the Company increased the match to 50% of the employee contributions up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. For the years ended December 31, 2023 and 2022, the Company made $0.3 million and $0.5 million contributions to the plan, respectively.

(17)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of December 31, 2023, Ginkgo owns 422,718 shares of the Company’s outstanding common stock. See Note 10, Collaboration Agreements: Ginkgo Collaboration.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. At December 31, 2023, the Company had remaining balances of $0.3 million and $4.9 million of current and non-current pre-paid research and development costs related to this transaction, respectively. For the year ended December 31, 2023, the Company used $3.1 million of the pre-paid research and development expenses.

(18)
Subsequent Events

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and significantly reduce its workforce and as a result have made the decision to evaluate strategic options for the Company with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. The Company expects to devote significant time and resources to

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

identifying and evaluating strategic alternatives, however, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

The Company is currently evaluating the impact that this subsequent event will have on the financial statements for the interim period ending March 31, 2024. However, it expects that material restructuring charges will be recorded in addition to material impairment charges, including (but not limited to) impairment charges relating to the balances of property and equipment, net, prepaid research and development costs and right of use assets – operating lease.