Form 10-Q
period 2024-03-31
SYNLOGIC, INC.
filed 2024-05-14
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, there were 11,707,011 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•
the extent to which our business is adversely impacted by the effects of the coronavirus outbreak (COVID-19) or by other health epidemics or pandemics; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors."

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,822	$23,960
Short-term marketable securities	7,489	23,786
Prepaid expenses and other current assets	2,429	2,161
Assets held for sale	206	—
Total current assets	34,946	49,907
Property and equipment, net	—	5,603
Right of use asset - operating lease	—	12,102
Restricted cash	1,097	1,097
Prepaid research and development, net of current portion	—	6,825
Other assets	14	16
Total assets	$36,057	$75,550
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$719	$1,457
Accrued expenses	3,116	3,000
Lease liability - operating lease	2,671	4,780
Finance lease obligations	1	4
Purchase warrant liability	4,433	11,163
Total current liabilities	10,940	20,404
Long-term liabilities:
Lease liability - operating lease, net of current portion	11,792	12,491
Total long-term liabilities	11,792	12,491
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 11,907,004 shares issued and 11,627,212 shares outstanding as of March 31, 2024 and 9,465,949 shares issued and 9,186,157 shares outstanding as of December 31, 2023	12	10
Additional paid-in capital	461,696	459,458
Accumulated other comprehensive income	—	6
Accumulated deficit	(445,865)	(414,301)
Treasury stock, at cost (279,792 shares at March 31, 2024 and at December 31, 2023)	(2,518)	(2,518)
Total stockholders' equity	13,325	42,655
Total liabilities and stockholders' equity	$36,057	$75,550

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended
	2024	2023
Revenue	$8	$174
Operating expenses:
Research and development	7,680	12,450
General and administrative	2,884	3,967
Restructuring and other charges	28,289	—
Total operating expenses	38,853	16,417
Loss from operations	(38,845)	(16,243)
Other income (expense):
Interest and investment income	553	628
Interest expense	—	(1)
Change in fair value of purchase warrant liability	6,730	—
Other expense	(2)	(6)
Other income (expense), net	7,281	621
Net loss	$(31,564)	$(15,622)

Net loss per share - basic and diluted	$(2.60)	$(3.39)
Weighted-average common stock outstanding - basic and diluted	12,131,461	4,604,682
Comprehensive loss:
Net loss	$(31,564)	$(15,622)
Net unrealized gain (loss) on marketable securities	(6)	131
Comprehensive loss	$(31,570)	$(15,491)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock		Additional	Accumulated other		Treasury Stock
	$0.001 par value		paid-in	comprehensive	Accumulated			Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
Balance at December 31, 2022	4,728,874	$5	$442,303	$(161)	$(357,019)	(279,792)	$(2,518.00)	$82,610
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	68,893	—	816	—	—	—	—	816
Issuance of restricted stock	10,803	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,322	—	59	—	—	—	—	59
Equity-based compensation expense	—	—	718	—	—	—	—	718
Unrealized gain (loss) on securities	—	—	—	131	—	—	—	131
Net loss	—	—	—	—	(15,622)	—	—	(15,622)
Balance at March 31, 2023	4,815,892	$5	$443,896	$(30)	$(372,641)	(279,792)	$(2,518)	$68,712

Balance at December 31, 2023	9,465,949	$10	$459,458	$6	$(414,301)	(279,792)	$(2,518)	$42,655
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	7,839	—	13	—	—	—	—	13
Exercise of options	2,494	—	4	—	—	—	—	4
Exercise of pre-funded warrants	2,251,000	2	—	—	—	—	—	2
Issuance of restricted stock	362,700	—	—	—	—	—	—	—
Cancellation of restricted stock	(182,978)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,221	—	—	—	—	2,221
Unrealized gain (loss) on securities	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	(31,564)	—	—	(31,564)
Balance at March 31, 2024	11,907,004	12	461,696	—	(445,865)	(279,792)	(2,518)	13,325

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(31,564)	(15,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	347	576
Gain on disposal of property and equipment	(103)	(11)
Impairment loss on fixed assets	5,393	—
Impairment loss on ROU assets	9,571	—
Gain on lease termination	(43)	—
Impairment of prepaid research and development	5,219	—
Equity-based compensation expense	2,221	718
Change in fair value of warrant liability	(6,730)	—
Accretion/amortization of investment securities	(231)	(327)
Reduction in carrying amount of operating lease right of use asset	948	809
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(568)	(2,838)
Prepaid research and development, net of current portion	1,906	(1,233)
Other assets	2	(15)
Accounts payable and accrued expenses	(622)	(2,378)
Deferred revenue	—	(190)
Operating lease liabilities	(1,182)	(994)
Net cash used in operating activities	(15,436)	(21,505)
Cash flows from investing activities:
Purchases of marketable securities	(1,477)	—
Proceeds from maturity of marketable securities	17,999	30,397
Purchases of property and equipment	(395)	(143)
Proceeds from the sale of property and equipment	155	16
Net cash provided by investing activities	16,282	30,270
Cash flows from financing activities:
Payments on finance lease obligations	(3)	(2)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	13	856
Proceeds from employee stock purchases and exercise of stock options	4	59
Proceeds from exercise of pre-funded warrants	2	—
Net cash provided by financing activities	16	913
Net increase in cash, cash equivalents and restricted cash	862	9,678
Cash, cash equivalents and restricted cash at beginning of period	25,057	16,958
Cash, cash equivalents and restricted cash at end of period	$25,919	$26,636
Supplemental disclosure of non-cash investing activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination	$1,626	$—
Supplemental disclosure of non-cash financing activities:
Issuance costs included in accounts payable and accrued expenses	$—	$40

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

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce by 90% that was substantially completed in the first quarter of 2024 (see Note 8).

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $445.9 million at March 31, 2024. At March 31, 2024, the Company had $32.3 million in unrestricted cash, cash equivalents and short-term marketable securities. The Company believes the conditions and events raising substantial doubt about its ability to continue as a going concern no longer exist following the execution of the corporate restructuring (see Note 8) that was substantially completed in the first quarter of 2024. Accordingly, its current cash and cash equivalents as of March 31, 2024 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. The Company expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on March 19, 2024 (the 2023 Annual Report), have had no material changes during the three months ended March 31, 2024.

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

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s 2023 and 2022 audited consolidated financial statements and notes included in the 2023 Annual Report. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period or future year or period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other accounting standard setting boards that the Company adopts as of the effective date. Unless otherwise discussed below, recently issued pronouncements that are or will be applicable to the Company did not have, or are not expected to have, a material impact on the Company’s present or future financial statements.

(3)
Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the 2023 Annual Report.

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

The Company accounts for issued warrants either as derivative liabilities or as equity instruments depending on the specific terms of the agreement. Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The purchase warrants issued in October 2023 are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations. We periodically evaluate changes in facts and circumstances that could impact the classification of warrants. None of the purchase warrants have been exercised since their issuance.

At March 31, 2024 and December 31, 2023, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$22,825	$22,825	$—	$—
Commercial paper (included in cash and cash equivalents)	1,997	—	1,997	—
Commercial paper	7,489	—	7,489	—
Total	$32,311	$22,825	$9,486	$—
Liabilities:
Purchase warrant liability	$4,433	$—	$—	$4,433
Total	$4,433	$—	$—	$4,433
	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$15,476	$15,476	$—	$—
Commercial paper (included in cash and cash equivalents)	8,484	—	8,484	—
Commercial paper	14,342	—	14,342	—
U.S. government agency securities and treasuries	9,444	6,956	2,488	—
Total	$47,746	$22,432	$25,314	$—
Liabilities:
Purchase warrant liability	$11,163	$—	$—	$11,163
Total	$11,163	$—	$—	$11,163

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2024 and December 31, 2023 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at March 31, 2024 and December 31, 2023 approximate fair value as they bear interest at a rate approximating a market interest rate.

The following tables summarize the estimated fair value of the assets presented within cash and cash equivalents measured at fair value and the gross unrealized holding gains and losses (in thousands):

March 31, 2024	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$22,825	$—	$—	$22,825
Commercial paper (included in cash and cash equivalents)	1,997	—	—	1,997
Total	$24,822	$—	$—	$24,822

December 31, 2023	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$15,476	$—	$—	$15,476
Commercial paper (included in cash and cash equivalents)	8,482	2	—	8,484
Total	$23,958	$2	$—	$23,960

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at March 31, 2024 and December 31, 2023 are included below:

	March 31, 2024	December 31, 2023
Expected Term	4.5 years	4.75 years
Weighted-average, risk free interest rate	4.3%	3.9%
Expected volatility	98.2%	94.0%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$1.79	$3.85

(4)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$7,489	$—	$—	$7,489
Total	$7,489	$—	$—	$7,489

December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$14,338	$4	$—	$14,342
U.S. government agency securities and treasuries	9,444	1	(1)	9,444
Total	$23,782	$5	$(1)	$23,786

The contractual maturity of all securities held at March 31, 2024 was two months or less. There was one investment in an unrealized loss position at March 31, 2024. The aggregate fair value of the security in an unrealized loss position at March 31, 2024 was $1.5 million. There were two investments in an unrealized loss position at December 31, 2023, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at December 31, 2023 was $5.4 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at March 31, 2024.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Assets Held for Sale

In February 2024, the Company committed to a plan to sell its remaining lab equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of March 31, 2024. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. Accordingly, during the three months ended March 31, 2024, the Company recorded an impairment charge, which was included in restructuring and other charges, of $0.8 million related to the lab equipment classified as assets held for sale.

(6)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid insurance	$432	$691
Prepaid research and development	1,384	788
Other prepaid expenses	502	536
Other current assets	111	146
Total prepaid expenses and other current assets	$2,429	$2,161

(7)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll related	$15	$2,556
Professional fees	392	290
Research and development	507	91
Restructuring costs	2,079	—
Other	123	63
Total accrued expenses	$3,116	$3,000

(8)
Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and as a result are currently evaluating strategic options for the Company with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. Due to this decision there has been an interim evaluation of impairment of long-lived and other assets which is described in detail below.

The Company also announced a corporate restructuring that included a reduction in its workforce by more than 90% that was substantially completed during the three months ended March 31, 2024. In connection with the corporate restructuring, the Company recorded a restructuring charge for severance and related costs of $5.6 million during the three months ended March 31, 2024. The Company also executed consulting agreements with a select number of former employees in which their equity continues to vest under the terms of the original award. The consulting services were determined to be non-substantive and as a result, the Company has accelerated the related stock compensation expense and recorded an additional $1.8 million to stock compensation included in restructuring charges for the three months ended March 31, 2024.

Restructuring and other charges also includes impairment of the right-of-use assets associated with the Company's existing leased spaces of $9.6 million and impairment of property and equipment of $5.3 million, primarily related to leasehold improvements in connection with the lease impairment.

Other charges relating to the restructuring include a $5.2 million charge to impairment for prepaid research and development in relation to the Ginkgo collaboration (see Note 11) and $0.8 million for various costs related to the restructuring including legal fees, banking fees and lab decommissioning fees.

As of March 31, 2024, approximately $2.1 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges.

(9)
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

The common stock and pre-funded warrants met the criteria for equity classification. The purchase warrants met the definition of a derivative instrument. Accordingly, upon issuance, the purchase warrants were recorded as a liability at fair value using the Black-Scholes option-pricing model in the amount of $7.1 million. Any subsequent changes in fair value of the purchase warrants is recognized in the consolidated statements of operations. The residual proceeds were allocated between the common stock and pre-funded warrants based on their relative fair values at the time of issuance. The amount allocated to the pre-funded warrants was recorded as a component of stockholders’ equity within additional paid-in capital.

At March 31, 2024, the fair value of the purchase warrants was $4.4 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $6.7 million was recorded in the three months ended March 31, 2024. Subsequent to their issuance and through March 31, 2024, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

At-the-Market (ATM) Offering Program

In July 2021, the Company entered into a sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the three months ended March 31, 2024, 7,839 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $0.01 million.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of March 31, 2024. (See Note 9, Collaboration Agreements: Ginkgo Collaboration).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Ginkgo pre-funded warrants, exercise of stock options, and the employee stock purchase plan:

March 31, 2024
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	3,921,928
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	334,081
Employee Stock Purchase Plan	-
Total	4,978,192

(10)
Equity-based Compensation

On January 1, 2024, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 459,392 shares and 91,878 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of March 31, 2024, there were an aggregate of 604,072 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 187,012 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended 31,
	2024	2023
Research and development	$115	$277
General and administrative	306	441
Restructuring charges: expense acceleration	1,800	—
	$2,221	$718

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Stock options	$1,480	$607
Restricted stock awards	763	91
ESPP	(22)	20
	$2,221	$718

During the three months ended March 31, 2024, the Company granted 44,701 stock options with a weighted average exercise price of $4.20 per share. As of March 31, 2024, there was $0.7 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 1.93 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the three months ended March 31, 2024, the Company granted 362,700 restricted stock awards with a weighted average grant date fair value per share of $4.44. As of March 31, 2024, there was approximately $0.5 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.8 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the 2023 Annual Report.

(11)
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

During the three months ended March 31, 2024 and 2023, the Company recognized $0.01 million and $0.2 million, respectively, as collaboration revenue associated with the Roche Collaboration and Option Agreement. The Roche Collaboration and Option Agreement concluded after the last milestone was achieved by the Company in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the 2023 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 9). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that was to be provided to the Company over an initial term of five years, which could be extended for an additional three (3) years, subject to the satisfaction of specified conditions. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and significantly reduce its workforce and have made the decision to evaluate strategic options for the Company. As a result of this decision, the Company would no longer be purchasing services from Ginkgo. At March 31, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration that were historically recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the consolidated balance sheet, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss.

(12)
Net Loss per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the sum of the weighted-average number of shares of common stock outstanding during the period and if dilutive, the weighted-average number of potential shares of common stock, including unvested restricted common stock and outstanding stock options. In June 2019, the Company sold 422,718 shares of common stock and pre-funded warrants to purchase an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering (see Note 8, Stockholder's Equity and Note 10, Collaborations: Ginkgo Collaboration, in the audited financial statements included in the 2023 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

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

	As of March 31,
	2024	2023
Purchase warrants	3,921,928	—
Unvested restricted common stock awards	213,204	65,616
Outstanding options to purchase common stock	504,390	740,474
Potential shares issuable under the ESPP	—	—

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto included in the 2023 Annual Report have had no material changes during the three months ended March 31, 2024.

(14)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of March 31, 2024, Ginkgo owned 422,718 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2023 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that would be provided to the Company over an initial term of five years. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial, significantly reduce its workforce and to evaluate strategic options for the Company. As a result of this decision, the Company would no longer be purchasing services from Ginkgo. At March 31, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration that were historically recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the consolidated balance sheet, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2024 (the "2023 Annual Report"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Please see “Risk Factors” beginning on page [24] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 is based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. We have completed the discontinuation with all of the Synpheny-3 clinical trial sites. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including but not limited to, a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

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
•
SYNB2081, a drug candidate for gout which was in IND-enabling studies; and
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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $31.6 million and $15.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $445.9 million, and we expect to incur losses for the foreseeable future as we develop our product candidates and explore strategic alternatives. Historically, our expenses and capital requirements have increased substantially in connection with our research and development activities, as we:

•
Completed preclinical studies, initiated and completed clinical trials for product candidates;
•
Contracted to manufacture product candidates;
•
Advanced research and development related activities to expand our product pipeline;
•
Sought regulatory approval for our product candidates;
•
Maintained, expanded and protected our intellectual property portfolio;
•
Hired additional staff, including clinical, scientific, commercial, and management personnel;
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

Financial Overview

Revenue

Revenue was previously generated through a collaboration and option agreement with Roche for the development and commercialization of product candidates. The Roche Collaboration and Option Agreement concluded after we achieved the last milestone under the Roche Collaboration and Option Agreement in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate. See Note 11, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

Restructuring and Other Charges

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. As a result, we started to undertake certain operational and organizational steps in connection with a strategic reorganization plan and related cost-saving measures. We initiated a plan to review strategic alternatives in which we substantially reduced our operations, which included implementing a reduction in workforce by more than 90%.

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

Our critical accounting policies are described in our 2023 Annual Report. During the three months ended March 31, 2024, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	For the Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$8	$174
Operating expenses:
Research and development	7,680	12,450
General and administrative	2,884	3,967
Restructuring and other charges	28,289	—
Total operating expenses	38,853	16,417
Loss from operations	(38,845)	(16,243)
Other income (expense):
Interest and investment income	553	628
Interest expense	—	(1)
Loss on purchase warrant liability	6,730	—
Other expense	(2)	(6)
Other income (expense), net	7,281	621
Net loss	$(31,564)	$(15,622)

Revenue

Revenue was $0.01 million for the three months ended March 31, 2024, as compared to $0.2 million for the corresponding period in 2023. Revenue for the three months ended March 31, 2024 was related to a material transfer and consulting agreement, under which work was completed in March 2024. Revenue for the three months ended March 31, 2023 was related to services performed under the Roche collaboration that we entered into in June 2021. The Roche Collaboration concluded after the last milestone was achieved by the Company in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

Operating Expenses

Research and Development Expense

Research and development expense was $7.7 million for the three months ended March 31, 2024 compared to $12.5 million in the corresponding period in 2023, an decrease of $4.8 million. The following table summarizes our research and development expense for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Labafenogene marselecobac (SYNB1934)	$3,518	$2,324
SYNB1618	—	737
SYNB8802	126	902
SYNB1353	—	173
SYNB1891	—	(139)
External pre-development candidate costs and unallocated costs	62	1,600
Total external costs	3,706	5,597
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	2,084	4,677
Facility and other	1,890	2,176
Total internal costs	3,974	6,853
Total research and development expense	$7,680	$12,450

The decrease in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $1.9 million, which primarily consisted of:
o
$1.6 million decrease in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study, SYNB8802 (achieved proof of concept in 2022), SYNB1353 (demonstrated proof of mechanism in 2022) and SYNB1891 (completed enrollment in November 2021);
o
$1.5 million decrease in other early development candidates and unallocated costs; and
o
$1.2 million increase in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024. We expect these costs to decrease in future periods due to the discontinuation of the clinical trial.

•
$2.9 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90% during the three months ended March 31, 2024.

General and Administrative Expense

General and administrative expense was $2.9 million for the three months ended March 31, 2024, compared to $4.0 million for the corresponding period in 2023. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce by 90% that was substantially completed in the first quarter of 2024. As a result of this decision, restructuring and other charges were $28.3 million for the three months ended March 31, 2024. The restructuring charges were primarily due to impairment charges related to our leases, property and equipment, and prepaid research and development, severance payments relating to the reduction in workforce, and accelerated stock compensation expense.

Other Income (Expense)

Other income was $7.3 million for the three months ended March 31, 2024, compared to $0.6 million for the corresponding period in 2023. The increase in other income of $6.7 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of March 31, 2024, we had an accumulated deficit of $445.9 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At March 31, 2024, we had $32.3 million in cash, cash equivalents and short-term marketable securities. Our cash and cash equivalents include amounts held in money market funds and commercial paper, stated at cost plus unrealized gain and loss, which approximates fair market value. During the three months ended March 31, 2024 our available-for-sale securities include amounts held in commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2024, our cash, cash equivalents and short-term marketable securities balance decreased by $15.4 million. This decrease was primarily due to the cash used to operate our business. In February 2024, we implemented a strategic reduction of our workforce by over 90%. In March 2024, we recorded restructuring charges and one-time impairment charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(15,436)	$(21,505)
Investing activities	16,282	30,270
Financing activities	16	913
Net increase in cash, cash equivalents and restricted cash	$862	$9,678

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $15.4 million for the three months ended March 31, 2024. The primary use of cash was our net loss of $31.6 million, changes in our assets and liabilities of $0.4 million, partially offset by $16.6 million of non-cash items primarily including the impairment of fixed assets and the right of use asset, change in fair value of purchase warrants, depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include increases in prepaid expenses and other current assets, and decreases in prepaid research and development expenses, the operating lease liability, and accounts payable and accrued expenses. Net cash, cash equivalents and restricted cash used in operating activities for each of the remaining three quarters of the fiscal year ending December 31, 2024 is expected to be lower than the amount reported for the three months ended March 31, 2024, primarily due to the discontinuation of the Synpheny-3 trial and the reduction in workforce.

Net cash, cash equivalents and restricted cash used in operating activities was $21.5 million for the three months ended March 31, 2023. The primary use of cash was our net loss of $15.6 million, changes in our assets and liabilities of $7.7 million, partially offset by $1.8 million of non-cash items primarily including depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include increases in prepaid research and development expenses, increases in prepaid expenses and other current assets, and decreases in the operating lease liability, accounts payable and accrued expenses, and deferred revenue.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $16.3 million and resulted primarily from the proceeds from maturity of marketable securities of $18.0 million and $0.2 million from sales of property and equipment. This was offset by the purchases of marketable securities of $1.5 million, and the purchases of property and equipment of $0.4 million.

Net cash provided by investing activities for the three months ended March 31, 2023 was $30.3 million and resulted primarily from the proceeds from maturity of marketable securities of $30.4 million. This was offset by the purchases of property and equipment of $0.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 totaled $0.02 million, primarily related to net proceeds from the sale of our common stock in the ATM offering program.

Net cash provided by financing activities for the three months ended March 31, 2023 totaled $0.9 million, primarily related to net proceeds from the sale of our common stock in the ATM offering program.

Funding Requirements

We currently expect our expenses to decrease in the near term due to our decision to discontinue our Synpheny-3 clinical trial and conduct workforce reductions while we explore strategic alternatives. Pending the outcome of our review of strategic alternatives, and should we decide to continue to advance the clinical development of our product candidates, we expect to incur additional costs in connection with such activities.

We have generated revenue from our prior collaboration with Roche and other collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. The Company believes that its current cash and cash equivalents as of March 31, 2024 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing.

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

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our 2023 Annual Report.

Related Party Transactions

For a description of transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Certain Relationships and Related Person Transactions” in Amendment No. 1 to our 2023 Annual Report on Form 10-K/A filed with the SEC on April 29, 2024.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date, we have invested significant efforts and financial resources in the research and development of SYNB1934, which was our lead product candidate in clinical trials. In February 2024, we voluntarily halted Synpheny-3 based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. Beginning in February 2024, we started to reduce operating expenses while we evaluate our strategic alternatives with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company. There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made what the terms thereof will be or that any transaction will be approved or consummated. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance shareholder value. There also can be no assurance that we will conduct further drug research or development activities in the future.

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

We are a biopharmaceutical company developing Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $31.6 million for the three months ended March 31, 2024 and $15.6 million for the three months ended March 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $445.9 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market.

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

In January 2023, labafenogene marselecobac received RPDD (Rare Pediatric Drug Designation) for phenylketonuria and in December 2022, SYNB1353 received RPDD for homocystinuria. With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for Fast Track designation. We were awarded Fast track designation for SYNB1618 (an earlier generation of SYNB1934:labafenogene marselecobac) in April 2018, for labofenogene marselecobac in July 2023, and for SYNB1353 in August 2022. Fast track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with fast track designation compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Moreover, increasing efforts by governmental and private payors in the United States and abroad to limit or reduce healthcare costs may result in restrictions on coverage and the level of reimbursement for new products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with products due to the increasing trend toward managed healthcare, including the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly on prescription drugs has increased and is expected to continue to increase in the future. As a result, profitability of our products, if any, may be more difficult to achieve even if they receive regulatory approval.

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

Based on the beneficial ownership of our common stock as of May 7, 2024, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own the majority of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of May 7, 2024, there were a total of 11,707,011 shares of our common stock outstanding. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and vesting provisions, as applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Synlogic, Inc., as filed with the Secretary of State of the State of Delaware on February 20, 2024.		Form 8-K	2/20/2024	001-37566

4.1	Rights Agreement, dated as of February 20, 2024, between Synlogic, Inc. and Equiniti Trust Company LLC, as rights agent.		Form 8-K	2/20/2024	001-37566

10.1†	Statement of Work dated May 3, 2024 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-Cleanroom Offboarding CR3	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: May 14, 2024

SYNLOGIC, INC.

By:	/s/ ANTOINE AWAD
Antoine Awad
Principal Executive Officer
(principal executive officer)

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Head of Finance
(principal financial officer and principal accounting officer)