Form 10-Q
period 2024-06-30
SYNLOGIC, INC.
filed 2024-08-08
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37566

SYNLOGIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-1824804 (I.R.S. Employer Identification No.)

PO Box 30 Winchester, MA (Address of principal executive offices)	01890 (Zip Code)
(617) 401-9975 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SYBX	The Nasdaq Capital Market
Preferred Stock Purchase Rights	N/A	The Nasdaq Capital Market

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

As of August 1, 2024, there were 11,696,109 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$19,966	$23,960
Short-term marketable securities	—	23,786
Prepaid expenses and other current assets	1,491	2,161
Assets held for sale	116	—
Total current assets	21,573	49,907
Property and equipment, net	—	5,603
Right of use asset - operating lease	—	12,102
Restricted cash	50	1,097
Prepaid research and development, net of current portion	—	6,825
Other assets	12	16
Total assets	$21,635	$75,550
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$126	$1,457
Accrued expenses	2,297	3,000
Lease liability - operating lease	—	4,780
Finance lease obligations	—	4
Purchase warrant liability	3,229	11,163
Total current liabilities	5,652	20,404
Long-term liabilities:
Lease liability - operating lease, net of current portion	—	12,491
Total long-term liabilities	—	12,491
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 11,978,781 shares issued and 11,698,989 shares outstanding as of June 30, 2024 and 9,465,949 shares issued and 9,186,157 shares outstanding as of December 31, 2023	12	10
Additional paid-in capital	462,342	459,458
Accumulated other comprehensive income	—	6
Accumulated deficit	(443,853)	(414,301)
Treasury stock, at cost (279,792 shares at June 30, 2024 and at December 31, 2023)	(2,518)	(2,518)
Total stockholders' equity	15,983	42,655
Total liabilities and stockholders' equity	$21,635	$75,550

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$—	$35	$8	$209
Operating expenses:
Research and development	2,197	11,765	9,877	24,215
General and administrative	1,179	3,924	4,063	7,891
Restructuring and other charges	(3,795)	—	24,494	—
Total operating expenses	(419)	15,689	38,434	32,106
Income (loss) from operations	419	(15,654)	(38,426)	(31,897)
Other income (expense):
Interest and investment income	394	617	947	1,245
Interest expense	—	—	—	(1)
Change in fair value of purchase warrant liability	1,204	—	7,934	—
Other expense	—	(2)	(2)	(8)
Total other income, net	1,598	615	8,879	1,236
Income (loss) before income taxes	2,017	(15,039)	(29,547)	(30,661)
Income tax expense	(5)	(9)	(5)	(9)
Net income (loss)	$2,012	$(15,048)	$(29,552)	$(30,670)
Net income (loss) per share - basic and diluted	$0.16	$(3.21)	$(2.43)	$(6.61)
Weighted-average common shares - basic	12,203,956	4,681,287	12,168,081	4,643,422
Weighted-average common shares - diluted	12,399,068	4,681,287	12,168,081	4,643,422

Comprehensive income (loss):
Net income (loss)	$2,012	$(15,048)	$(29,552)	$(30,670)
Net unrealized (loss) gain on marketable securities	—	32	(6)	163
Comprehensive income (loss)	$2,012	$(15,016)	$(29,558)	$(30,507)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	equity
	For the Three Months Ended June 30, 2024
Balance at March 31, 2024	11,907,004	$12	$461,696	$—	$(445,865)	(279,792)	$(2,518)	$13,325
Exercise of options	79,799	—	148	—	—	—	—	148
Cancellation of restricted stock	(8,022)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	498	—	—	—	—	498
Net income	—	—	—	—	2,012	—	—	2,012
Balance at June 30, 2024	11,978,781	$12	$462,342	$—	$(443,853)	(279,792)	$(2,518)	$15,983
	For the Three Months Ended June 30, 2023
Balance at March 31, 2023	4,815,892	$5	$443,896	$(30)	$(372,641)	(279,792)	$(2,518)	$68,712
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	47,073	—	433	—	—	—	—	433
Cancellation of restricted stock	(8,929)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	645	—	—	—	—	645
Unrealized gain (loss) on securities	—	—	—	32	—	—	—	32
Net loss	—	—	—	—	(15,048)	—	—	(15,048)
Balance at June 30, 2023	4,854,036	$5	$444,974	$2	$(387,689)	(279,792)	$(2,518)	$54,774
	For the Six Months Ended June 30, 2024
Balance at December 31, 2023	9,465,949	$10	$459,458	$6	$(414,301)	(279,792)	$(2,518)	$42,655
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	7,839	—	13	—	—	—	—	13
Exercise of options	82,293	—	152	—	—	—	—	152
Exercise of pre-funded warrants	2,251,000	2	—	—	—	—	—	2
Issuance of restricted stock	362,700	—	—	—	—	—	—	—
Cancellation of restricted stock	(191,000)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,719	—	—	—	—	2,719
Unrealized gain (loss) on securities	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	(29,552)	—	—	(29,552)
Balance at June 30, 2024	11,978,781	$12	$462,342	$—	$(443,853)	(279,792)	$(2,518)	$15,983
	For the Six Months Ended June 30, 2023
Balance at December 31, 2022	4,728,874	$5	$442,303	$(161)	$(357,019)	(279,792)	$(2,518)	$82,610
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	115,966	—	1,249	—	—	—	—	1,249
Issuance of restricted stock	10,803	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	7,322	—	59	—	—	—	—	59
Cancellation of restricted stock	(8,929)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	1,363	—	—	—	—	1,363
Unrealized gain (loss) on securities	—	—	—	163	—	—	—	163
Net loss	—	—	—	—	(30,670)	—	—	(30,670)
Balance at June 30, 2023	4,854,036	$5	$444,974	$2	$(387,689)	(279,792)	(2,518)	$54,774

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(29,552)	$(30,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	347	1,106
Gain on disposal of property and equipment	(1,147)	(11)
Impairment loss on fixed assets	5,011	—
Impairment loss on ROU assets	9,571	—
Gain on lease termination	(3,271)	—
Impairment of prepaid research and development	5,219	—
Equity-based compensation expense	2,719	1,363
Change in fair value of warrant liability	(7,934)	—
Accretion/amortization of investment securities	(242)	(468)
Reduction in carrying amount of operating lease right of use asset	948	1,634
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	431	(1,143)
Prepaid research and development, net of current portion	1,906	(254)
Accounts payable and accrued expenses	(2,034)	(2,450)
Deferred revenue	—	(225)
Operating lease liabilities	(12,417)	(2,004)
Other assets	4	(9)
Net cash used in operating activities	(30,441)	(33,131)
Cash flows from investing activities:
Purchases of marketable securities	(1,477)	—
Proceeds from maturity of marketable securities	25,499	62,399
Purchases of property and equipment	(14)	(186)
Proceeds from the sale of property and equipment	1,229	16
Net cash provided by investing activities	25,237	62,229
Cash flows from financing activities:
Payments on finance lease obligations	(4)	(6)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	13	1,249
Proceeds from employee stock purchases and exercise of stock options	152	59
Proceeds from exercise of pre-funded warrants	2	—
Net cash provided by financing activities	163	1,302
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,041)	30,400
Cash, cash equivalents and restricted cash at beginning of period	25,057	16,958
Cash, cash equivalents and restricted cash at end of period	$20,016	$47,358

Supplemental disclosure of non-cash investing activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination
Assets acquired under operating lease obligation	$1,626	$940
Property and equipment sales included in other current assets	$61	$—
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$5	$9
Cash paid for interest	$—	$1

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

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce by more than 90%, leaving a core team of individuals to lead the strategic review process. (see Note 8).

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $443.9 million at June 30, 2024. At June 30, 2024, the Company had $20.0 million in unrestricted cash and cash equivalents. The Company believes the conditions and events raising substantial doubt about its ability to continue as a going concern no longer exist following the execution of the corporate restructuring (see Note 8). Accordingly, its current cash and cash equivalents as of June 30, 2024 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. The Company continues to review strategic alternatives and expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on March 19, 2024 (the 2023 Annual Report), have had no material changes during the six months ended June 30, 2024.

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

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s 2023 and 2022 audited consolidated financial statements and notes included in the 2023 Annual Report. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period or future year or period.

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

At June 30, 2024 and December 31, 2023, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,966	$19,966	$—	$—
Total	$19,966	$19,966	$—	$—
Liabilities:
Purchase warrant liability	$3,229	$—	$—	$3,229
Total	$3,229	$—	$—	$3,229
	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$15,476	$15,476	$—	$—
Commercial paper (included in cash and cash equivalents)	8,484	—	8,484	—
Commercial paper	14,342	—	14,342	—
U.S. government agency securities and treasuries	9,444	6,956	2,488	—
Total	$47,746	$22,432	$25,314	$—
Liabilities:
Purchase warrant liability	$11,163	$—	$—	$11,163
Total	$11,163	$—	$—	$11,163

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2024 and December 31, 2023 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at June 30, 2024 and December 31, 2023 approximate fair value as they bear interest at a rate approximating a market interest rate.

The following tables summarize the estimated fair value of the assets presented within cash and cash equivalents measured at fair value and the gross unrealized holding gains and losses (in thousands):

June 30, 2024	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$19,966	$—	$—	$19,966
Total	$19,966	$—	$—	$19,966

December 31, 2023	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$15,476	$—	$—	$15,476
Commercial paper (included in cash and cash equivalents)	8,482	2	—	8,484
Total	$23,958	$2	$—	$23,960

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at June 30, 2024 and December 31, 2023 are included below:

	June 30, 2024	December 31, 2023
Expected Term	4.25 years	4.75 years
Weighted-average, risk free interest rate	4.4%	3.9%
Expected volatility	93.0%	94.0%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$1.50	$3.85

(4)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at June 30, 2024 and December 31, 2023 (in thousands):

December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$14,338	$4	$—	$14,342
U.S. treasuries	9,444	1	(1)	9,444
Total	$23,782	$5	$(1)	$23,786

There were no available-for-sale securities held at June 30, 2024. There were two investments in an unrealized loss position at December 31, 2023, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at December 31, 2023 was $5.4 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at June 30, 2024.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Assets Held for Sale

In February 2024, the Company committed to a plan to sell its remaining lab equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of June 30, 2024. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. During the second quarter of 2024, the Company engaged a third party to assist with an ongoing auction of its assets held for sale. Accordingly, during the six months ended June 30, 2024, the Company recorded a gain on disposal of $1.1 million, offset by an impairment charge of $0.8 million related to the lab equipment classified as assets held for sale, which was included in restructuring and other charges.

(6)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid insurance	$173	$691
Prepaid research and development	658	788
Other prepaid expenses	307	536
Other current assets	353	146
Total prepaid expenses and other current assets	$1,491	$2,161

(7)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll related	$14	$2,556
Professional fees	156	290
Research and development	585	91
Restructuring costs	1,490	—
Other	52	63
Total accrued expenses	$2,297	$3,000

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

The Company also announced a corporate restructuring that included a reduction in its workforce by more than 90%. In connection with the corporate restructuring, the Company recorded restructuring charges for severance and related costs of $0.3 million and $5.9 million during the three and six months ended June 30, 2024, respectively. The Company also executed consulting agreements with a select number of former employees in which their equity continues to vest under the terms of the original award. The consulting services were determined to be non-substantive and as a result, the Company has accelerated the related stock compensation expense and recorded an additional $0.3 million and $2.1 million to stock compensation included in restructuring charges for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2024, restructuring and other charges also include impairment of the right-of-use assets associated with the Company's existing leased spaces of $0.0 million and $9.6 million, respectively. Impairment losses of $0.0 million and $5.0 million, related to property and equipment primarily related to leasehold improvements in connection with the lease impairment were recorded for the three and six months ended June 30, 2024, respectively. These charges have been offset by gains on equipment sales of $1.0 million and $1.1 million for the three and six months ended June 30, 2024, respectively.

In connection with the corporate restructuring, on June 26, 2024 (the “Termination Date”), the Company entered into a Lease Termination Agreement (the “Termination Agreement”) for its corporate headquarters in Cambridge, Massachusetts, with the landlord which, effective immediately, terminated the lease. In exchange for the early termination of the lease pursuant to the Termination Agreement, the Company made a total termination payment of $10.6 million, of which $1.0 million was from a letter of credit associated with the lease and classified in the consolidated balance sheets as noncurrent restricted cash at December 31, 2023. During the three and six months ended June 30, 2024, the Company also recorded a gain on lease termination of $3.2 million, associated with its former headquarters.

Other charges relating to the restructuring include a $0.0 million and $5.2 million charge to impairment for prepaid research and development in relation to the Ginkgo collaboration (see Note 11) for the three and six months ended June 30, 2024, respectively. Additionally, there was a gain of $0.2 million recorded during the three months ended June 30, 2024 and charges of $1.0 million recorded during the six months ended June 30, 2024 related to the restructuring including legal fees, banking fees and lab decommissioning fees.

As of June 30, 2024, approximately $1.5 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses, in addition to professional services costs.

(9)
Stockholders’ Equity

Rights Plan

On February 20, 2024, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”), payable on March 1, 2024, for each share of common stock of the Company outstanding on March 1, 2024 to the stockholders of record on that date and for certain warrants to purchase Common Stock outstanding on March 1, 2024. In connection with the distribution of the Rights, the Company entered into a Rights Agreement, dated as of February 20, 2024, between the Company and Equiniti Trust Company LLC, as rights agent (the "Rights Agreement").

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”) at a price of $12.00 per one one-thousandth of a share of Series A Preferred Stock represented by a Right (the “Purchase Price”), subject to adjustment.

The Rights were determined to have no value upon issuance and no rights were exercisable as of June 30, 2024.

Reverse Stock Split

On September 27, 2023, the Company effected a reverse stock split of its common stock, pursuant to which every fifteen (15) shares of the issued and outstanding common stock was automatically converted into one (1) issued and outstanding share of common stock without any change in the par value of $0.001 per share. The reverse stock split was approved by the stockholders on September 21, 2023 at a special meeting of stockholders.

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

At June 30, 2024, the fair value of the purchase warrants was $3.2 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $1.2 million and $7.9 million was recorded in the three and six months ended June 30, 2024, respectively. Subsequent to their issuance and as of June 30, 2024, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

At-the-Market (ATM) Offering Program

In July 2021, the Company entered into a sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the six months ended June 30, 2024, 7,839 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $0.01 million.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of June 30, 2024. (See Note 11, Collaboration Agreements: Ginkgo Collaboration).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Ginkgo pre-funded warrants, exercise of stock options, and the employee stock purchase plan:

June 30, 2024
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	3,921,928
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	277,750
Employee Stock Purchase Plan	—
Total	4,921,861

(10)
Equity-based Compensation

On January 1, 2024, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 459,392 shares and 91,878 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of June 30, 2024, there were an aggregate of 704,055 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 187,012 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$117	$239	$232	$516
General and administrative	58	406	364	847
Restructuring charges: expense acceleration	323	—	2,123	—
	$498	$645	$2,719	$1,363

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$302	$540	$1,782	$1,147
Restricted stock awards	196	96	959	187
ESPP	—	9	(22)	29
	$498	$645	$2,719	$1,363

During the six months ended June 30, 2024, the Company granted 44,701 stock options with a weighted average exercise price of $4.20 per share. As of June 30, 2024, there was $0.3 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 1.75 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the six months ended June 30, 2024, the Company granted 362,700 restricted stock awards with a weighted average grant date fair value per share of $4.44. As of June 30, 2024, there was approximately $0.2 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.6 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the 2023 Annual Report.

(11)
Collaboration Agreements

Roche Collaboration

In June 2021, the Company entered into a Pilot Collaboration and Option Agreement with F. Hoffmann-La Roche Ltd (Roche Basel) and Hoffmann-La Roche Inc. ("Roche US", and together with Roche Basel, "Roche") (the “Roche Collaboration and Option Agreement”). Under the terms of the Roche Collaboration and Option Agreement, the Company and Roche will seek to collaborate to research and pre-clinically develop Synthetic Biotics for addressing an undisclosed novel target for the treatment of inflammatory bowel disease.

During the six months ended June 30, 2024 and 2023, the Company recognized $0.01 million and $0.2 million, respectively, as collaboration revenue associated with the Roche Collaboration and Option Agreement. The Roche Collaboration and Option Agreement concluded after the last milestone was achieved by the Company in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the 2023 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 9). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that was to be provided to the Company over an initial term of five years, which could be extended for an additional three (3) years, subject to the satisfaction of specified conditions. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and significantly reduce its workforce and have made the decision to evaluate strategic options for the Company. As a result of this decision, the Company would no longer be purchasing services from Ginkgo. During the six months ended June 30, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration that were historically recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the consolidated balance sheet, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss.

(12)
Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In computing diluted net income (loss) per share, the sum of the weighted-average number of shares of common stock outstanding during the period is used and only when their effect is dilutive, the weighted-average number of potential shares of common stock, are included. In June 2019, the Company sold 422,718 shares of common stock and pre-funded warrants to purchase an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering (see Note 8, Stockholder's Equity and Note 10, Collaborations: Ginkgo Collaboration, in the audited financial statements included in the 2023 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

Basic and diluted EPS for the three and six months ended June 30, 2024 and 2023 were calculated as follows (in million, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,012	$(15,048)	$(29,552)	$(30,670)
Denominator:
Basic weighted-average common shares outstanding	12,203,956	4,681,287	12,168,081	4,643,422
Effect of dilutive securities	195,112	—	—	—
Diluted weighted-average common shares outstanding	12,399,068	4,681,287	12,168,081	4,643,422

Basic and Diluted EPS	$0.16	$(3.21)	$(2.43)	$(6.61)
Anti-dilutive potential common shares excluded from the EPS computation above	4,334,357	735,169	4,531,613	735,169

The following potential common shares are excluded from the calculation of the diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Purchase warrants	3,921,928	—	3,921,928	—
Unvested restricted common stock awards	—	44,866	197,256	44,866
Outstanding options to purchase common stock	412,429	681,601	412,429	681,601
Potential shares issuable under the ESPP	—	8,702	—	8,702
	4,334,357	735,169	4,531,613	735,169

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto included in the 2023 Annual Report have had no material changes during the six months ended June 30, 2024, other than the Termination Agreement as explained in Note 8.

(14)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of June 30, 2024, Ginkgo owned 422,718 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2023 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that would be provided to the Company over an initial term of five years. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial, significantly reduce its workforce and to evaluate strategic options for the Company. As a result of this decision, the Company would no longer be purchasing services from Ginkgo. During the six months ended June 30, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration that were historically recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the consolidated balance sheet, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss.

(15) Income Taxes

The Company did not record an income tax benefit in its consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of June 30, 2024 and December 31, 2023, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of June 30, 2024 or December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2024, as amended on April 29,2024 (the "2023 Annual Report"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Please see “Risk Factors” beginning on page [26] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

In connection with the corporate restructuring, on June 26, 2024 (the “Termination Date”), we entered into a Lease Termination Agreement (the “Termination Agreement”) for our corporate headquarters in Cambridge, Massachusetts, with the landlord which, effective immediately, terminated the lease. In exchange for the early termination of the lease pursuant to the Termination Agreement, we made a total termination payment of $10.6 million, of which $1.0 million was from a letter of credit associated with the lease and classified in the consolidated balance sheets as noncurrent restricted cash at December 31, 2023.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. For the three months ended June 30, 2024, we recorded a gain of $3.8 million due to restructuring charges, which resulted in net income of $2.0 million (see Note 8 for additional information regarding the restructuring and other related costs). We incurred net losses of approximately $29.6 million for the six months ended 2024. We have incurred net losses of $15.0 million and $30.7 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $443.9 million, and we expect to incur losses for the foreseeable future as we develop our product candidates and explore strategic alternatives. Historically, our expenses and capital requirements have increased substantially in connection with our research and development activities, as we:

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

Restructuring and Other Charges

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. As a result, we started to undertake certain operational and organizational steps in connection with a strategic reorganization plan and related cost-saving measures. We initiated a plan to review strategic alternatives in which we substantially reduced our operations and reduced the workforce by more than 90%, leaving a core team of individuals to lead the strategic review process.

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

Our critical accounting policies are described in our 2023 Annual Report. During the six months ended June 30, 2024, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	For the Three Months Ended		Change
	June 30, 2024	June 30, 2023	$
	(in thousands)
Revenue	$—	$35	$(35)
Operating expenses:
Research and development	2,197	11,765	(9,568)
General and administrative	1,179	3,924	(2,745)
Restructuring and other charges	(3,795)	—	(3,795)
Total operating expenses	(419)	15,689	(16,108)
Loss from operations	419	(15,654)	16,073
Other income (expense):
Interest and investment income	394	617	(223)
Interest expense	—	—	—
Change in fair value of purchase warrant liability	1,204	—	1,204
Other expense	—	(2)	2
Total other income, net	1,598	615	983
Loss before income taxes	2,017	(15,039)	17,056
Income tax expense	(5)	(9)	4
Net income (loss)	$2,012	$(15,048)	$17,060

Revenue

There was no revenue for the three months ended June 30, 2024, as compared to $0.04 million for the corresponding period in 2023. Revenue for the three months ended June 30, 2023 was related to services performed under the Roche Collaboration that we entered into in June 2021. The Roche Collaboration concluded after we achieved the last milestone in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

Operating Expenses

Research and Development Expense

Research and development expense was $2.2 million for the three months ended June 30, 2024 compared to $11.8 million in the corresponding period in 2023, a decrease of $9.6 million. The following table summarizes our research and development expense for the three months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended
	June 30,		Change
	2024	2023	$
Labafenogene marselecobac (SYNB1934)	$1,512	$3,274	$(1,762)
SYNB1618	—	15	(15)
SYNB8802	(307)	106	(413)
SYNB1353	—	120	(120)
External pre-development candidate costs and unallocated costs	3	1,301	(1,298)
Total external costs	1,208	4,816	(3,608)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	511	4,783	(4,272)
Facility and other	478	2,166	(1,688)
Total internal costs	989	6,949	(5,960)
Total research and development expense	$2,197	$11,765	$(9,568)

The decrease in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $3.6 million, which primarily consisted of:
o
$1.8 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024. We expect these costs to continue to decrease in future periods due to the discontinuation of the clinical trial;
o
$0.5 million decrease in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study, SYNB8802 (achieved proof of concept in 2022), and SYNB1353 (demonstrated proof of mechanism in 2022);
o
$1.3 million decrease in other early development candidates and unallocated costs; and

•
A $6.0 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $1.2 million for the three months ended June 30, 2024, compared to $3.9 million for the corresponding period in 2023. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce by more than 90%, leaving a core team of individuals to lead the strategic review process. We recorded a gain on restructuring of $3.8 million for the three months ended June 30, 2024. During the second quarter of 2024, we paid $10.6 million to terminate the lease for its headquarters, of which $1.0 million was from a letter of credit associated with the lease and classified in the consolidated balance sheets as noncurrent restricted cash at December 31, 2023. This resulted in a gain on lease termination of $3.2 million. There were also sales of property and equipment, offset by severance expense relating to the reduction in workforce, and accelerated stock compensation expense which comprised an additional $0.6 million of net gains on restructuring.

Other Income (Expense)

Other income was $1.6 million for the three months ended June 30, 2024, compared to $0.6 million for the corresponding period in 2023. The increase in other income of $1.0 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the consolidated balance sheet.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	For the Six Months Ended		Change
	June 30, 2024	June 30, 2023	$
	(in thousands)
Revenue	$8	$209	$(201)
Operating expenses:
Research and development	9,877	24,215	(14,338)
General and administrative	4,063	7,891	(3,828)
Restructuring and other charges	24,494	—	24,494
Total operating expenses	38,434	32,106	6,328
Loss from operations	(38,426)	(31,897)	(6,529)
Other income (expense):
Interest and investment income	947	1,245	(298)
Interest expense	—	(1)	1
Change in fair value of purchase warrant liability	7,934	—	7,934
Other expense	(2)	(8)	6
Total other income, net	8,879	1,236	7,643
Loss before income taxes	(29,547)	(30,661)	1,114
Income tax expense	(5)	(9)	4
Net loss	$(29,552)	$(30,670)	$1,118

Revenue

Revenue was $0.01 million for the six months ended June 30, 2024, as compared to $0.2 million for the corresponding period in 2023. Revenue for the six months ended June 30, 2024 was related to a material transfer and consulting agreement, under which work was completed in March 2024. Revenue for the six months ended June 30, 2023 was related to services performed under the Roche Collaboration that we entered into in June 2021. The Roche Collaboration concluded after we achieved the last milestone in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

Operating Expenses

Research and Development Expense

Research and development expense was $9.9 million for the six months ended June 30, 2024 compared to $24.2 million in the corresponding period in 2023, a decrease of $14.3 million. The following table summarizes our research and development expense for the six months ended June 30, 2024 and 2023 (in thousands):

	For the Six Months Ended
	June 30,		Change
	2024	2023	$
Labafenogene marselecobac (SYNB1934)	$5,030	$5,598	$(568)
SYNB1618	—	752	(752)
SYNB8802	(181)	1,008	(1,189)
SYNB1353	—	293	(293)
SYNB1891	—	(139)	139
External pre-development candidate costs and unallocated costs	65	2,901	(2,836)
Total external costs	4,914	10,413	(5,499)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	2,595	9,460	(6,865)
Facility and other	2,368	4,342	(1,974)
Total internal costs	4,963	13,802	(8,839)
Total research and development expense	$9,877	$24,215	$(14,338)

The decrease in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $5.5 million, which primarily consisted of:
o
$2.7 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934), SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study, SYNB8802 (achieved proof of concept in 2022), SYNB1353 (demonstrated proof of mechanism in 2022) and SYNB1891 (completed enrollment in November 2021). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024. We expect these costs to continue to decrease in future periods due to the discontinuation of the clinical trial;
o
$2.8 million decrease in other early development candidates and unallocated costs; and

•
A $8.8 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $4.1 million for the six months ended June 30, 2024, compared to $7.9 million for the corresponding period in 2023. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce by more than 90%, leaving a core team of individuals to lead the strategic review process. As a result of this decision, restructuring and other charges were $24.5 million for the six months ended June 30, 2024. The restructuring charges were primarily due to impairment charges related to our leases, property and equipment, and prepaid research and development, severance expense relating to the reduction in workforce, and accelerated stock compensation expense. The restructuring charges were offset by gains resulting from the lease termination and the sale of property and equipment.

Other Income (Expense)

Other income was $8.8 million for the six months ended June 30, 2024, compared to $1.2 million for the corresponding period in 2023. The increase in other income of $7.6 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of June 30, 2024, we had an accumulated deficit of $443.9 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option Agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At June 30, 2024, we had $20.0 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. During the six months ended June 30, 2024 our available-for-sale securities include amounts held in commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2024, our cash, cash equivalents and short-term marketable securities balance decreased by $27.8 million. This decrease was primarily due to the cash used to operate our business. In February 2024, we implemented a strategic reduction of our workforce by over 90%. In the six months ended June 30, 2024, we recorded restructuring charges and impairment charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(30,441)	$(33,131)
Investing activities	25,237	62,229
Financing activities	163	1,302
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,041)	$30,400

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $30.4 million for the six months ended June 30, 2024. The primary use of cash was our net loss of $29.6 million, changes in our assets and liabilities of $12.1 million, partially offset by $11.2 million of non-cash items primarily including the impairment of fixed assets and the right of use asset, gain on lease termination, change in fair value of purchase warrants, impairment of prepaid research and development balances related to work with Ginkgo, equity-based compensation, and gain on disposal of property and equipment. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets, prepaid research and development expenses, the operating lease liability, and accounts payable and accrued expenses. Net cash, cash equivalents and restricted cash used in operating activities for each of the remaining two quarters of the fiscal year ending December 31, 2024 is expected to be lower than the amount reported for the six months ended June 30, 2024, primarily due to the discontinuation of the Synpheny-3 trial and the reduction in workforce.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $25.2 million and resulted primarily from the proceeds from maturity of marketable securities of $25.5 million and $1.2 million from sales of property and equipment. This was offset by the purchases of marketable securities of $1.5 million, and the purchases of property and equipment of $0.01 million.

Net cash provided by investing activities for the six months ended June 30, 2023 was $62.2 million and resulted primarily from the proceeds from maturity of marketable securities of $62.4 million. This was offset by the purchases of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 totaled $0.2 million, primarily related to proceeds from exercise of stock options and net proceeds from the sale of our common stock in the ATM offering program.

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

We have generated revenue from our prior collaboration with Roche and other collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our current cash and cash equivalents as of June 30, 2024 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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

Contractual Commitments and Obligations

Other than the Termination Agreement as explained in Note 8, there have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our 2023 Annual Report.

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

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; and (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

Risks Related to Our Financial Condition, Capital Requirements and Operating Results

We are a biopharmaceutical company with a history of losses, and we expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a biopharmaceutical company developing Synthetic Biotics and we have incurred significant operating losses since our inception. As of June 30, 2024, we had an accumulated deficit of approximately $443.9 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market.

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

Based on the beneficial ownership of our common stock as of August 1, 2024, our executive officers and directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own the majority of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our largest stockholders have significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

As of August 1, 2024, affiliates of Cable Car Capital LLC (“Cable Car”) and New Enterprise Associates 14, L.P. (“NEA 14”) owned approximately 28% and 25% of our outstanding common stock, respectively. Although we are not a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, affiliates of Cable Car and NEA 14 are able to significantly influence our decisions.

Additionally, Cable Car’s and NEA 14’s interests may not align with the interests of our other stockholders. Both Cable Car and NEA 14 may make investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of August 1, 2024, there were a total of 11,696,109 shares of our common stock outstanding. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and vesting provisions, as applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Synlogic, Inc., as filed with the Secretary of State of the State of Delaware on February 20, 2024.		Form 8-K	2/20/2024	001-37566

4.1	Rights Agreement, dated as of February 20, 2024, between Synlogic, Inc. and Equiniti Trust Company LLC, as rights agent.		Form 8-K	2/20/2024	001-37566

10.1†	Statement of Work dated May 3, 2024 pursuant to Master Contract Services Agreement between Synlogic, Inc. and Azzur Group (d/b/a Azzur of New England LLC), SOW P-Cleanroom Offboarding CR3		Form 10-Q	05/14/2024	001-37566

10.2†	Lease Termination Agreement by and between BMR-Rogers Street LLC and Synlogic, Inc.	X

10.3#	First Amendment to Separation Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of February 17, 2024	X

10.4#	First Amendment to Retention Bonus Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of March 7, 2024	X

10.5#	First Amendment to Separation Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of February 17, 2024	X

10.6#	First Amendment to Retention Bonus Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of March 7, 2024	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

# Management contract or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2024

SYNLOGIC, INC.

By:	/s/ ANTOINE AWAD
Antoine Awad
Principal Executive Officer
(Principal Executive Officer)

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Head of Finance
(Principal Financial Officer)