Form 10-Q
period 2024-09-30
SYNLOGIC, INC.
filed 2024-11-12
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
(617) 659-2802 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

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

As of November 5, 2024, there were 11,696,109 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$19,389	$23,960
Short-term marketable securities	—	23,786
Prepaid expenses and other current assets	1,230	2,161
Assets held for sale	86	—
Total current assets	20,705	49,907
Property and equipment, net	—	5,603
Right of use asset - operating lease	—	12,102
Restricted cash	50	1,097
Prepaid research and development, net of current portion	—	6,825
Other assets	—	16
Total assets	$20,755	$75,550
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$178	$1,457
Accrued expenses	1,756	3,000
Lease liability - operating lease	—	4,780
Finance lease obligations	—	4
Purchase warrant liability	5,713	21,047
Total current liabilities	7,647	30,288
Long-term liabilities:
Lease liability - operating lease, net of current portion	—	12,491
Total long-term liabilities	—	12,491
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 11,975,901 shares issued and 11,696,109 shares outstanding as of September 30, 2024 and 9,465,949 shares issued and 9,186,157 shares outstanding as of December 31, 2023	12	10
Additional paid-in capital	456,551	453,565
Accumulated other comprehensive income	—	6
Accumulated deficit	(440,937)	(418,292)
Treasury stock, at cost (279,792 shares at September 30, 2024 and at December 31, 2023)	(2,518)	(2,518)
Total stockholders' equity	13,108	32,771
Total liabilities and stockholders' equity	$20,755	$75,550

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$—	$393	$8	$602
Operating expenses:
Research and development	(713)	9,616	9,164	33,831
General and administrative	1,165	3,400	5,228	11,291
Restructuring and other charges	296	—	24,790	—
Total operating expenses	748	13,016	39,182	45,122
Loss from operations	(748)	(12,623)	(39,174)	(44,520)
Other income (expense):
Interest and investment income	254	549	1,201	1,794
Interest expense	—	—	—	(1)
Change in fair value of purchase warrant liability	376	—	15,334	—
Other income (expense)	1	(1)	(1)	(9)
Total other income, net	631	548	16,534	1,784
Loss before income taxes	(117)	(12,075)	(22,640)	(42,736)
Income tax expense	—	(3)	(5)	(12)
Net loss	$(117)	$(12,078)	$(22,645)	$(42,748)
Net loss per share - basic and diluted	$(0.01)	$(2.57)	$(1.86)	$(9.17)
Weighted-average common shares - basic and diluted	12,223,922	4,699,847	12,186,830	4,662,444

Comprehensive income (loss):
Net loss	$(117)	$(12,078)	$(22,645)	$(42,748)
Net unrealized gain (loss) on marketable securities	—	3	(6)	166
Comprehensive loss	$(117)	$(12,075)	$(22,651)	$(42,582)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
	For the Three Months Ended September 30, 2024
Balance at June 30, 2024	11,978,781	$12	$456,450	$—	$(440,820)	(279,792)	$(2,518)	$13,124
Cancellation of restricted stock	(2,880)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	101	—	—	—	—	101
Net loss	—	—	—	—	(117)	—	—	(117)
Balance at September 30, 2024	11,975,901	$12	$456,551	$—	$(440,937)	(279,792)	$(2,518)	$13,108
	For the Three Months Ended September 30, 2023
Balance at June 30, 2023	4,854,048	$5	$444,974	$2	$(387,689)	(279,792)	$(2,518)	$54,774
Issuance of common stock under employee stock purchase plan	27,156	—	65	—	—	—	—	65
Cancellation of restricted stock	(3,008)	—	—	—	—	—	—	—
Reverse Split: fractional share adjustment	(107)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	640	—	—	—	—	640
Unrealized gain (loss) on securities	—	—	—	3	—	—	—	3
Net loss	—	—	—	—	(12,078)	—	—	(12,078)
Balance at September 30, 2023	4,878,089	$5	$445,679	$5	$(399,767)	(279,792)	$(2,518)	$43,404
	For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	9,465,949	$10	$453,565	$6	$(418,292)	(279,792)	$(2,518)	$32,771
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	7,839	—	13	—	—	—	—	13
Exercise of options	82,293	—	152	—	—	—	—	152
Exercise of pre-funded warrants	2,251,000	2	—	—	—	—	—	2
Issuance of restricted stock	362,700	—	—	—	—	—	—	—
Cancellation of restricted stock	(193,880)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,821	—	—	—	—	2,821
Unrealized gain (loss) on securities	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	(22,645)	—	—	(22,645)
Balance at September 30, 2024	11,975,901	$12	$456,551	$—	$(440,937)	(279,792)	$(2,518)	$13,108
	For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	4,728,874	$5	$442,303	$(161)	$(357,019)	(279,792)	$(2,518)	$82,610
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	115,966	—	1,249	—	—	—	—	1,249
Issuance of restricted stock	10,814	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	34,489	—	124	—	—	—	—	124
Cancellation of restricted stock	(11,947)	—	—	—	—	—	—	—
Reverse Split: fractional share adjustment	(107)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,003	—	—	—	—	2,003
Unrealized gain (loss) on securities	—	—	—	166	—	—	—	166
Net loss	—	—	—	—	(42,748)	—	—	(42,748)
Balance at September 30, 2023	4,878,089	$5	$445,679	$5	$(399,767)	(279,792)	(2,518)	$43,404

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(22,645)	$(42,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	347	1,555
Gain on disposal of property and equipment	(1,158)	(11)
Impairment loss on fixed assets	5,011	—
Impairment loss on ROU assets	9,571	—
Gain on lease termination	(3,271)	—
Impairment of prepaid research and development	5,219	—
Equity-based compensation expense	2,821	2,003
Change in fair value of warrant liability	(15,334)	—
Accretion/amortization of investment securities	(242)	(512)
Reduction in carrying amount of operating lease right of use asset	948	2,469
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	661	(2,212)
Prepaid research and development, net of current portion	1,906	(286)
Accounts payable and accrued expenses	(2,523)	(2,688)
Deferred revenue	—	(618)
Operating lease liabilities	(12,417)	(3,030)
Other assets	16	(8)
Net cash used in operating activities	(31,090)	(46,086)
Cash flows from investing activities:
Purchases of marketable securities	(1,477)	(8,831)
Proceeds from maturity of marketable securities	25,499	62,398
Purchases of property and equipment	(14)	(186)
Proceeds from the sale of property and equipment	1,301	16
Net cash provided by investing activities	25,309	53,397
Cash flows from financing activities:
Payments on finance lease obligations	(4)	(9)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	13	1,249
Proceeds from employee stock purchases and exercise of stock options	152	124
Proceeds from exercise of pre-funded warrants	2	—
Net cash provided by financing activities	163	1,364
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,618)	8,675
Cash, cash equivalents and restricted cash at beginning of period	25,057	16,958
Cash, cash equivalents and restricted cash at end of period	$19,439	$25,633

Supplemental disclosure of non-cash investing activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination	$1,626	$—
Assets acquired under operating lease obligation	$—	$940
Property and equipment sales included in other current assets	$30	$—
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$5	$12
Cash paid for interest	$—	$1
Issuance costs included in accounts payable and accrued expenses	$—	$295

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

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce by more than 90%, leaving a core team of individuals to lead the strategic review process. (see Note 9).

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $440.9 million at September 30, 2024. At September 30, 2024, the Company had $19.4 million in unrestricted cash and cash equivalents. The Company believes the conditions and events raising substantial doubt about its ability to continue as a going concern no longer exist following the execution of the corporate restructuring (see Note 9). Accordingly, its current cash and cash equivalents as of September 30, 2024 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. The Company continues to review strategic alternatives and expects to continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on March 19, 2024 (the 2023 Annual Report), have had no material changes during the nine months ended September 30, 2024.

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

Basis of Presentation

The accompanying consolidated financial statements and the related disclosures as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s 2023 and 2022 audited consolidated financial statements and notes included in the 2023 Annual Report. The consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2024 and 2023. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period or future year or period.

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

(3)
Revision of Previously Issued Financial Statements

In connection with the preparation of the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q as of and for the nine months ended September 30, 2024, management identified errors in the previously filed consolidated financial statements as of and for the year ended December 31, 2023 and unaudited quarterly condensed consolidated financial statements as of and for the quarterly and year to date periods ending March 31, 2024 and June 30, 2024. These errors related to the calculation of the fair value of the liability attributable to purchase warrants issued in the Company's underwritten public offering in October 2023 due to the use of an incorrect number of warrants. Additionally, as a result of the error there was a related change in the allocation of capitalized transaction costs between additional paid-in capital and other expense.

The Company assessed the materiality of the error on the prior period's consolidated financial statements in accordance with ASC 250, Accounting Changes and Error Corrections ("ASC 250"). The errors identified are non-cash and do not impact total operating expenses, which the Company believes is a primary financial metric for the users of the financial statements. The errors also do not impact total assets or the Company's liquidity position. Based on this assessment and the consideration of both quantitative and qualitative factors, management determined that the error is not material to any prior period.

The Company has revised certain prior period amounts to correct the above described errors, as set forth in the tables below, and included such revision herein.

	December 31,
	2023
(in thousands):	As Reported	Adjustment	As Adjusted
Consolidated Balance Sheets
Current liabilities:
Purchase warrant liability	11,163	9,884	21,047
Total current liabilities	20,404	9,884	30,288
Stockholders' equity
Additional paid-in capital	459,458	(5,893)	453,565
Accumulated deficit	(414,301)	(3,991)	(418,292)
Total stockholders' equity	42,655	(9,884)	32,771

Consolidated Statements of Stockholders' Equity
Additional paid-in capital	459,458	(5,893)	453,565
Accumulated deficit	(414,301)	(3,991)	(418,292)
Total stockholders' equity	42,655	(9,884)	32,771

	Year Ended December 31, 2023
Consolidated Statements of Operations and Comprehensive Loss
Other income (expense):
Loss on purchase warrant liability	(4,058)	(3,594)	(7,652)
Other expense	(517)	(398)	(915)
Other income (expense), net	(2,107)	(3,992)	(6,099)
Loss before income taxes	(57,268)	(3,992)	(61,260)
Net loss	(57,282)	(3,992)	(61,274)
Net loss per share - basic and diluted	(8.81)	(0.61)	(9.42)

Consolidated Statements of Cash Flows
Net loss	(57,282)	(3,992)	(61,274)
Change in fair value of warrant liability	4,058	3,594	7,652
Transaction costs allocated to warrant liabilities	508	398	906

	March 31,
	2024
(in thousands):	As Reported	Adjustment	As Adjusted
Unaudited Consolidated Balance Sheets
Current liabilities:
Purchase warrant liability	4,433	3,926	8,359
Total current liabilities	10,940	3,926	14,866
Stockholders' equity
Additional paid-in capital	461,696	(5,893)	455,803
Accumulated deficit	(445,865)	1,967	(443,898)
Total stockholders' equity	13,325	(3,926)	9,399

Unaudited Consolidated Statements of Stockholders' Equity
Additional paid-in capital	461,696	(5,893)	455,803
Accumulated deficit	(445,865)	1,967	(443,898)
Total stockholders' equity	13,325	(3,926)	9,399

	Three Months Ended March 31, 2024
Unaudited Consolidated Statements of Operations and Comprehensive Loss
Other income (expense):
Change in fair value of purchase warrant liability	6,730	5,958	12,688
Other income (expense), net	7,281	5,958	13,239
Net loss	(31,564)	5,958	(25,606)
Net loss per share - basic and diluted	(2.60)	0.49	(2.11)

Unaudited Consolidated Statements of Cash Flows
Net loss	(31,564)	5,958	(25,606)
Change in fair of value warrant liability	(6,730)	(5,958)	(12,688)

	June 30,
	2024
(in thousands):	As Reported	Adjustment	As Adjusted
Unaudited Consolidated Balance Sheets
Current liabilities:
Purchase warrant liability	3,229	2,859	6,088
Total current liabilities	5,652	2,859	8,511
Stockholders' equity
Additional paid-in capital	462,342	(5,892)	456,450
Accumulated deficit	(443,853)	3,033	(440,820)
Total stockholders' equity	15,983	(2,859)	13,124

	For the Three Months Ended June 30,
	2024
Unaudited Consolidated Statements of Operations and Comprehensive Loss
Other income (expense):
Change in fair value of purchase warrant liability	1,204	1,066	2,270
Total other income, net	1,598	1,066	2,664
Income (loss) before income taxes	2,017	1,066	3,083
Net income (loss)	2,012	1,066	3,078
Net income (loss) per share - basic and diluted	0.16	0.09	0.25

Unaudited Consolidated Statements of Stockholders' Equity
Additional paid-in capital	462,342	(5,892)	456,450
Accumulated deficit	(443,853)	3,033	(440,820)
Total stockholders' equity	15,983	(2,859)	13,124

	For the Six Months Ended June 30,
	2024
Unaudited Consolidated Statements of Operations and Comprehensive Loss
Other income (expense):
Change in fair value of purchase warrant liability	7,934	7,024	14,958
Total other income, net	8,879	7,024	15,903
Income (loss) before income taxes	(29,547)	7,024	(22,522)
Net income (loss)	(29,552)	7,024	(22,528)
Net income (loss) per share - basic and diluted	(2.43)	0.58	(1.85)

Unaudited Consolidated Statements of Stockholders' Equity
Additional paid-in capital	462,342	(5,892)	456,450
Accumulated deficit	(443,853)	3,033	(440,820)
Total stockholders' equity	15,983	(2,859)	13,124

Unaudited Consolidated Statements of Cash Flows
Net loss	(29,552)	7,024	(22,528)
Change in fair value of warrant liability	(7,934)	(7,024)	(14,958)

The Company also revised any related disclosures in this Quarterly Report on Form 10-Q related to the errors.

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

At September 30, 2024 and December 31, 2023, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$19,389	$19,389	$—	$—
Total	$19,389	$19,389	$—	$—
Liabilities:
Purchase warrant liability	$5,713	$—	$—	$5,713
Total	$5,713	$—	$—	$5,713

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$15,476	$15,476	$—	$—
Commercial paper (included in cash and cash equivalents)	8,484	—	8,484	—
Commercial paper	14,342	—	14,342	—
U.S. government agency securities and treasuries	9,444	6,956	2,488	—
Total	$47,746	$22,432	$25,314	$—
Liabilities:
Purchase warrant liability	$21,047	$—	$—	$21,047
Total	$21,047	$—	$—	$21,047

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2024 and December 31, 2023 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at December 31, 2023 approximate fair value as they bear interest at a rate approximating a market interest rate.

The following tables summarize the estimated fair value of the assets presented within cash and cash equivalents measured at fair value and the gross unrealized holding gains and losses (in thousands):

September 30, 2024	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$19,389	$—	$—	$19,389
Total	$19,389	$—	$—	$19,389

December 31, 2023	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$15,476	$—	$—	$15,476
Commercial paper (included in cash and cash equivalents)	8,482	2	—	8,484
Total	$23,958	$2	$—	$23,960

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at September 30, 2024 and December 31, 2023 are included below:

	September 30, 2024	December 31, 2023
Expected Term	4.0 years	4.75 years
Weighted-average, risk free interest rate	3.6%	3.9%
Expected volatility	92.7%	94.0%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$1.49	$3.85

(5)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at September 30, 2024 and December 31, 2023 (in thousands):

December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$14,338	$4	$—	$14,342
U.S. treasuries	9,444	1	(1)	9,444
Total	$23,782	$5	$(1)	$23,786

There were no available-for-sale securities held at September 30, 2024. There were two investments in an unrealized loss position at December 31, 2023, none of which had been in an unrealized loss position for more than twelve months. The aggregate fair value of the securities in an unrealized loss position at December 31, 2023 was $5.4 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at September 30, 2024.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(6)
Assets Held for Sale

In February 2024, the Company committed to a plan to sell its remaining lab equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of September 30, 2024. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. Accordingly, during the nine months ended September 30, 2024, there were impairment charges of $0.8 million incurred related to the lab equipment classified as assets held for sale, which was included in restructuring and other charges. During the second quarter of 2024, the Company engaged a third party to assist with an ongoing auction of its assets held for sale. Accordingly, during the nine months ended September 30, 2024, the Company recorded a gain on disposal of $1.1 million related to auction sales.

(7)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid insurance	$719	$691
Prepaid research and development	292	788
Other prepaid expenses	63	536
Other current assets	156	146
Total prepaid expenses and other current assets	$1,230	$2,161

(8)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll related	$15	$2,556
Professional fees	75	290
Research and development	—	91
Restructuring costs	1,597	—
Other	69	63
Total accrued expenses	$1,756	$3,000

(9)
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

The Company also announced a corporate restructuring that included a reduction in its workforce by more than 90%. In connection with the corporate restructuring, the Company recorded restructuring charges for severance and related costs of $0.2 million and $6.1 million during the three and nine months ended September 30, 2024, respectively. The Company also executed consulting agreements with a select number of former employees in which their equity continues to vest under the terms of the original award. The consulting services were determined to be non-substantive and as a result, the Company has accelerated the related stock compensation expense and recorded an additional $2.1 million to stock compensation included in restructuring charges for the nine months ended September 30, 2024. There was no acceleration of stock compensation expense for the three months ended September 30, 2024.

During the nine months ended September 30, 2024, restructuring and other charges also include impairment of the right-of-use assets associated with the Company's existing leased spaces of $9.6 million. Impairment losses of $5.0 million, related to property and equipment primarily related to leasehold improvements in connection with the lease impairment were recorded for the nine months ended September 30, 2024. These charges have been offset by gains on equipment sales of $1.1 million for the nine months ended September 30, 2024. There were no impairment charges related to the lease or property and equipment during the three months ended September 30, 2024.

In connection with the corporate restructuring, on June 26, 2024 (the “Termination Date”), the Company entered into a Lease Termination Agreement (the “Termination Agreement”) for its corporate headquarters in Cambridge, Massachusetts, with the landlord which, effective immediately, terminated the lease. In exchange for the early termination of the lease pursuant to the Termination Agreement, the Company made a total termination payment of $10.6 million, of which $1.0 million was from a letter of credit associated with the lease and classified in the consolidated balance sheets as noncurrent restricted cash at December 31, 2023. The Company also recorded a gain on lease termination, associated with its former headquarters, of $3.2 million, for the nine months ended September 30, 2024. There were no impairment charges related to the lease during the three months ended September 30, 2024.

Other charges relating to the restructuring include a $5.2 million charge to impairment for prepaid research and development in relation to the Ginkgo collaboration (see Note 12) for the nine months ended September 30, 2024. There was no impairment for prepaid research and development during the three months ended September 30, 2024. Additionally, there were charges of $0.1 million and $1.1 million recorded during the three and nine months ended September 30, 2024, respectively related to the restructuring including legal fees, banking fees and lab decommissioning fees.

As of September 30, 2024, approximately $1.6 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses, in addition to professional services costs.

(10)
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

The Rights were determined to have no value upon issuance and no rights were exercisable as of September 30, 2024.

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

The common stock and pre-funded warrants met the criteria for equity classification. The purchase warrants met the definition of a derivative instrument. Accordingly, upon issuance, the purchase warrants were recorded as a liability at fair value using the Black-Scholes option-pricing model in the amount of $13.4 million. Any subsequent changes in fair value of the purchase warrants is recognized in the consolidated statements of operations. The residual proceeds were allocated between the common stock and pre-funded warrants based on their relative fair values at the time of issuance. The amount allocated to the pre-funded warrants was recorded as a component of stockholders’ equity within additional paid-in capital.

At September 30, 2024, the fair value of the purchase warrants was $5.7 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $0.4 million and $15.3 million was recorded in the three and nine months ended September 30, 2024, respectively. Subsequent to their issuance and as of September 30, 2024, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

At-the-Market (ATM) Offering Program

In July 2021, the Company entered into a sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the nine months ended September 30, 2024, 7,839 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $0.01 million.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of September 30, 2024. (See Note 12, Collaboration Agreements: Ginkgo Collaboration).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Ginkgo pre-funded warrants, exercise of stock options, and the employee stock purchase plan:

September 30, 2024
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	291,586
Employee Stock Purchase Plan	—
Total	8,408,132

(11)
Equity-based Compensation

On January 1, 2024, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 459,307 shares and 91,861 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of September 30, 2024, there were an aggregate of 713,934 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 186,995 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$—	$223	$232	$739
General and administrative	102	417	466	1,264
Restructuring charges: expense acceleration	—	—	2,123	—
	$102	$640	$2,821	$2,003

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$69	$509	$1,851	$1,656
Restricted stock awards	33	93	992	280
ESPP	—	38	(22)	67
	$102	$640	$2,821	$2,003

During the nine months ended September 30, 2024, the Company granted 44,701 stock options with a weighted average exercise price of $4.20 per share. As of September 30, 2024, there was $0.3 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 1.62 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the nine months ended September 30, 2024, the Company granted 362,700 restricted stock awards with a weighted average grant date fair value per share of $4.44. As of September 30, 2024, there was approximately $0.2 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.3 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the 2023 Annual Report.

(12)
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

During the nine months ended September 30, 2024 and 2023, the Company recognized $0.01 million and $0.6 million, respectively, as collaboration revenue associated with the Roche Collaboration and Option Agreement. The Roche Collaboration and Option Agreement concluded after the last milestone was achieved by the Company in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate

For a full description of the Roche Collaboration and Option Agreement, refer to Note 10, Collaboration Agreements in the 2023 Annual Report.

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products (See Note 9). Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that was to be provided to the Company over an initial term of five years, which could be extended for an additional three (3) years, subject to the satisfaction of specified conditions. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and significantly reduce its workforce and have made the decision to evaluate strategic options for the Company. As a result of this decision, the Company would no longer be purchasing services from Ginkgo. During the nine months ended September 30, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration that were historically recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the consolidated balance sheet, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss.

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

	As of September 30,
	2024	2023
Purchase warrants	7,394,363	—
Unvested restricted common stock awards	194,376	41,798
Outstanding options to purchase common stock	405,345	653,927
Potential shares issuable under the ESPP	—	—
	7,994,084	695,725

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

The Company’s commitments described in the Company’s consolidated financial statements as of and for the year ended December 31, 2023 and the notes thereto included in the 2023 Annual Report have had no material changes during the nine months ended September 30, 2024, other than the Termination Agreement as explained in Note 9.

(15)
Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of September 30, 2024, Ginkgo owned 422,718 shares of the Company’s outstanding common stock. See Note 10, Ginkgo Collaboration, in the audited financial statements included in the 2023 Annual Report.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that would be provided to the Company over an initial term of five years. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial, significantly reduce its workforce and to evaluate strategic options for the Company. As a result of this decision, the Company would no longer be purchasing services from Ginkgo. During the nine months ended September 30, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration that were historically recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the consolidated balance sheet, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss.

(16)
Income Taxes

The Company did not record an income tax benefit in its consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of September 30, 2024 and December 31, 2023, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company did not record any amounts for unrecognized tax benefits as of September 30, 2024 or December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2024, as amended on April 29,2024 (the "2023 Annual Report"). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Please see “Risk Factors” beginning on page 30 of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). The term “Private Synlogic” refers to Synlogic Operating Company, Inc. (formerly known as Synlogic, Inc.) prior to the consummation of the Merger. Unless otherwise indicated, references to the terms the "combined company”, “Synlogic”, the "Company”, “we”, “our” and “us” refer to Private Synlogic prior to the consummation of the Merger and Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein. The term "Mirna" refers to the Mirna Therapeutics, Inc. and its subsidiaries prior to the Merger.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $0.1 million and $22.6 million for the three and nine months ended September 30, 2024, respectively, and $12.1 million and $42.7 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $440.9 million, and we expect to incur losses for the foreseeable future as we develop our product candidates and explore strategic alternatives. Historically, our expenses and capital requirements have increased substantially in connection with our research and development activities, as we:

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

Financial Overview

Revenue

Revenue was previously generated through a collaboration and option agreement with Roche for the development and commercialization of product candidates. The Roche Collaboration and Option Agreement concluded after we achieved the last milestone under the Roche Collaboration and Option Agreement in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate. See Note 12, Collaboration Agreements: Roche Collaboration in the notes to the unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a full discussion of the arrangement.

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

Our critical accounting policies are described in our 2023 Annual Report. During the nine months ended September 30, 2024, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	For the Three Months Ended		Change
	September 30, 2024	September 30, 2023	$
	(in thousands)
Revenue	$—	$393	$(393)
Operating expenses:
Research and development	(713)	9,616	(10,329)
General and administrative	1,165	3,400	(2,235)
Restructuring and other charges	296	—	296
Total operating expenses	748	13,016	(12,268)
Loss from operations	(748)	(12,623)	11,875
Other income (expense):
Interest and investment income	254	549	(295)
Interest expense	—	—	—
Change in fair value of purchase warrant liability	376	—	376
Other expense	1	(1)	2
Total other income, net	631	548	83
Loss before income taxes	(117)	(12,075)	11,958
Income tax expense	—	(3)	3
Net loss	$(117)	$(12,078)	$11,961

Revenue

There was no revenue for the three months ended September 30, 2024, as compared to $0.4 million for the corresponding period in 2023. Revenue for the three months ended September 30, 2023 was related to services performed under the Roche Collaboration that we entered into in June 2021. The Roche Collaboration concluded after we achieved the last milestone in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

Operating Expenses

Research and Development Expense

There was a gain of $0.7 million related to research and development expense for the three months ended September 30, 2024 compared to research and development expenses of $9.6 million in the corresponding period in 2023, a decrease of $10.3 million. The following table summarizes our research and development expense for the three months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended
	September 30,		Change
	2024	2023	$
Labafenogene marselecobac (SYNB1934)	$(622)	$3,057	$(3,679)
SYNB1618	(420)	(112)	(308)
SYNB8802	177	(32)	209
SYNB1353	—	48	(48)
SYNB1891	—	4	(4)
External pre-development candidate costs and unallocated costs	13	1,010	(997)
Total external costs	(852)	3,975	(4,827)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	130	2,777	(2,647)
Facility and other	9	2,864	(2,855)
Total internal costs	139	5,641	(5,502)
Total research and development expense	$(713)	$9,616	$(10,329)

The decrease in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $4.8 million, which primarily consisted of:
o
$3.7 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024. During the three months ended September 30, 2024 our estimate of the amount of clinical and manufacturing expenses we had incurred was revised, following our decision to discontinue Synpheny-3, which resulted in a benefit of $0.6 million upon reversal of the accrual;
o
$0.3 million decrease in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study. We completed the final reconciliation of the study with the contract research organization (CRO) and received a refund during the three months ended September 30, 2024.
o
$0.2 million increase in clinical, manufacturing and professional costs associated with SYNB8802 (achieved proof of concept in 2022);
o
$1.0 million decrease in other early development candidates and unallocated costs; and

•
A $5.5 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $1.2 million for the three months ended September 30, 2024, compared to $3.4 million for the corresponding period in 2023. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce by more than 90%, leaving a core team of individuals to lead the strategic review process. We recorded restructuring and other charges of $0.3 million for the three months ended September 30, 2024. The restructuring charges were primarily due to severance payments related to the reduction in workforce, legal fees, and contract termination costs.

Other Income (Expense)

Other income was $0.6 million for the three months ended September 30, 2024, compared to $0.5 million for the corresponding period in 2023. The increase in other income of $0.1 million was primarily related to a decrease in interest and investment income offset by the change in fair value of the purchase warrants classified as liabilities on the consolidated balance sheet.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	For the Nine Months Ended		Change
	September 30, 2024	September 30, 2023	$
	(in thousands)
Revenue	$8	$602	$(594)
Operating expenses:
Research and development	9,164	33,831	(24,667)
General and administrative	5,228	11,291	(6,063)
Restructuring and other charges	24,790	—	24,790
Total operating expenses	39,182	45,122	(5,940)
Loss from operations	(39,174)	(44,520)	5,346
Other income (expense):
Interest and investment income	1,201	1,794	(593)
Interest expense	—	(1)	1
Change in fair value of purchase warrant liability	15,334	—	15,334
Other expense	(1)	(9)	8
Total other income, net	16,534	1,784	14,750
Loss before income taxes	(22,640)	(42,736)	20,096
Income tax expense	(5)	(12)	7
Net loss	$(22,645)	$(42,748)	$20,103

Revenue

Revenue was $0.01 million for the nine months ended September 30, 2024, as compared to $0.6 million for the corresponding period in 2023. Revenue for the nine months ended September 30, 2024 was related to a material transfer and consulting agreement, under which work was completed in March 2024. Revenue for the nine months ended September 30, 2023 was related to services performed under the Roche Collaboration that we entered into in June 2021. The Roche Collaboration concluded after we achieved the last milestone in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

Operating Expenses

Research and Development Expense

Research and development expense was $9.2 million for the nine months ended September 30, 2024 compared to $33.8 million in the corresponding period in 2023, a decrease of $24.6 million. The following table summarizes our research and development expense for the nine months ended September 30, 2024 and 2023 (in thousands):

	For the Nine Months Ended
	September 30,		Change
	2024	2023	$
Labafenogene marselecobac (SYNB1934)	$4,408	$8,654	$(4,246)
SYNB1618	(420)	640	(1,060)
SYNB8802	(4)	976	(980)
SYNB1353	—	341	(341)
SYNB1891	—	(135)	135
External pre-development candidate costs and unallocated costs	78	3,911	(3,833)
Total external costs	4,062	14,387	(10,325)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	2,725	10,569	(7,844)
Facility and other	2,377	8,875	(6,498)
Total internal costs	5,102	19,444	(14,342)
Total research and development expense	$9,164	$33,831	$(24,667)

The decrease in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $10.3 million, which primarily consisted of:
o
$5.5 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934), SYNB8802 (achieved proof of concept in 2022), SYNB1353 (demonstrated proof of mechanism in 2022) and SYNB1891 (completed enrollment in November 2021). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024. Due to this decision, our estimate of the amount of clinical and manufacturing expenses we had incurred was revised, which resulted in a benefit of $0.6 million upon reversal of the accrual;
o
$1.0 million decrease in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac). During the nine months ended September 30, 2024, we completed the final reconciliation of the SYNB1618 Phase 2 Synpheny-1 study with the contract research organization (CRO) which resulted in a benefit of $0.4 million.
o
$3.8 million decrease in other early development candidates and unallocated costs; and

•
A $14.3 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $5.2 million for the nine months ended September 30, 2024, compared to $11.3 million for the corresponding period in 2023. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce by more than 90%, leaving a core team of individuals to lead the strategic review process. As a result of this decision, restructuring and other charges were $24.8 million for the nine months ended September 30, 2024. The restructuring charges were primarily due to impairment charges related to our leases, property and equipment, and prepaid research and development, severance expense relating to the reduction in workforce, and accelerated stock compensation expense. The restructuring charges were offset by gains resulting from the lease termination and the sale of property and equipment.

Other Income (Expense)

Other income was $16.5 million for the nine months ended September 30, 2024, compared to $1.8 million for the corresponding period in 2023. The increase in other income of $14.7 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of September 30, 2024, we had an accumulated deficit of $440.9 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under collaboration agreements, including the technology collaboration with Ginkgo, the Roche Collaboration and Option Agreement, and prior collaborations, interest earned on investments, and cash received in the Merger. At September 30, 2024, we had $19.4 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. During the nine months ended September 30, 2024 our available-for-sale securities include amounts held in commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2024, our cash, cash equivalents and short-term marketable securities balance decreased by $28.3 million. This decrease was primarily due to the cash used to operate our business. In February 2024, we implemented a strategic reduction of our workforce by over 90%. In the nine months ended September 30, 2024, we recorded restructuring charges and impairment charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(31,090)	$(46,086)
Investing activities	25,309	53,397
Financing activities	163	1,364
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,618)	$8,675

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $31.1 million for the nine months ended September 30, 2024. The primary use of cash was our net loss of $22.6 million, changes in our assets and liabilities of $12.4 million, partially offset by $3.9 million of non-cash items primarily including the change in fair value of purchase warrants, impairment of fixed assets and the right of use asset, gain on lease termination, impairment of prepaid research and development balances related to work with Ginkgo, equity-based compensation, and gain on disposal of property and equipment. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets, prepaid research and development expenses, the operating lease liability, and accounts payable and accrued expenses. Net cash, cash equivalents and restricted cash used in operating activities for the last remaining quarter of the fiscal year ending December 31, 2024 is expected to be significantly lower than the amount reported for the nine months ended September 30, 2024, primarily due to the discontinuation of the Synpheny-3 trial and the reduction in workforce.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $25.3 million and resulted primarily from the proceeds from maturity of marketable securities of $25.5 million and $1.3 million from sales of property and equipment. This was offset by the purchases of marketable securities of $1.5 million, and the purchases of property and equipment of $0.01 million.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $53.4 million and resulted primarily from the proceeds from maturity of marketable securities of $62.4 million. This was offset by the purchases of marketable securities of $8.8 million and of property and equipment of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 totaled $0.2 million, primarily related to proceeds from exercise of stock options and net proceeds from the sale of our common stock in the ATM offering program.

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

We have generated revenue from our prior collaboration with Roche and other collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our current cash and cash equivalents as of September 30, 2024 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation it was determined due to the material weakness described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

While preparing our condensed consolidated financial statements, management identified a material weakness in internal control over financial reporting. Specifically, we did not design an effective internal information and communication process relating to significant and non-routine transactions to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. The failure, relating to significant and non-routine transactions, resulted in a misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in-capital, accumulated deficit and certain related financial disclosures. This material weakness resulted in the correction of our consolidated financial statements as of and for the year ended December 31, 2023, and for the quarterly periods ended March 31, 2024 and June 30, 2024.

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of September 30, 2024. We have not had sufficient time to test the effectiveness of the remediation actions taken to date. As a result, the material weakness continues to be present as of September 30, 2024.

Remediation Efforts related to the Material Weakness

Management, with oversight from the Audit Committee of the Board of Directors, is actively engaged in remediation efforts to address the material weakness identified in the management's evaluation of internal controls and procedures. The remediation efforts summarized below, which have been or are in the process of being implemented, are intended to address the identified material weakness, and include

(i)
strengthening our formal accounting policies, procedures and controls over accounting for significant and non-routine transactions with a focus on ensuring the analysis is complete and includes each of the material components of the transaction;
(ii)
specific oversight procedures, including the requirement of multiple finance staff to attend any and all meetings regarding significant and non-routine transactions; and
(iii)
specific review procedures, requiring review of all documents pertaining to significant and non-routine transactions by a secondary finance staff member.

Management believes that the implementation of the above steps will facilitate the remediation of the material weakness identified above. As Management continues to evaluate and work to improve its internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. While remediation efforts are active, management requires additional time to demonstrate the operating effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control

Other than the changes in connection with implementing a plan to remediate the material weakness described above, there have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
•
We have identified a material weakness in our internal control over financial reporting as of September 30, 2024, due to to an ineffective internal information and communication process related to significant and non-routine transactions, to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.
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

We are a biopharmaceutical company developing Synthetic Biotics and we have incurred significant operating losses since our inception. As of September 30, 2024, we had an accumulated deficit of approximately $440.9 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market.

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

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California enacted the California Consumer Privacy Act (the CCPA), which took effect on January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, in 2020, California voters passed the California Privacy Rights Act (the CPRA), which became effective as of January 1, 2023. The CPRA significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new regulatory entity, the California Privacy Protection Agency, which is authorized to issue substantive regulations under the CPRA and could result in increased privacy and information security enforcement. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the CPRA may increase our compliance costs and potential liability. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023 and 2024, comprehensive privacy laws in Virginia, Colorado, Connecticut, Utah, Montana, Oregon, and Texas all took effect. In addition, laws in other U.S. states are set to take effect beyond 2024, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting as of September 30, 2024, due to to an ineffective internal information and communication process related to significant and non-routine transactions to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to maintain or implement required new or improved controls, or difficulties encountered in implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

As disclosed in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting as of September 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management concluded that we did not have an effective internal information and communication process to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. The failure, relating to significant and non-routine transactions, resulted in a misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in-capital, accumulated deficit and certain related financial disclosures. This material weakness resulted in the correction of our consolidated financial statements as of and for the year ended December 31, 2023, and for the quarterly periods ended March 31, 2024 and June 30, 2024. For further discussion of the material weakness, see Part I, Item 4, “Controls and Procedures.”

We have taken and plan to continue to take actions to remediate this material weakness, including (i) strengthening our formal accounting policies, procedures and controls over accounting for significant and non-routine transactions with a focus on ensuring the analysis is complete and includes each of the material components of the transaction; (ii) specific oversight procedures, including the requirement of multiple finance staff to attend any and all meetings regarding significant and non-routine transactions; and (iii) specific review procedures, requiring review of all documents pertaining to significant and non-routine transactions by a secondary finance staff member. However, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal control over financial reporting will be effective in the future. Even if this material weakness is remediated in the future, we could identify additional material weaknesses or deficiencies in our internal control over financial reporting that could require correction or remediation.

In addition, our conclusion that we have a material weakness could give rise to increased scrutiny, review, audit and investigation over our accounting controls and procedures, which could then lead to additional areas of deficiency or errors in our financial statements.

We will need to continue to dedicate internal resources, engage outside consultants and maintain a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to remediate the material weakness relating to our internal information and communication process described above relating to significant and non-routine transactions, and any future control deficiencies or material weaknesses, and improve control processes as appropriate, validate through testing that controls are functioning as documented and maintain a continuous reporting and improvement process for internal control over financial reporting. If we are not able to correct material weaknesses or deficiencies in internal controls in a timely manner or otherwise comply with the requirements of Section 404 in a timely manner, our ability to record, process, summarize and report financial information accurately and within applicable time periods may be adversely affected, and we could be subject to sanctions or investigations by the SEC, the Nasdaq Stock Market or other regulatory authorities as well as stockholder litigation which, even if resolved in our favor, would require additional financial and management resources and could adversely affect the market price of our common stock. Any failure to maintain or implement required effective internal control over financial reporting, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and could also affect our ability to raise capital to fund future business initiatives.

Our principal stockholders own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of November 5, 2024, our directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own the majority of our common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Our largest stockholders have significant influence over us, including influence over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.

As of November 5, 2024, affiliates of Cable Car Capital LLC (“Cable Car”) and New Enterprise Associates 14, L.P. (“NEA 14”) owned approximately 28% and 25% of our outstanding common stock, respectively. Although we are not a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, affiliates of Cable Car and NEA 14 are able to significantly influence our decisions.

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

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of November 5, 2024, there were a total of 11,696,109 shares of our common stock outstanding. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and vesting provisions, as applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.7#	Amendment to Separation Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of February 17, 2024	X

10.8#	Amendment to Retention Bonus Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of March 7, 2024	X

10.9#	Amendment to Separation Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of February 17, 2024	X

10.10#	Amendment to Retention Bonus Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of March 7, 2024	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32.1*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

32.2*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: November 12, 2024

SYNLOGIC, INC.

By:	/s/ ANTOINE AWAD
Antoine Awad
Principal Executive Officer
(Principal Executive Officer)

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Head of Finance
(Principal Financial Officer)