Form 10-K
period 2024-12-31
SYNLOGIC, INC.
filed 2025-03-06
CIK 1527599

t

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37566

SYNLOGIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1824804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 30 Winchester, MA	01890
(Address of principal executive offices)	(Zip Code)

(617) 659-2802

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.001 per share	SYBX	The Nasdaq Capital Market
Preferred Stock Purchase Rights	N/A	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was $4.1 million, computed based on the closing price of $1.50 per share on June 28, 2024.

As of February 27, 2025 there were 11,696,109 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company that advanced novel therapeutics to transform the care of serious diseases. We focused on rare metabolic disorders, with our lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options.

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

Our early-stage pipeline included product candidates for enteric hyperoxaluria, gout, and cystinuria, and was fueled by a reproducible, proprietary approach that created GI-restricted, oral medicines with new enzymatic pathways designed to consume or produce specific biological targets. We design, develop and manufacture these drug candidates, which are produced by applying genetic engineering to well-characterized probiotics.

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

Since our founding, based upon technology from the Massachusetts Institute of Technology (MIT) in 2014, we progressed a pipeline of multiple drug candidates across different stages, including:

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

Our Pipeline: Synthetic Biotics in Clinical Development

Our product pipeline consisted of drug candidates targeting significant medical needs caused by an underlying metabolic disorder. These include labafenogene marselecobac, which was being evaluated in a pivotal, Phase 3 study in PKU, and drug candidates designed to treat HCU, enteric hyperoxaluria, and gout. Our preclinical work includes additional metabolic disease research, including cystinuria, target exploration, and focused research efforts in IBD.

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

3.
The Synthetic Biotic Approach is a Favorable Engine for Pharmacology

Features of our Synthetic Biotic product engine enable drug discovery and development with the potential of advancing clinical candidates more rapidly and efficiently than traditional approaches. Reasons for this include:

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

Collaboration Agreements

Ginkgo Bioworks, Inc.

In June 2019, we entered into an agreement with Ginkgo. The agreement provided an $80 million equity investment at a premium in Synlogic by Ginkgo and entry into a long-term strategic platform collaboration to expand and accelerate the development of Synlogic’s pipeline of Synthetic Biotics. As part of the agreement, Ginkgo purchased 422,718 shares of our common stock and accompanying Pre-Funded Warrants (the Pre-Funded Warrants) to purchase up to 169,874 shares of our common stock, at a combined price of $135.00 per share and Pre-Funded Warrant. Gross proceeds were approximately $80 million. Under the agreement, we made a prepayment to Ginkgo of $30 million for its foundry services that are being provided to us over an initial term of five years.

In February 2024, our board of directors approved the discontinuation of the Synpheny-3 trial, a significant reduction in the Company’s workforce and began evaluating strategic options for the Company. As a result of this decision, we will no longer be purchasing services from Ginkgo. During the year ended December 31, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss. Historically, the costs were recorded in current and non-current prepaid research and development, on the consolidated balance sheet. We have exclusive rights to any Synthetic Biotics that were developed as part of the collaboration and to intellectual property covering such products.

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

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies. As of February 27, 2025, we had over 112 Synlogic-owned patents and patent applications in U.S. and foreign jurisdictions, of which over 61 have been issued or allowed.

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

More recently, in August 2022, former President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

In addition to the IRA’s drug price negotiation provisions, former President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of February 2024, the CMS Innovation Center continues to test the proposed models and has started to roll out plans for access model testing of certain product types (e.g., cell and gene therapies) by states and manufacturers.

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

Clinical trial material for our Phase 1 study of SYNB1618 for PKU was manufactured by a contract manufacturing organization (CMO). These first clinical trials used a frozen liquid and solid formulation as the drug presentation. Since then, we made additional investment in our formulation development that optimizes our production of solid dose formulations for our clinical programs. The powder for oral suspension formulation capability allows us to produce a more user-friendly presentation for clinical development and future commercial use.

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

In connection with the corporate restructuring, we executed the option for early termination of the master services agreement with Azzur Group LLC (“Azzur”) via written notice to Azzur and as a result the lease was terminated effective April 8, 2024. In exchange for the early termination of the lease, we made a total termination payment of $0.3 million which is included in restructuring and other charges on the consolidated statements of operations and other comprehensive loss.

Competition

The biotechnology industry is extremely competitive in the race to develop new products. We face competition for our development programs from companies that use synthetic biology or cell therapy development platforms and from companies focused on more conventional therapeutic modalities such as small molecules and antibodies. The competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. Many of these competitors may have access to greater capital and resources than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in accessing technologies to enable our programs. We compete with any existing therapies and those therapies currently in development, as well as new therapies that may become available in the future. Our competitors include other companies developing potential therapeutics for the same indications that we are pursuing for our drug candidates, regardless of modality.

Human Capital

As of February 27, 2025, we had one full-time employee, primarily engaged in the assessment of strategic transactions, as directed by the Company's board of directors.

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of February 27, 2025:

Name	Position
Executive Officers
Mary Beth Dooley	Principal Executive Officer and Principal Financial Officer
Directors
Peter Barrett, Ph.D.	Chairman of the Board of Directors, Partner at Atlas Venture
James Flynn	Managing Member and Portfolio Manager of Nerium Capital LLC
Edward Mathers	General Partner at New Enterprise Associates
Richard P. Shea	Consulting CFO, Danforth Advisors

Corporate Information and History

We were originally incorporated in the State of Delaware in December 2007 under the name “Mirna Therapeutics, Inc.” We carry on our business directly and through our subsidiaries.

Our subsidiary, Synlogic Operating Company, Inc. was incorporated in Delaware as TMC Therapeutics, Inc. on March 14, 2014. On July 15, 2014, TMC Therapeutics, Inc. changed its name to Synlogic, Inc. ("Private Synlogic," when referred to prior to the Merger (as defined below)). On July 2, 2015, the common and preferred shareholders of Private Synlogic executed the Synlogic, LLC Contribution Agreement, pursuant to which such common and preferred shareholders contributed such shareholders’ equity interests in Private Synlogic in exchange for common and preferred units in a newly formed parent company named Synlogic, LLC (the "2015 Reorganization"). In addition, IBDCo was formed as a subsidiary of Synlogic, LLC, as part of the 2015 Reorganization, and we entered into a license, option and merger agreement with AbbVie for the development of treatments for IBD. On December 22, 2021, IBDCo was merged with and into Synlogic Operating Company, Inc. and IBDCo ceased to exist as a separate entity.

In May 2017, Private Synlogic completed a reorganization (the "2017 Reorganization") pursuant to which Synlogic, LLC merged with and into Private Synlogic, with Private Synlogic continuing as the surviving corporation. Pursuant to the 2017 Reorganization, the common units and preferred units of Synlogic, LLC, together consisting of Class A preferred units, contingently redeemable Class A preferred units and Class B preferred units, were exchanged for common stock and preferred stock of Private Synlogic, respectively. Additionally, Private Synlogic issued equity awards under the Synlogic 2017 Stock Incentive Plan (the "2017 Plan") to replace the canceled incentive units pursuant to the termination of the Synlogic, LLC 2015 Equity Incentive Plan (the "2015 LLC Plan").

On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) ("Mirna"), completed its business combination with Private Synlogic pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna, Meerkat Merger Sub, Inc. ("Merger Sub"), and Private Synlogic (the "Merger Agreement"), pursuant to which Merger Sub merged with and into Private Synlogic, with Private Synlogic surviving as a wholly owned subsidiary of Mirna (the "Merger"). On August 25, 2017, in connection with, and prior to the completion of the Merger, Mirna effected a reverse stock split of its common stock (the "Reverse Stock Split"), and on August 28, 2017, immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX).

Under the terms of the Merger Agreement, Mirna issued shares of its common stock to Private Synlogic’s stockholders, using an exchange ratio, after taking into account the Reverse Stock Split, for each share of Private Synlogic common stock and preferred stock outstanding immediately prior to the Merger (the "Exchange Ratio"). In addition, Mirna assumed all of the stock options outstanding under the 2017 Plan, with such stock options henceforth representing the right to purchase a number of shares of Mirna’s common stock equal to the Exchange Ratio multiplied by the number of shares of Private Synlogic common stock previously represented by such options. Mirna also assumed the 2017 Plan.

Our Internet address is www.synlogictx.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the U.S. Securities and Exchange Commission ("SEC").

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

In the following discussion of risk factors, references to “we,” “us,” “our” and similar terms refer to the combined business of Synlogic, Inc. after the Merger on August 28, 2017.

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
•
A pandemic, epidemic, or outbreak of an infectious disease, or geopolitical tensions, such as the armed conflict between Russia and Ukraine or the conflict in the Middle East, may materially and adversely affect our business and our financial results.
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
•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2024, due to an ineffective internal information and communication process related to significant and non-routine transactions, to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.
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

We are a biopharmaceutical company developing Synthetic Biotics and we have incurred significant operating losses since our inception. Our net loss was approximately $23.4 million and $61.3 million for the fiscal years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $441.7 million. To date, we have not generated any product revenue. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We have no products on the market.

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

•
Our ability to successfully identify, evaluate and effectuate a strategic alternative;
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

•
Announcements relating to our identification and evaluation of strategic alternatives;
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

A key element of our strategy was to create Synthetic Biotics that can be deployed against a broad range of human diseases in order to build a pipeline of product candidates. Although our research and development efforts to date have resulted in potential product candidates, we may not be able to continue to identify and develop additional product candidates. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development. For example, these potential product candidates may be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position. There is no assurance that we will be successful in our preclinical and clinical development, and the process of obtaining regulatory approvals will, in any event, require the expenditure of substantial time and financial resources.

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

For the purposes of this program, a “rare pediatric disease” is a (a) serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents; and (b) rare disease or conditions within the meaning of the Orphan Drug Act. The FDA may determine that a BLA for one or more of our product candidates does not meet the eligibility criteria for a priority review voucher upon approval. Moreover, due to the current statutory authority for the RPDD and voucher program, the FDA may not award the voucher to sponsors of marketing applications unless Congress reauthorizes the program. Even if legislation is enacted that extends the date by which approval of the rare pediatric disease-designated drug must obtain approval to receive a priority review voucher, we may not obtain approval by that date, and even if we do, we may not obtain a priority review voucher.

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

A pandemic, epidemic, or outbreak of an infectious disease, or geopolitical tensions, such as the armed conflict, between Russia and Ukraine or the conflict in the Middle East, may materially and adversely affect our business and our financial results.

In prior years, COVID-19 affected segments of the global economy and a pandemic or epidemic may materially affect our operations again, including potentially significant interruption of our clinical trial activities. In addition, there could be a continuing effect of such pandemics to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. Pandemics could also have a material adverse effect on our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to infectious diseases if an outbreak occurs in their geography.

Such pandemics or epidemics may also affect employees of third-party contract research organizations and contract manufacturing organizations located in affected geographies that we rely upon to carry out our clinical trials.

While the potential economic impact brought by and the duration of any such pandemic may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. Similarly, the current conflicts between Ukraine and Russia and in the Middle East have created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. In addition, we have previously announced our intention to open a clinical trial site in Israel and this could be impacted by the events in the Middle East. A recession or market correction resulting from the geopolitical tensions in Russia and Ukraine and in the Middle East, could materially affect our business and the price of our common stock.

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

The regulatory landscape related to clinical trials in the European Union (EU) recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR introduced a centralized process and only requires the submission of a single application to all member states concerned the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal or CTIS. Once the CTA is approved, clinical study development may proceed. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, which the CTR replaced, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials, including those that are ongoing, became subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our development plans.

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

If a product candidate is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for the condition, a product sponsor may apply for Fast Track designation. We were awarded Fast Track designation for SYNB1618 (an earlier generation of SYNB1934: labafenogene marselecobac) in April 2018, for labafenogene marselecobac in July 2023, and for SYNB1353 in August 2022. Fast Track designation does not ensure that we will receive marketing approval for the product candidate or that approval will be granted within any particular timeframe. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Most recently, in August 2022, former President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures.

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

In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California enacted the California Consumer Privacy Act (the CCPA), which took effect on January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, in 2020, California voters passed the California Privacy Rights Act (the CPRA), which became effective as of January 1, 2023. The CPRA significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new regulatory entity, the California Privacy Protection Agency, which is authorized to issue substantive regulations under the CPRA and could result in increased privacy and information security enforcement. Although the CCPA currently exempts certain health-related information, including clinical trial data, the CCPA and the CPRA may increase our compliance costs and potential liability. In addition to California, more U.S. states are enacting similar legislation, increasing compliance complexity and increasing risks of failures to comply. In 2023 and 2024, comprehensive privacy laws in Virginia, Colorado, Connecticut, Utah, Montana, Oregon, and Texas all took effect. In addition, laws in other U.S. states are set to take effect in 2025 and beyond, and additional U.S. states have proposals under consideration, all of which are likely to increase our regulatory compliance costs and risks, exposure to regulatory enforcement action and other liabilities.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting as of December 31, 2024, due to an ineffective internal information and communication process related to significant and non-routine transactions to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.

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

As disclosed in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management concluded that we did not have an effective internal information and communication process to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. The failure, relating to significant and non-routine transactions, resulted in a misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in-capital, accumulated deficit and certain related financial disclosures. This material weakness resulted in the correction of our consolidated financial statements as of and for the year ended December 31, 2023, and for the quarterly periods ended March 31, 2024 and June 30, 2024. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures.”

We have taken and plan to continue to take actions to remediate this material weakness, including (i) strengthening our formal accounting policies, procedures and controls over accounting for significant and non-routine transactions with a focus on ensuring the analysis is complete and includes each of the material components of the transaction; (ii) specific oversight procedures, including the requirement of the finance staff and consultants, to attend any and all meetings regarding significant and non-routine transactions; and (iii) specific review procedures, requiring review of all documents pertaining to significant and non-routine transactions by both finance staff and consultants. However, we cannot provide assurance that we will be able to correct this material weakness in a timely manner or that our remediation efforts will be adequate to allow us to conclude that our internal control over financial reporting will be effective in the future. Even if this material weakness is remediated in the future, we could identify additional material weaknesses or deficiencies in our internal control over financial reporting that could require correction or remediation.

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

Based on the beneficial ownership of our common stock as of February 27, 2025, our directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own the majority of our common stock. As of February 27, 2025, affiliates of Cable Car Capital LLC (“Cable Car”) and New Enterprise Associates 14, L.P. (“NEA 14”) owned approximately 28% and 25% of our outstanding common stock, respectively. Although we are not a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, affiliates of Cable Car and NEA 14 are able to significantly influence our decisions, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of February 27, 2025, there were a total of 11,696,109 shares of our common stock outstanding. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and vesting provisions, as applicable.

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

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program and work with a third party managed service provider to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We and our third-party partners employ a range of tools and services, including regular network and endpoint monitoring and protection, audits, vulnerability assessments, and penetration testing, to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance; Management” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by our Principal Executive Officer and Principal Financial Officer.

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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, under the heading “Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer cybersecurity incidents, which could result in a material disruption of our product development programs,” which disclosures are incorporated by reference herein. In the last three fiscal years, we have not experienced any cybersecurity incidents which have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

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

At least annually and on a periodic basis, our audit committee receives an update from management on our cybersecurity threat risk management and strategy processes and generally receives materials on our ability to mitigate current and emerging risks. Our processes require that our audit committee is designated to receive prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by the Company's Principal Executive Officer and Principal Financial Officer, along with the Company’s managed services provider, which monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, the Company's Principal Executive Officer and Principal Financial Officer reports to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, on an annual basis.

Item 2. Properties.

Until June 26, 2024, our corporate headquarters and operations were located in Cambridge, Massachusetts.

As described further under Note 8: Restructuring and Other Charges, in connection with the corporate restructuring, on June 26, 2024 (the “Termination Date”), the Company entered into a Lease Termination Agreement (the “Termination Agreement”) for its corporate headquarters at 301 Binney Street in Cambridge, Massachusetts, with the landlord which, effective immediately, terminated the lease.

The official address of our corporate headquarters and operations is P.O. Box 30, Winchester, Massachusetts 01890. We believe that our existing office space is adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on The Nasdaq Capital Market under the symbol “SYBX” since August 28, 2017, prior to which it was traded under the symbol “MIRN.”

Stockholders

As of February 27, 2025, there were approximately 67 stockholders of record of our common stock.

Dividends

We have never declared or paid any dividends to our stockholders since our inception, and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain any future earnings for the operation and expansion of our business.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock during the quarter ended December 31, 2024.

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

Overview

We are a biopharmaceutical company that advanced novel therapeutics to transform the care of serious diseases. We focused on rare metabolic disorders, with our lead program, labafenogene marselecobac ("SYNB1934"), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria ("PKU”), and SYNB1353, a potential treatment for homocystinuria (“HCU”). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options.

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 is based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (“DMC”) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. We have completed the discontinuation with all of the Synpheny-3 clinical trial sites. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including, but not limited to, a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

Our early-stage pipeline included product candidates for enteric hyperoxaluria, gout, and cystinuria, and was fueled by a reproducible, proprietary approach that creates GI-restricted, oral medicines with new enzymatic pathways designed to consume or produce specific biological targets. We design, develop and manufacture these drug candidates, which are produced by applying genetic engineering to well-characterized probiotics.

Our drug candidates are designed through precise engineering to target validated biological pathways in the pathophysiology of a given disease. By using a probiotic to deliver these new enzymatic pathways, the activity is restricted to the gastrointestinal (“GI”) tract, avoiding systemic exposure and associated risks that limit the success of other modalities. Our pipeline programs are all based on the same probiotic Escherichia coli Nissle 1917, which provides synergies across programs, as well as more than one hundred years of human dosing experience. Our drug candidates are engineered to be non-colonizing, and fully reversible via GI clearance. These potential biopharmaceuticals are all orally administered, conducive to straightforward shipping, distribution and storage. For manufacturing, our platform leverages processes with familiar foundations, including fermentation and lyophilization, facilitating process design and scale-up, combined with unique and proprietary innovations tailored to our unique products.

Since our founding, based upon technology from the Massachusetts Institute of Technology (“MIT”) in 2014, we progressed a pipeline of multiple drug candidates across different stages, including:

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
•
SYNB2081, a drug candidate for gout which was in IND-enabling studies; and
•
Preclinical research focused on novel, locally-acting, GI-restricted biotherapeutics for indications in inflammatory bowel disease (“IBD”).

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $23.4 million and $61.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of approximately $441.7 million and $418.3 million, respectively, and we expect to incur losses for the foreseeable future as we develop our product candidates and explore strategic alternatives. Historically, our expenses and capital requirements have increased substantially in connection with our research and development activities, as we:

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

Effects of Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented. However, inflationary costs could adversely affect our business, financial condition and results of operations. Increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect our borrowing rate and our ability to obtain, or the terms under which we can obtain, any potential additional funding.

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

The successful development of our product candidates is highly uncertain and subject to a number of risks. Refer to the risk factors under the heading Risks Related to the Development of Our Product Candidates in Part I, Item 1A, found elsewhere in this Annual Report on Form 10-K.

Research and development activities have historically accounted for a significant portion of our operating expenses. We expect our research and development expenses to continue to decrease in the near future as we have discontinued our Synpheny-3 clinical trial and are evaluating strategic options for the Company.

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

Restructuring and Other Charges

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. As a result, we started to undertake certain operational and organizational steps in connection with a strategic reorganization plan and related cost-saving measures. We initiated a plan to review strategic alternatives in which we substantially reduced our operations and reduced the workforce, leaving one remaining full-time employee, in addition to consultants, to, among other things, support the strategic review process and current business operations.

Other Income (Expense)

Interest and investment income consists of income earned on investments. Interest expense consists of expense related to our finance leases. Other income (expense) consists primarily of gains and losses on foreign currency invoices and gains and losses on remeasurement of the purchase warrant liability.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Years Ended December 31,
	2024	2023
Revenue	$8	$3,371
Operating expenses:
Research and development	9,154	43,971
General and administrative	6,631	14,561
Restructuring and other charges	25,173	—
Total operating expenses	40,958	58,532
Loss from operations	(40,950)	(55,161)
Other income (expense):
Interest and investment income	1,425	2,469
Interest expense	—	(1)
Change in fair value of purchase warrant liability	16,173	(7,652)
Other expense	(2)	(914)
Total other income (expense), net	17,596	(6,098)
Loss before income taxes	(23,354)	(61,259)
Income tax expense	(5)	(14)
Net loss	$(23,359)	$(61,273)
Net loss per share - basic and diluted	$(1.92)	$(9.42)
Weighted-average common shares - basic and diluted	12,196,209	6,502,279

Comprehensive income (loss):
Net loss	$(23,359)	$(61,273)
Net unrealized (loss) gain on marketable securities	(6)	167
Comprehensive loss	$(23,365)	$(61,106)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue

	Years Ended
	December 31,		Change
	2024	2023	$	%
	(in thousands)
Revenue	$8	$3,371	$(3,363)	(100)%

Revenue was $0.01 million for the year ended December 31, 2024 compared to $3.4 million for the year ended December 31, 2023. Revenue for the year ended December 31, 2024 was related to a material transfer and consulting agreement, under which work was completed in March 2024. Revenue for the year ended December 31, 2023 was primarily related to services performed under the Roche collaboration that we entered into in June 2021. The Roche Collaboration concluded after we achieved the last milestone in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

Operating Expenses

	Years Ended
	December 31,		Change
	2024	2023	$	%
	(in thousands)
Operating expenses:
Research and development	$9,154	$43,971	$(34,817)	(79)%
General and administrative	6,631	14,561	(7,930)	(54)%
Restructuring and other charges	25,173	—	25,173	100%
Total operating expenses	$40,958	$58,532	$(17,574)	(30)%

Research and Development Expense

Research and development expense was $9.2 million for the year ended December 31, 2024 compared to $44.0 million for the year ended December 31, 2023. The following table below summarizes our research and development expenses by categories of costs for the periods presented (in thousands):

	Years Ended December 31,		Change
	2024	2023	$
Labafenogene marselecobac (SYNB1934)	$4,395	$13,267	$(8,872)
SYNB1618	(418)	639	(1,057)
SYNB8802	(4)	976	(980)
SYNB1353	—	377	(377)
SYNB1891	(16)	(135)	119
External pre-development candidate costs and unallocated costs	102	4,225	(4,123)
Total external costs	4,059	19,349	(15,290)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	1,979	13,200	(11,221)
Facility and other	3,116	11,422	(8,306)
Total internal costs	5,095	24,622	(19,527)
Total research and development expense	$9,154	$43,971	$(34,817)

The decrease of $34.8 million in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $15.3 million, which primarily consisted of:
o
$10.1 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934), SYNB8802 (achieved proof of concept in 2022), SYNB1353 (demonstrated proof of mechanism in 2022) and SYNB1891 (completed enrollment in November 2021). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024.
o
$1.1 million decrease in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac). During the year ended December 31, 2024, we completed the final reconciliation of the SYNB1618 Phase 2 Synpheny-1 study with the contract research organization (CRO) which resulted in a benefit of $0.4 million.
o
$4.1 million decrease in other early development candidates and unallocated costs.
•
A $19.5 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $6.6 million for the year ended December 31, 2024 compared to $14.6 million for the year ended December 31, 2023. The decrease of $8.0 million was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee, in addition to consultants, to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $25.2 million for the year ended December 31, 2024. As part of the corporate restructuring, we recorded impairment charges related to our leases, property and equipment, and prepaid research and development. Additionally, we had other restructuring costs related to severance payments due to the reduction in workforce, accelerated stock compensation expense, legal fees, and contract termination costs.

Other Income (Expense)

Other income for the year ended December 31, 2024 was $17.6 million compared to other expense of $6.1 million for the corresponding period in 2023. The increase in other income (expense) of $23.7 million was due to an increase in other income primarily relating to the change in fair value of the purchase warrants classified as liabilities on the consolidated balance sheet. This increase of income was offset by a decrease to income earned on our cash and cash equivalents balances.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and as of December 31, 2024, we had an accumulated deficit of $441.7 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under prior collaboration agreements, including our technology collaboration with Ginkgo and our collaboration with Roche, interest earned on investments, and cash received in the Merger. At December 31, 2024, we had $18.9 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. During the year ended December 31, 2024 our available-for-sale securities include amounts held in commercial paper. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2024, our cash, cash equivalents and marketable securities balance decreased by $28.8 million. This decrease was primarily due to the cash used to operate our business. In February 2024, we implemented a strategic reduction of our workforce, leaving one remaining full-time employee, in addition to consultants, to, among other things, support the strategic review process and current business operations. In the year ended December 31, 2024, we recorded restructuring and impairment charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(31,658)	$(51,614)
Investing activities	25,339	38,769
Financing activities	172	20,944
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,147)	$8,099

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $31.7 million for the year ended December 31, 2024. The primary use of cash was our net loss of $23.4 million, changes in our assets and liabilities of $11.7 million, partially offset by $3.4 million of non-cash items primarily including the change in fair value of purchase warrants, impairment of fixed assets and the right of use asset, gain on lease termination, impairment of prepaid research and development balances related to work with Ginkgo, equity-based compensation, and gain on disposal of property and equipment. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets, prepaid research and development expenses, the operating lease liability, and accounts payable and accrued expenses.

Net cash, cash equivalents and restricted cash used in operating activities was $51.6 million for the year ended December 31, 2023. The primary use of cash was our net loss of $61.3 million and changes in our assets and liabilities of $6.2 million, partially offset by $15.8 million of non-cash items primarily including the change in fair value of purchase warrants, depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include decreases in the operating lease liability, increases in prepaid expenses and other current assets, decreases in prepaid research and development expenses, decreases in accounts payable and accrued expenses, and decreased deferred revenue.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $25.3 million and resulted primarily from the proceeds from maturity of marketable securities of $25.5 million and $1.3 million from sales of property and equipment. This was offset by the purchases of marketable securities of $1.5 million and the purchases of property and equipment of $0.01 million.

Net cash provided by investing activities for the year ended December 31, 2023 was $38.8 million and resulted primarily from the proceeds from maturity of marketable securities of $66.9 million. This was offset by the purchases of marketable securities of $27.9 million and property and equipment of $0.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 totaled $0.2 million, primarily related to proceeds from exercise of stock options and net proceeds from the sale of our common stock in the ATM offering program.

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

We have generated revenue from our prior collaboration with Roche and other collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our current cash and cash equivalents as of December 31, 2024 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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
•
the extent to which our business is adversely impacted by the effects of the coronavirus outbreak or by other health epidemics or pandemics; and
•
other risks and uncertainties, including those listed under Part I, Item 1A “Risk Factors.”

Contractual Commitments and Obligations

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-29 respectively, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Definition and limitations of disclosure controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

However, our Principal Executive Officer and Principal Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as a result of the material weakness that existed as of December 31, 2024, our internal control over financial reporting was not effective as of December 31, 2024.

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

As described below, management has begun designing the plan and executing the remediation actions to address the material weakness and further actions are ongoing as of December 31, 2024. We have not had sufficient time to test the effectiveness of the remediation actions taken to date. As a result, the material weakness continues to be present as of December 31, 2024.

Remediation Efforts related to the Material Weakness

Management, with oversight from the Audit Committee of the Board of Directors, is actively engaged in remediation efforts to address the material weakness identified in the management's evaluation of internal controls and procedures. The remediation efforts summarized below, which have been or are in the process of being implemented, are intended to address the identified material weakness, and include:

•
strengthening our formal accounting policies, procedures and controls over accounting for significant and non-routine transactions with a focus on ensuring the analysis is complete and includes each of the material components of the transaction;
•
specific oversight procedures, including the requirement of finance staff and consultants to attend any and all meetings regarding significant and non-routine transactions; and
•
specific review procedures, requiring review of all documents pertaining to significant and non-routine transactions by both finance staff and consultants.

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

Changes in Internal Control

Other than the changes in connection with implementing a plan to remediate the material weakness described above, there were no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

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

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated June 15, 2023		8-K (Exhibit 3.1)	6/15/2023	001-37566

3.5	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated September 27, 2023		8-K (Exhibit 3.1)	9/28/2023	001-37566

3.6	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock of Synlogic, Inc., as filed with the Secretary of State of the State of Delaware on February 20, 2024.		8-K (Exhibit 3.1)	2/20/2024	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566

4.3	Form of Pre-Funded Warrant		8-K (Exhibit 4.1)	9/29/2023	001-37566

4.4	Form of Purchase Warrant		8-K (Exhibit 4.2)	9/29/2023	001-37566

4.5	Description of Securities		10-K (Exhibit 4.3)	03/12/2020	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.6	Rights Agreement, dated as of February 20, 2024, between Synlogic, Inc. and Equiniti Trust Company LLC, as rights agent.		8-K (Exhibit 4.1)	2/20/2024	001-37566

10.1	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	001-37566

10.6	2023 Inducement Equity Incentive Award Plan		10-K (Exhibit 10.6)	03/19/2024	001-37566

10.7	Form of Stock Option Grant Notice and Stock Option Agreement under 2023 Inducement Equity Incentive Award Plan		10-K (Exhibit 10.7)	03/19/2024	001-37566

10.8	Non‑Employee Director Compensation Program.		8-K (Exhibit 10.1)	01/31/2020	001-37566

10.9	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

10.10#	Separation Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of December 17, 2024	X

10.11#	Consulting Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of December 17, 2024	X

10.12#	Amended Employment Letter Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of December 19, 2024	X

10.13#	Separation Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of February 17, 2024		10-K (Exhibit 10.16)	03/19/2024	001-37566

10.14†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	08/28/2017	001-37566

10.15	Sales Agreement, dated as of July 23, 2021 by and between the registrant and Jefferies LLC		10-Q (Exhibit 1.1)	11/10/2021	001-37566

10.16†	Foundry Terms of Service Agreement dated June 11, 2019 by and between Synlogic		10-Q (Exhibit 10.2)	08/08/2019	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
Operating Company Inc. and Ginkgo Bioworks, Inc.

10.17	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

10.18†	Lease Termination Agreement by and between BMR-Rogers Street LLC and Synlogic, Inc.		10-Q (Exhibit 10.2)	08/08/2024	001-37566

19.1	Synlogic's Insider Trading Policy	X

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

97.1	Synlogic's Incentive Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

^ The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

# Management contract or compensatory plans or arrangements.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synlogic, Inc.

Date: March 6, 2025	By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary Beth Dooley her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ MARY BETH DOOLEY	Principal Executive Officer and Principal Financial Officer
Mary Beth Dooley	(principal executive officer, principal financial officer and principal accounting officer)	March 6, 2025

/s/ PETER BARRETT
Peter Barrett	Chairman of the Board	March 6, 2025

/s/ JAMES FLYNN
James Flynn	Director	March 6, 2025

/s/ EDWARD MATHERS
Edward Mathers	Director	March 6, 2025

/s/ RICHARD P. SHEA
Richard P. Shea	Director	March 6, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts
March 6, 2025

SYNLOGIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,860	$23,960
Short-term marketable securities	—	23,786
Prepaid expenses and other current assets	830	2,161
Assets held for sale	86	—
Total current assets	19,776	49,907
Property and equipment, net	—	5,603
Right of use asset - operating lease	—	12,102
Restricted cash	50	1,097
Prepaid research and development, net of current portion	—	6,825
Other assets	—	16
Total assets	$19,826	$75,550
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$164	$1,457
Accrued expenses	2,037	3,000
Lease liability - operating lease	—	4,780
Finance lease obligations	—	4
Purchase warrant liability	4,874	21,047
Total current liabilities	7,075	30,288
Long-term liabilities:
Lease liability - operating lease, net of current portion	—	12,491
Total long-term liabilities	—	12,491
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 11,975,901 shares issued and 11,696,109 shares outstanding as of December 31, 2024 and 9,465,949 shares issued and 9,186,157 shares outstanding as of December 31, 2023	12	10
Additional paid-in capital	456,908	453,565
Accumulated other comprehensive income	—	6
Accumulated deficit	(441,651)	(418,292)
Treasury stock, at cost (279,792 shares at December 31, 2024 and at December 31, 2023)	(2,518)	(2,518)
Total stockholders' equity	12,751	32,771
Total liabilities and stockholders' equity	$19,826	$75,550

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Revenue	$8	$3,371
Operating expenses:
Research and development	9,154	43,971
General and administrative	6,631	14,561
Restructuring and other charges	25,173	—
Total operating expenses	40,958	58,532
Loss from operations	(40,950)	(55,161)
Other income (expense):
Interest and investment income	1,425	2,469
Interest expense	—	(1)
Change in fair value of purchase warrant liability	16,173	(7,652)
Other expense	(2)	(914)
Total other income (expense), net	17,596	(6,098)
Loss before income taxes	(23,354)	(61,259)
Income tax expense	(5)	(14)
Net loss	$(23,359)	$(61,273)
Net loss per share - basic and diluted	$(1.92)	$(9.42)
Weighted-average common shares - basic and diluted	12,196,209	6,502,279

Comprehensive income (loss):
Net loss	$(23,359)	$(61,273)
Net unrealized (loss) gain on marketable securities	(6)	167
Comprehensive loss	$(23,365)	$(61,106)

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
Balance at December 31, 2022	4,728,874	$5	$442,303	$(161)	$(357,019)	(279,792)	$(2,518)	$82,610
Proceeds from issuance of common stock and accompanying pre-funded warrants, net of issuance costs	3,921,928	4	7,083	—	—	—	—	7,087
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	115,966	—	1,249	—	—	—	—	1,249
Exercise of pre-funded warrants	669,126	1	—	—	—	—	—	1
Issuance of restricted stock	10,803	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	34,478	—	124	—	—	—	—	124
Cancellation of restricted stock	(15,119)	—	—	—	—	—	—	—
Reverse split: fractional share adjustment	(107)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,806	—	—	—	—	2,806
Unrealized gain on securities	—	—	—	167	—	—	—	167
Net loss	—	—	—	—	(61,273)	—	—	(61,273)
Balance at December 31, 2023	9,465,949	10	453,565	6	(418,292)	(279,792)	(2,518)	32,771
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	7,839	—	22	—	—	—	—	22
Exercise of options	82,293	—	152	—	—	—	—	152
Exercise of pre-funded warrants	2,251,000	2	—	—	—	—	—	2
Issuance of restricted stock	362,700	—	—	—	—	—	—	—
Cancellation of restricted stock	(193,880)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	3,169	—	—	—	—	3,169
Unrealized (loss) on securities	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	(23,359)	—	—	(23,359)
Balance at December 31, 2024	11,975,901	$12	$456,908	$—	$(441,651)	(279,792)	$(2,518)	$12,751

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,359)	$(61,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	347	1,958
Gain on disposal of property and equipment	(1,160)	(11)
Impairment loss on fixed assets	5,011	—
Impairment loss on ROU assets	9,571	—
Gain on lease termination	(3,271)	—
Impairment of prepaid research and development	5,219	—
Equity-based compensation expense	3,169	2,806
Change in fair value of warrant liability	(16,173)	7,652
Transaction costs allocated to warrant liabilities	—	905
Accretion/amortization of investment securities	(242)	(818)
Reduction in carrying amount of operating lease right of use asset	948	3,337
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,033	(8)
Prepaid research and development, net of current portion	1,906	1,475
Accounts payable and accrued expenses	(2,256)	(2,653)
Deferred revenue	—	(882)
Operating lease liabilities	(12,417)	(4,093)
Other assets	16	(9)
Net cash used in operating activities	(31,658)	(51,614)
Cash flows from investing activities:
Purchases of marketable securities	(1,477)	(27,931)
Proceeds from maturity of marketable securities	25,499	66,898
Purchases of property and equipment	(14)	(214)
Proceeds from the sale of property and equipment	1,331	16
Net cash provided by investing activities	25,339	38,769
Cash flows from financing activities:
Payments on finance lease obligations	(4)	(13)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	22	1,249
Proceeds from employee stock purchases and exercise of stock options	152	124
Proceeds from issuance of common stock, pre-funded warrants and purchase warrants, net of issuance costs	—	19,583
Proceeds from exercise of pre-funded warrants	2	1
Net cash provided by financing activities	172	20,944
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,147)	8,099
Cash, cash equivalents and restricted cash at beginning of period	25,057	16,958
Cash, cash equivalents and restricted cash at end of period	$18,910	$25,057

Supplemental disclosure of non-cash investing activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination	$1,626	$—
Assets acquired under operating lease obligation	$—	$1,083
Property and equipment sales included in other current assets	$2	$—
Property and equipment purchases included in accounts payable and accrued expenses	$—	$29
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$5	$14
Cash paid for interest	$—	$1
Issuance costs included in accounts payable and accrued expenses	$—	$6

See accompanying notes to the consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (Synlogic or the Company), is a biopharmaceutical company applying synthetic biology to the discovery and development of Synthetic Biotics. Synthetic Biotics are generated from Synlogic’s proprietary platform, leveraging a reproducible, modular approach to the generation of novel drug candidates that perform or deliver critical therapeutic functions. Synthetic Biotics are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop and ultimately commercialize Synthetic Biotics. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce, leaving one remaining full-time employee, in addition to consultants, to, among other things, support the strategic review process and current business operations. (see Note 8, Restructuring and Other Charges).

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $441.7 million at December 31, 2024. At December 31, 2024, the Company had $18.9 million in unrestricted cash and cash equivalents. Following the execution of the corporate restructuring over the course of the year ended December 31, 2024 (see Note 8, Restructuring and Other Charges), the Company has determined its current cash and cash equivalents as of December 31, 2024 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. The Company expects ongoing expenses to decrease due to the decision to discontinue the Synpheny-3 clinical trial and conduct workforce reductions however, as the Company continues to review strategic alternatives, the Company will continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

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

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds, including money market funds held in a sweep account. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $18.9 million and $24.0 million at December 31, 2024 and 2023, respectively.

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

Restricted Cash

The Company held restricted cash of approximately $0.05 million and $1.1 million at December 31, 2024 and 2023, respectively. Restricted cash for the year ended December 31, 2024 relates to a collateral deposit for the Company credit card. Restricted cash for the year ended December 31, 2023 related to a letter of credit to secure its lease at the 301 Binney Street facility, which was terminated in June 2024, in addition to the collateral credit card deposit. The Company has classified the deposits as long-term restricted cash on its balance sheet, in both periods.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands).

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$18,860	$23,960
Restricted cash	50	1,097
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$18,910	$25,057

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2024 and 2023.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Impairment of Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of impairment is calculated as the difference between the carrying value and fair value of the asset. As a result of the corporate restructuring, further discussed in Note 8, Restructuring and Other Charges, there were various impairment charges recorded during the year ended December 31, 2024.

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

The lease term includes options to extend the lease when it is reasonably certain that option will be exercised. Leases with a term of 12 months or less are not recorded on the Company’s consolidated balance sheets.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment: discovery and development of Synthetic Biotics. The Company’s principal executive officer, as chief operating decision maker, manages and allocates resources to the operations of the Company on a total company basis. Prior to the corporate restructuring, all of the Company’s equipment, leasehold improvements and other fixed assets were physically located within the United States, and all agreements with its partners were denominated in U.S. dollars, except where noted.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, Segment Reporting. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07, effective December 31, 2024, in these consolidated financial statements. ASU 2023-07 only impacted the disclosures and did not impact the consolidated financial statements. See Note 18, Segment Information, for disclosures related to the adoption of ASU 2023-07.

(3)
Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At December 31, 2024 and 2023, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,860	$18,860	$—	$—
Total	$18,860	$18,860	$—	$—
Liabilities:
Purchase warrant liability	$4,874	$—	$—	$4,874
Total	$4,874	$—	$—	$4,874

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$15,476	$15,476	$—	$—
Commercial paper (included in cash and cash equivalents)	8,484	—	8,484	—
Commercial paper	14,342	—	14,342	—
U.S. government agency securities and treasuries	9,444	6,956	2,488	—
Total	$47,746	$22,432	$25,314	$—
Liabilities:
Purchase warrant liability	$21,047	$—	$—	$21,047
Total	$21,047	$—	$—	$21,047

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2024 and December 31, 2023 are carried at amounts that approximate fair value due to their short-term maturities. Finance lease obligations at December 31, 2023 approximate fair value as they bear interest at a rate approximating a market interest rate.

The following tables summarize the estimated fair value of the assets presented within cash and cash equivalents measured at fair value and the gross unrealized holding gains and losses (in thousands):

December 31, 2024	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$18,860	$—	$—	$18,860
Total	$18,860	$—	$—	$18,860

December 31, 2023	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Money market funds (included in cash and cash equivalents)	$15,476	$—	$—	$15,476
Commercial paper (included in cash and cash equivalents)	8,482	2	—	8,484
Total	$23,958	$2	$—	$23,960

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at December 31, 2024 and December 31, 2023 are included below:

	December 31, 2024	December 31, 2023
Expected Term	3.75 years	4.75 years
Weighted-average, risk free interest rate	4.3%	3.9%
Expected volatility	90.0%	94.0%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$1.40	$3.85

(4)
Available-for-Sale Securities

The following tables summarize the available-for-sale securities held at December 31, 2024 and 2023 (in thousands):

December 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Commercial paper	$14,338	$4	$—	$14,342
U.S. treasuries	9,444	1	(1)	9,444
Total	$23,782	$5	$(1)	$23,786

There were no available-for-sale securities held at December 31, 2024. The aggregate fair value of the securities in an unrealized loss position at December 31, 2023 was $5.4 million. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. The Company did not hold any securities with an other-than-temporary impairment at December 31, 2024.

Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated statement of operations.

(5)
Assets Held for Sale, Property and Equipment

As of December 31, 2024, assets held for sale are summarized as follows (in thousands):

December 31,
2024
Laboratory equipment	$86
Assets held for sale	$86

In February 2024, the Company committed to a plan to sell its remaining lab equipment and therefore has classified the amount as assets held for sale on the consolidated balance sheet as of December 31, 2024. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. During the year ended December 31, 2024, there were impairment charges of $0.8 million incurred related to the lab equipment classified as assets held for sale, which was included in restructuring and other charges. During the second quarter of 2024, the Company engaged a third party to assist with an ongoing auction of its assets held for

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

sale, which resulted in proceeds of $1.3 million and a $1.2 million gain on disposal of lab equipment during the year ended December 31, 2024.

As of December 31, 2023, property and equipment are summarized as follows (in thousands):

December 31,
2023
Laboratory equipment	$8,582
Computer and office equipment	793
Furniture and fixtures	500
Leasehold improvements	9,820
Construction in progress	192
19,887
Less accumulated depreciation	(14,284)
Property and equipment, net	$5,603

Depreciation expense on property and equipment was $0.3 million and $2.0 million in 2024 and 2023, respectively

(6)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Prepaid insurance	$517	$691
Prepaid research and development	128	788
Other prepaid expenses	110	536
Other current assets	75	146
Total prepaid expenses and other current assets	$830	$2,161

(7)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Payroll related	$126	$2,556
Professional fees	205	290
Research and development	—	91
Restructuring costs	1,656	—
Other	50	63
Total accrued expenses	$2,037	$3,000

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

The Company also announced a corporate restructuring that included a reduction in its workforce, leaving one remaining full-time employee, in addition to consultants, to, among other things, support the strategic review process and current business operations. In connection with the corporate restructuring, the Company recorded restructuring charges for severance and related costs of

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

$6.2 million during the year ended December 31, 2024, respectively. The Company also executed consulting agreements with a select number of former employees in which their equity continues to vest under the terms of the original award. The consulting services were determined to be non-substantive and as a result, the Company has accelerated the related stock compensation expense and recorded an additional $2.4 million to stock compensation included in restructuring charges for the year ended December 31, 2024.

In connection with the corporate restructuring, during the year ended December 31, 2024, restructuring and other charges also include impairment of the right-of-use assets associated with the Company's existing leased spaces of $9.6 million. On June 26, 2024 (the “Termination Date”), the Company entered into a Lease Termination Agreement (the “Termination Agreement”) for its corporate headquarters in Cambridge, Massachusetts, with the landlord which, effective immediately, terminated the lease. In exchange for the early termination of the lease pursuant to the Termination Agreement, the Company made a total termination payment of $10.6 million, of which $1.0 million was from a letter of credit associated with the lease and classified in the consolidated balance sheets as noncurrent restricted cash at December 31, 2023. As a result of the lease termination, the Company recorded a gain on lease termination, associated with its former headquarters, of $3.2 million, for the year ended December 31, 2024.

Impairment losses of $5.0 million, related to property and equipment primarily related to leasehold improvements in connection with the lease impairment were recorded for the year ended December 31, 2024. These charges have been offset by gains on equipment sales of $1.2 million for the year ended December 31, 2024.

Other charges relating to the restructuring include a $5.2 million charge to impairment for prepaid research and development in relation to the Ginkgo collaboration (See Note 11, Collaboration Agreements: Ginkgo Collaboration) for the year ended December 31, 2024. Additionally, there were charges of $1.2 million recorded during the year ended December 31, 2024, respectively related to the restructuring including legal fees, banking fees and lab decommissioning fees.

As of December 31, 2024, approximately $1.7 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses, in addition to professional services costs.

(9)
Stockholders' Equity

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

The Rights were determined to have no value upon issuance and no rights were exercisable as of December 31, 2024.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2024, the fair value of the purchase warrants was $4.9 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $16.2 million was recorded in the year ended December 31, 2024. Subsequent to their issuance and as of December 31, 2024, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

At-the-Market (ATM) Offering Program

In July 2021, the Company entered into a sales agreement with Jefferies, LLC (Jefferies) with respect to an ATM, under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having aggregate sales proceeds of up to $50.0 million. Jefferies is not required to sell any specific amount but acts as the Company’s sales agent using commercially reasonable efforts consistent with its normal trading and sales practices. During the year ended December 31, 2024, 7,839 shares of common stock were sold pursuant to the sales agreement with Jefferies, resulting in net proceeds of approximately $0.02 million.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) 422,718 shares of common stock and accompanying Pre-Funded Warrants (the Pre-Funded Warrants) to purchase up to an aggregate of 169,874 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $135. The Pre-Funded Warrants have an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The proceeds, net of issuance costs, were approximately $79.9 million, $57.0 million related to the proceeds from sale of the common stock and $22.9 million related to the proceeds from sale of the Pre-Funded Warrants. The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. In connection with the issuance to Ginkgo of common stock and Pre-Funded Warrants, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As a result of the Company's and its board of directors decision to discontinue the Synpheny-3 trial, the Company would no longer be purchasing services from Ginkgo. None of the Pre-Funded Warrants have been exercised as of December 31, 2024. (See Note 11, Collaboration Agreements: Ginkgo Collaboration).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of warrants, exercise of stock options, and the employee stock purchase plan:

December 31, 2024
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	231,360
Total	8,347,906

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10)
Equity‑based Compensation and Equity Incentive Plans

Equity Plans

The Company currently has four active equity plans.

The 2015 Equity Incentive Award Plan (2015 Plan) functions as the primary equity plan for the Company. The 2015 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2015 Plan, which annual increase will be added on the first day of each fiscal year from 2016 through 2025, inclusive, and will be equal to the lesser of (i) five percent of the shares outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the Board of Directors. On January 1, 2024, the Company added 459,307 shares to the 2015 Plan pursuant to the “evergreen provision”. The 2015 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards.

The 2017 Stock Incentive Plan (the 2017 Plan) provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

The 2015 Employee Stock Purchase Plan (ESPP) allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for set offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. The Company suspended the ESPP in 2017. In December 2019, the Board reactivated the 2015 ESPP and approved an amendment to the ESPP to (i) reduce the permitted payroll deduction and number of shares of the Company’s common stock that a participant may purchase per calendar year and offering period under the ESPP and (ii) establish a period for enrollment for eligible participants. The reactivation of the 2015 ESPP was effective immediately. The Company’s executive officers are eligible to participate in the 2015 ESPP. The ESPP includes an “evergreen provision,” allowing for an annual increase in the number of shares of common stock available for issuance. On January 1, 2024, the Company added 91,861 shares to the ESPP pursuant to the “evergreen provision”. Due to the corporate restructuring, the purchases for the ESPP offering periods were cancelled during the year ended December 31, 2024.

The 2023 Inducement Equity Incentive Award Plan (the 2023 Inducement Plan) was established as of December 8, 2023 to provide for the granting of equity awards to individuals who were not previously employees of Synlogic, or following a bona fide period of non-employment, as an inducement material to such individuals’ entering into employment with Synlogic, pursuant to Nasdaq Listing Rule 5635(c)(4). No shares were issued under the 2023 Inducement Plan during the year ended December 31, 2024.

As of December 31, 2024, there were an aggregate of 714,497 shares available for future grant under the 2015 Plan and the 2017 Plan, 186,995 shares available for future grant under the ESPP, and 50,000 shares available for future grant under the 2023 Inducement Plan.

Stock Options

The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued to employees and non-employees under the 2015 Plan and the 2017 Plan, during the years ended December 31, 2024 and 2023 were:

	Years Ended December 31,
Employees:	2024	2023
Expected term	5.6 years	6.2 years
Weighted-average, risk-free interest rate	3.9%	3.7%
Expected volatility	92.0%	82.4%
Dividend yield	—	—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity under the 2015 and 2017 Plans.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2023	612,761	$9.13	7.8	$1,026
Granted	44,701	4.20		—
Exercised	(82,293)	1.85		5
Cancelled/Forfeited	(250,186)	7.08		—
Outstanding at December 31, 2024	324,983	11.88	7.0	$—

Vested or expected to vest at December 31, 2024	324,983	$11.88	7.0	$—
Exercisable at December 31, 2024	231,360	$15.94	6.7	$—

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2024 and 2023. There were no options in the money at December 31, 2024. 512,972 options were in the money at December 31, 2023.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2024 and 2023 was approximately $3.15 and $6.07, respectively. The total fair value of awards that vested during the years ended December 31, 2024 and 2023 was $1.3 million and $2.5 million, respectively.

As of December 31, 2024, there was approximately $0.1 million of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 1.56 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

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

Restricted Common Stock

During the years ended December 31, 2024 and 2023, 362,700 and 10,803 shares of restricted common stock were granted, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table shows restricted common stock activity:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2023	36,046	$25.24
Granted	362,700	4.44
Vested	(10,800)	25.96
Forfeited	(193,880)	5.58
Unvested at December 31, 2024	194,066	$5.97

The total fair value of shares that vested during the years ended December 31, 2024 and 2023 was $0.3 million and $0.4 million, respectively.

As of December 31, 2024, there was approximately $0.05 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.2 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation expense recognized over the six-month offering periods. The compensation expense for the year ended December 31, 2024 was $(0.02) million due to the reversal of the expense as a result of the corporate restructuring and subsequent cancellation of the ESPP purchase in the first quarter of 2024. The compensation expense for the year ended December 31, 2023 was less than $0.1 million.

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $3.2 million and $2.8 million, during the years ended December 31, 2024 and 2023, respectively. Equity compensation during the years ended December 31, 2024 and 2023 is derived from stock options, restricted stock awards, and the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$232	$1,024
General and administrative	570	1,782
Restructuring charges: expense acceleration	2,367	—
	$3,169	$2,806

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Stock options	$2,064	$2,354
Restricted stock awards	1,127	362
ESPP	(22)	90
	$3,169	$2,806

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(11)
Collaboration Agreements

Roche Collaboration

In June 2021, the Company entered into a Pilot Collaboration and Option Agreement (the Roche Collaboration and Option Agreement) with F. Hoffmann-La Roche Ltd (Roche Basel) and Hoffmann-La Roche Inc. (Roche US, and together with Roche Basel, Roche). Under the terms of the Roche Collaboration and Option Agreement, the Company and Roche collaborated to research and pre-clinically develop Synthetic Biotics for addressing an undisclosed novel target for the treatment of inflammatory bowel disease (the Product Candidate).

Pursuant to the Roche Collaboration and Option Agreement, Roche agreed to pay the Company, an upfront, nonrefundable technology access fee of $1.0 million, which the Company received in July 2021. In addition, the Company was eligible to receive up to $5.0 million in milestone payments upon the achievement of certain success criteria. The Company achieved all of the milestone payments and Roche paid the Company $5.0 million from September 2021 through October 2023. Following the research period, Roche held an exclusive option right (the Option) to negotiate a definitive Collaboration and License Agreement (CLA) for further development and commercialization of the Product Candidate. The Roche Collaboration and Option Agreement concluded after the last milestone was achieved by the Company in October 2023. Subsequently, Roche did not exercise its exclusive option to enter into a licensing and collaboration agreement for further development and commercialization of the product candidate.

Pursuant to the Roche Collaboration and Option Agreement, during the term of such agreement, each party had granted to the other party a non-exclusive, non-transferrable, non-sublicensable, royalty-free right and license to certain intellectual property and know-how controlled by such party, solely as necessary for the party to perform its obligations under the Roche Collaboration and Option Agreement. The parties established a Joint Research Committee (JRC) to oversee and manage the execution of the underlying study plan for the Roche Collaboration and Option Agreement.

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

The Company evaluated the milestone payments relating to the three phases of research as defined in the research plan and the option to negotiate and enter into the CLA, to determine whether they provide Roche with any material rights. The Company concluded that the option was not issued at a significant and incremental discount, and therefore do not provide material rights. As such, they were excluded as performance obligations at the outset of the arrangement.

Based on these assessments, the Company identified one performance obligation at the outset of the Roche Collaboration and Option Agreement, which consisted of: (1) the non-exclusive license and (2) the research and development activities.

At the outset of the arrangement, the transaction price included only the $1.0 million up-front consideration received and which was allocated to the single performance obligation. The milestone payments that were received were excluded from the transaction price until each respective milestone was achieved.

Revenue associated with performance obligations under the Roche Collaboration and Option Agreement was recognized as the research and development services were provided using an input method, according to the full-time equivalents incurred. The transfer of control occurs over time and, in management’s judgment, was the best measure of progress towards satisfying the performance obligation.

The Company recognized $0.01 million and $3.4 million for the years ended December 31, 2024 and 2023, respectively, as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Ginkgo Collaboration

In 2017, the Company established a technology collaboration with Ginkgo. In June 2019, in connection with the issuance to Ginkgo of an aggregate of 422,718 shares of common stock and Pre-Funded Warrants to purchase an aggregate of 169,874 common stock (See Note 9, Stockholders' Equity), the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. Under the 2019 expanded agreement, the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years, which could be extended for an additional three years, subject to the satisfaction of specified conditions. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and significantly reduce its workforce and have made the decision to evaluate strategic options for the Company. As a result of this decision, the Company would no longer be purchasing services from Ginkgo. During the year ended December 31, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration that were historically recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the consolidated balance sheet, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss.

(12)
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(23,359)	$(61,273)
Denominator:
Weighted-average common shares outstanding - basic and diluted	12,196,209	6,502,279
Net loss per share - basic and diluted	$(1.92)	$(9.42)

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

	As of December 31,
	2024	2023
Purchase warrants	7,394,363	7,394,363
Unvested restricted common stock awards	194,066	36,046
Outstanding options to purchase common stock	324,983	612,761
Potential shares issuable under the ESPP	—	19,751
	7,913,412	8,062,921

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(13)
Income Taxes

During the years ended December 31, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of reclaiming a benefit for those losses.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$102,145	$87,396
Tax credit carryforwards	10,931	10,401
Accrued expenses	132	84
Property and equipment	28	1,113
Lease liabilities	—	4,718
Equity compensation	2,191	3,270
Amortizable intangibles	984	1,100
Amortizable research expenditures (1)	17,958	20,202
Other	64	77
Gross deferred tax assets	134,433	128,361
Deferred tax liabilities:
Right of use assets	—	(3,306)
Gross deferred tax liabilities	—	(3,306)
Valuation allowance	(134,433)	(125,055)
Net deferred tax assets	$—	$—

(1) Under the Tax Cuts and Jobs Act (TCJA), research and experimental (R&D) expenditures are capitalized and amortized under section 174 for tax years beginning after December 31, 2021. These costs are amortized for tax purposes over 5 years since the R&D was performed in the U.S. The unamortized balance of these costs is presented as a deferred tax asset in the table above.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $134.4 million and $125.1 million was established at December 31, 2024 and 2023, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2024	2023
	Tax Rate	Tax Rate
U.S. federal statutory rate	21%	21%
State income taxes, net of federal benefit	9%	6%
Other permanent differences	9%	(3)%
Tax credits	2%	2%
Other items	(1)%	(1)%
Net change in valuation allowance	(40)%	(25)%
Effective income tax rate	—	—

Due to the previously disclosed purchase warrants error, as disclosed in Note 3 of the Quarterly report for the period ended September 30, 2024, the prior period reconciliation above was revised to reflect the impact of the error for the year ended December 31, 2023.

.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

A roll-forward of the valuation allowance for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Years ended December 31,
	2024	2023
Balance at beginning of year	$(125,055)	$(109,599)
Increase in valuation allowance	(9,378)	(15,456)
Balance at end of year	$(134,433)	$(125,055)

As of December 31, 2024, the Company had federal net operating loss carryforwards that may be available to reduce future taxable income of $377.2 million. Of the $377.2 million of federal net operating loss carryforwards, $62.4 million will expire on various dates from 2034 to 2037. The remaining $314.8 million of federal net operating loss carryforwards do not expire. The Company also had state net operating loss carryforwards that may be available to reduce future taxable income of $362.7 million for the period ended December 31, 2024. The state net operating loss carryforwards begin to expire in 2029. In addition, as of December 31, 2024, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of $7.5 million and $4.4 million, respectively.

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

The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2024. The Company’s policy is to record interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statement of operations. There are no interest or penalties accrued at December 31, 2024 and 2023.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2021 to the present are open to examination under the statute. The Company’s net operating losses and other attributes generated in a closed tax year may still be adjusted to determine the amount of carryforward deduction available in an open year under examination.

(14) Leases

Operating Leases

301 Binney Street

In July 2017, the Company entered into an agreement to lease approximately 41,346 square feet of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts, or the Binney Street Lease. In conjunction with the lease, the Company established a letter of credit of approximately $1.0 million secured by cash balances included in restricted cash.

On June 26, 2024 (the “Termination Date”), the Company entered into a Lease Termination Agreement (the “Termination Agreement”) for its corporate headquarters in Cambridge, Massachusetts, with the landlord which, effective immediately, terminated the lease. In exchange for the early termination of the lease pursuant to the Termination Agreement, the Company made a total termination payment of $10.6 million, of which $1.0 million was from a letter of credit associated with the lease and classified in the consolidated balance sheets as noncurrent restricted cash at December 31, 2023. As a result of the lease termination, the Company recorded a gain on lease termination, associated with its former headquarters, of $3.2 million, for the year ended December 31, 2024.

The Binney Street Lease included $9.5 million of leasehold improvements, of which $2.9 million was paid by the Company and $6.6 million was landlord-funded. The Company capitalized the leasehold improvements which were included in property and

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

equipment, net on the consolidated balance sheets and were amortized on a straight-line basis over the remaining lease term. The leasehold improvements were subsequently fully impaired in the first quarter of 2024.

Azzur Suite

During the year ended December 31, 2018, the Company entered into an agreement with Azzur Group, LLC (Azzur) whereby Azzur agreed to provide the Company with access to, and the use of, cleanroom space in Waltham, Massachusetts, or the Azzur Suite Lease. The Azzur Suite Lease was subsequently amended in April 2021, January 2022, November 2022 and December 2023. The Azzur Suite Lease, as amended, provided an initial rental term of 68 months, and a rental area of approximately 1,014 square feet.

In connection with the corporate restructuring, the Company executed the option for early termination of the Azzur Suite Lease via written notice to Azzur and as a result the lease was terminated effective April 8, 2024. In exchange for the early termination of the lease, the Company made a total termination payment of $0.3 million which is included in restructuring and other charges on the consolidated statements of operations and other comprehensive loss. The Company also recorded a gain on lease termination, associated with the termination of the Azzur Suite Lease, of $0.04 million, for the year ended December 31, 2024.

Leases classified as operating leases are included in operating lease ROU assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheets. The operating lease right-of-use asset and operating lease liability represents the Binney Street Lease and the Azzur Suite Lease. Cash paid for amounts included in the present value of operating lease liabilities was $2.4 million and $5.6 million during the years ended December 31, 2024 and 2023, respectively, which is included in operating cash flows, all of which were incurred prior to the lease termination.

The components of lease cost for operating leases for the years ended December 31, 2024 and 2023 were (in thousands):

	For the years ended December 31,
Operating leases	2024	2023
Operating lease cost	$1,582	$4,869
Variable lease cost	1,091	1,583
Total lease cost	$2,673	$6,452

The right-of-use asset for the operating lease is disclosed on the consolidated balance sheets.

The lease cost for finance leases during the years ended December 31, 2024 and 2023, and the finance lease liability at December 31, 2024 and December 31, 2023, were not material.

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

(16) Employee Benefits

The Company has a defined contribution 401(k) plan for eligible employees. Employees are eligible to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company started to match employee contributions effective January 1, 2019. The Company matched 50% of the employee contributions to the 401(k) plan up to a maximum of 4% of the participating employee’s eligible earnings, resulting in a maximum company match of 2% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. In 2021, the Company increased the match to 50% of the employee contributions up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

earnings, and subject to certain additional statutory dollar limitations. For the years ended December 31, 2024 and 2023, the Company made $0.09 million and $0.3 million contributions to the plan, respectively.

(17) Related-Party Transactions

In June 2019, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As of December 31, 2024, Ginkgo owns 422,718 shares of the Company’s outstanding common stock. See Note 11, Collaboration Agreements: Ginkgo Collaboration.

Under the agreement the Company made a prepayment to Ginkgo of $30.0 million for its foundry services that will be provided to the Company over an initial term of five years. Upon the expiration of such initial term and, if applicable, an additional term, any portion of the prepayment that has not been used to purchase services from Ginkgo will be retained by Ginkgo. In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial, significantly reduce its workforce and to evaluate strategic options for the Company. As a result of this decision, the Company would no longer be purchasing services from Ginkgo. During the year ended December 31, 2024, the remaining $5.2 million of prepaid expenses related to this collaboration that were historically recorded in prepaid expenses and other current assets and prepaid research and development, net of current portion on the consolidated balance sheet, were recorded as restructuring and other charges on the consolidated statements of operations and comprehensive loss.

(18) Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM) or decision-making group, in making decisions on how to allocate resources and assess performance. The principal executive officer (PEO) is the CODM. The Company operates in one operating segment; discovery and development of Synthetic Biotics.

The CODM manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with long-term company-wide strategic goals. In making these decisions, the PEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company's consolidated net income (loss) that is reported on the consolidated statements of operations and comprehensive loss. Through this analysis, the CODM assesses performance by comparing actual consolidated net income (loss) versus the budget, and then decides how to allocate resources to invest in the Company's research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets. In addition, research and development, general and administrative expenses, and restructuring charges are significant segment expenses regularly provided to the PEO with the following categories:

Research and Development

	Years Ended December 31,
	(in thousands)
	2024	2023
Clinical research and external costs	$4,059	$19,349
Facility and all other costs	3,116	11,422
Compensation and benefits	1,979	13,200
Total research and development expense	$9,154	$43,971

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

General and Administrative

	Years Ended December 31,
	(in thousands)
	2024	2023
Consulting and professional services	$3,813	$5,752
Compensation and benefits	1,964	7,637
Facility and all other costs	854	1,172
Total general and administrative expense	$6,631	$14,561

Restructuring Charges

	Years Ended December 31,
	(in thousands)
	2024	2023
Facility and all other costs	$15,497	$—
Compensation and benefits	8,629	—
Consulting and professional services	725	—
Clinical research and external costs	322	—
Total restructuring charges	$25,173	$—