Form 10-K/A
period 2024-12-31
SYNLOGIC, INC.
filed 2025-04-30
CIK 1527599

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

As of March 31, 2025 there were 11,696,109 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This registrant is filing this Amendment No. 1 ("Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the "SEC") on March 6, 2025 (the “Original Filing”) solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K that was intentionally omitted from Part III of Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are amended and restated in their entirety as set forth in this Amendment. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment certain currently dated certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. Except as described above, no other amendments are being made to the Original Filing. This Amendment does not reflect events occurring after the March 6, 2025 filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC. Terms used but not defined herein shall have the meanings ascribed to them in the Original Filing.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Our bylaws provide that our business is to be managed by or under the direction of our Board of Directors (our "Board"). Our Board currently consists of four members, classified into two classes as follows: (1) Richard Shea and James Flynn constitute a class with a term ending at the 2025 annual meeting of stockholders and (2) Peter Barrett, Ph.D. and Edward Mathers constitute a class with a term ending at the 2026 annual meeting of stockholders. Set forth below are the names of our directors, their ages as of March 31, 2025. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position with the Company
Peter Barrett, Ph.D.	72	Chairman of the Board
James Flynn	44	Director
Edward Mathers	64	Director
Richard P. Shea	73	Director

Our Board has reviewed the materiality of any relationship that each of our directors has with Synlogic, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the Nasdaq Stock Market: Peter Barrett, Ph.D., James Flynn, Edward Mathers, and Richard P. Shea,

Peter Barrett, Ph.D. has served as Chairman of our Board since the Merger closed on August 28, 2017, and prior to that time served as the Chairman of the Private Synlogic board of directors since March 2014. Dr. Barrett is a partner at Atlas Venture and has been involved in the creation of several novel therapeutic and drug discovery platform companies. He is also an Executive Fellow at Harvard Business School, where he is the Faculty Chair of the Key Advisory Board of the Blavatnik Fellowship Program. Dr. Barrett currently serves on the board of Revvity and Obsidian Therapeutics. Prior to joining Atlas, Dr. Barrett was Co-founder, Executive Vice President, and Chief Business Officer of Celera Genomics, which announced the first successful sequencing of the human genome in 2001. While at Celera, Dr. Barrett led strategic alliances, acquisitions, and business strategy and helped launch it as a public company in 1999. Prior to founding Celera, Dr. Barrett held senior management positions at Applera, most recently serving as Vice President of corporate planning and business development. During his tenure, he ran several businesses and expanded the life science business through a series of licensing agreements, partnerships, and acquisitions. Dr. Barrett received a BS in chemistry from Lowell Technological Institute (now known as the University of Massachusetts, Lowell), and a Ph.D. in analytical chemistry from Northeastern University. He also completed Harvard Business School’s Management Development Program. The Board has concluded that Dr. Barrett possesses specific attributes that qualify him to serve as a member and chairman of the Board, including his extensive leadership, executive, managerial and business experience with life sciences companies, including experience in the formation, development and business strategy of multiple start-up companies in the life sciences sector.

James Flynn, CFA has served as a member of our Board since March 2024. Mr. Flynn is currently a Managing Member and Portfolio Manager of Nerium Capital LLC, an investment adviser he founded in January 2021. Nerium Capital LLC is the General Partner of Nerium Partners LP, a healthcare focused investment partnership. Mr. Flynn also currently serves as a Board Member for MEI Pharma, Inc., a clinical stage pharmaceutical company committed to developing novel and differentiated cancer therapies, and Ricebran Technologies, an innovative specialty ingredients company. From 2019 to 2020, Mr. Flynn was exploring business opportunities which ultimately led to the formation of Nerium Capital LLC. From 2017 to 2018, Mr. Flynn worked as a therapeutics analyst at Aptigon Capital (a Citadel Company), an investment firm. Prior to that, from 2003 to 2017, Mr. Flynn served in various roles at Amici Capital, LLC, an investment firm, including healthcare portfolio manager (2008 to 2017). From 2002 to 2003, Mr. Flynn worked in the credit research/high yield group at Putnam Investments, an investment firm. Mr. Flynn earned a S.B. degree in Management Science with a concentration in Finance and a minor in Economic Science from the Massachusetts Institute of Technology (MIT). Mr. Flynn is a Chartered Financial Analyst (CFA) charterholder. The Board has concluded that Mr. Flynn possesses specific attributes that qualify him to serve as a member of our Board, including his experience with the healthcare and pharmaceutical industries and his broad life sciences industry knowledge.

Edward Mathers has served as a member of our Board since October 2012. Mr. Mathers previously served on the Private Synlogic board of directors since July 2014. Mr. Mathers is a General Partner at NEA, a private venture capital firm focusing on technology and healthcare investments. Mr. Mathers serves on the board of directors of the following publicly traded pharmaceutical companies: Trevi Therapeutics, Inc., Inozyme Pharma, Inc., Rhythm Pharmaceuticals, Inc., OnKure Therapeutics, Inc., formerly known as Reneo Pharmaceuticals, Inc., MBX Biosciences, Inc. and Senti Biosciences, Inc. Mr. Mathers also serves on the board of directors of several privately held companies. Mr. Mathers previously served on the board of directors of the following publicly traded companies: ObsEva SA, Mirum Pharmaceuticals, Inc., Akouos, Inc., Lumos Pharma, Inc., and Ra Pharmaceuticals, Inc. From 2002 to 2008, Mr. Mathers served as Executive Vice President, Corporate Development and Venture at MedImmune, Inc., a biopharmaceutical company, and led its venture capital subsidiary, MedImmune Ventures, Inc. Before joining MedImmune in 2002, Mr. Mathers was Vice President, Marketing and Corporate Licensing and Acquisitions at Inhale Therapeutic Systems, a biotechnology company. Previously, Mr. Mathers spent 15 years at Glaxo Wellcome, Inc. (GlaxoSmithKline), a pharmaceutical company, where he held various sales and marketing positions. Mr. Mathers received a B.S. in Chemistry from North Carolina State University. The Board has concluded that Mr. Mathers possesses specific attributes that qualify him to serve as a member of our Board, including his experience with the healthcare and pharmaceutical industries and his broad management experience.

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

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2024, Synlogic’s Board held twenty-nine meetings, and the various committees of the Board met a total of five times. All directors attended at least 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2024. Synlogic’s annual meeting was held on December 4, 2024 and one of our directors attended the meeting. We encourage our directors to attend the Annual Meeting.

Audit Committee. Synlogic’s Audit Committee met four times during fiscal 2024. This committee currently has three members, Richard Shea (Chairman), Peter Barrett, and James Flynn. Our former directors, Michael Burgess and Michael Heffernan, served on the Audit Committee until March 2024 and February 2025, respectively, when Mr. Burgess and Mr. Heffernan resigned from our board of directors. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Shea is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this proxy statement.

A copy of the Audit Committee’s written charter is publicly available on our website at www.synlogictx.com.

Compensation Committee. Synlogic’s Compensation Committee did not meet during 2024. This committee currently has two members, Edward Mathers (Chairman) and James Flynn. Our former directors Lisa Kelly-Croswell and Nick Leschly, served on the Compensation Committee until March 2024 and January 2025 respectively, when Ms. Kelly-Croswell and Mr. Leschly resigned from our board of directors. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2015 Equity Incentive Award Plan, 2017 Stock Incentive Plan, 2015 Employee Stock Purchase Plan, and 2023 Inducement Equity Incentive Award Plan. The Compensation Committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and recommends corporate goals and objectives relevant to compensation of our Principal Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and may approve the compensation of the executive officers, other than the Principal Executive Officer, whose compensation the Compensation Committee recommends to the Board, based on such evaluations. The Compensation Committee also recommends to the Board the issuance of stock options and other awards under our stock plans. All members of the Compensation Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market.

The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During 2024, the Compensation Committee engaged the services of Alpine Rewards, LLC (“Alpine Rewards”). Alpine Rewards, an executive compensation consulting firm, reviewed and provided recommendations concerning all of the components of the Company’s executive compensation program. Alpine Rewards performed services solely on behalf of the Compensation Committee and the Board and had no relationship with the Company or management except as it may relate to performing such services. Alpine Rewards assisted the Compensation Committee in defining the appropriate market of the Company’s peer companies for executive compensation and practices and in benchmarking our executive compensation program against the peer group each year. Alpine Rewards also assisted the Compensation Committee in benchmarking our director compensation program and practices against those of our peers. In compliance with the SEC and the corporate governance rules of the Nasdaq Stock Market, Alpine Rewards provided the Compensation Committee with a letter addressing each of the six independence factors. Their responses affirm the independence of Alpine Rewards and the partners, consultants, and employees who service the Compensation Committee on executive compensation matters and governance issues.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.synlogictx.com.

Nominating and Governance Committee. Synlogic’s Nominating and Governance Committee met once during 2024. This committee currently has two members, Peter Barrett (Chairman) and Richard Shea. Our former directors Lisa Kelly-Croswell, Patricia Hurter and Michael Heffernan, served on the Nominating and Governance Committee until March 2024 and February 2025, respectively when Ms. Kelly-Croswell and Ms. Hurter, and Mr. Heffernan resigned from our board of directors. Our Board has determined that both members of our Nominating and Governance Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Nominating and Governance Committee’s responsibilities are set

v

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

Generally, our Nominating and Governance Committee considers candidates recommended by stockholders as well as from other sources such as other directors or officers, third party search firms or other appropriate sources. Once identified, the Nominating and Governance Committee will evaluate a candidate’s qualifications in accordance with our Corporate Governance Guidelines. Threshold criteria include: personal and professional integrity, ethics and values; absence of conflict of interest; fair and equal representation of all stockholders; commitment to promoting long term value of the company; experience in corporate management, such as serving as an officer or former officer of a publicly held company; strong finance experience; experience relevant to the Company’s industry; experience as a board member or executive officer of another publicly held company; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other members of the Board; diversity of background and perspective, including with respect to specialized business or career experience relevant to the success of the Company; practical and mature business judgment, including the ability to make independent analytical inquiries; and any other relevant qualifications, attributes or skills.

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

Social and Human Capital: We believe in encouraging employees to be lifelong learners by providing ongoing learning and leadership training opportunities which helps us to promote key talent from within. Our total rewards philosophy has been to invest in our workforce by offering a competitive compensation and benefits package. We provide employees with compensation packages that include base salary, annual incentive bonuses and long-term equity incentive awards. Our equity incentive awards ensure alignment between our employees and shareholders and encourage an ownership mentality. We also recognize success through an ongoing peer-to-peer and manager-led recognition program, and annual awards aligned to our goals and values.

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

Governance, Ethics, and Compliance: Our Board is committed to corporate governance, risk oversight, and ethics and compliance. Our Board has adopted Corporate Governance Guidelines, which present a framework for good corporate governance practices. The Board has also adopted a Code of Conduct and Business Ethics for all directors, officers and employees as well as a hotline and Whistleblower Policy applicable to its employees that provides for protection from retaliation due to reporting issues relating to compliance with applicable laws and regulations. We also provide for continuing education for Directors, have ensured we maintain a separate Principal Executive Officer and Chair Role, and have full independence among standing members of Audit, Compensation and Nominating and Corporate Governance committees, and regular Board and Committee self-evaluation.

We will continue to evolve and strengthen our corporate responsibility efforts and anticipate reporting on other measures over time.

Insider Trading Policy and Prohibition on Hedging

We have an insider trading policy that, among other things, governs the buying and selling of our securities by all of our personnel, including directors, officers, employees and consultants and certain other covered persons. Our policy is designed to prevent violations of insider trading laws by our personnel and to avoid even the appearance of improper conduct in this regard by our personnel. The policy prohibits covered persons from purchasing, selling, or otherwise disposing of our securities while in possession of material non-public information (except in limited circumstances, such as pursuant to a previously established trading plan). In addition, the policy prohibits all employees (including executives and directors) from engaging in any transaction in which they may profit from short-term speculative swings in the value of our securities, including any of the following activities: (1) “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future) of our securities; (2) use of our securities to secure a margin or other loan; (3) transactions in our securities involving straddles, collars or other similar risk reduction or hedging devices; and (4) transactions in publicly traded options relating to our securities (i.e., options that are not granted by us). The policy includes quarterly and other trading blackouts and sets forth the procedures covered persons must follow before transacting in our securities, including pre-clearance by our Principal Executive Officer of all transactions by executive officers, directors, employees and certain other covered persons, as well as members of their households. Although we have not adopted an insider trading policy governing the purchase, sale, and/or other disposition of our securities by the Company, as part of the oversight of risk, the Board, or one or more of its Committees, approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis, and as part of their procedures to review and approve any such transaction, plan or arrangement, the Board or Committee consults with legal counsel to ensure compliance with applicable insider trading laws, rules and regulations, and listing standards. A copy of the policy is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC.

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

Stockholder Communications to the Board

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (617) 659-2802. However, any stockholders who wish to address questions regarding our business directly with the Board, or any individual director, should direct his or her questions in writing to the Chairman of the Board at Synlogic, Inc., PO Box 30, Winchester MA 01890. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as: junk mail and mass mailings, resumes and other forms of job inquiries, surveys, and solicitations or advertisements.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Executive Officers

The following table sets forth certain information regarding our executive officer who is not also a director as of March 31, 2025. We have an employment agreement with our executive officer.

Name	Age	Position
Mary Beth Dooley	44	Principal Executive Officer and Principal Financial Officer

Mary Beth Dooley has served as our Principal Executive Officer since January 1, 2025, our Principal Financial Officer since March 18, 2024, and she previously served as our Head of Finance since November 2023 and prior to that as our Controller since June 2018. She is responsible for leading the Company’s financial strategy, planning, corporate accounting and operations. Prior to joining Synlogic, Ms. Dooley worked as a senior manager of financial planning analysis at Idera Pharmaceuticals from July 2014 to May 2018, and prior to that, as an associate with PricewaterhouseCoopers from September 2012 to July 2014. Prior to joining PricewaterhouseCoopers, she served as an Assistant Vice President at Boston Private Bank & Trust Company, in the Investment Management & Trust Department. Ms. Dooley received a B.S. in Economics from Bates College and an M.B.A. and a M.S. in Accounting from Northeastern University.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. The text of the Code of Business Conduct and Ethics is posted on our website at www.synlogictx.com. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four (4) business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of the Nasdaq Stock Market.

Item 11. Executive Compensation.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation paid or earned during the last two fiscal years for (1) each person who served as our Principal Executive Officer during the year ended December 31, 2024, (2) our next most highly-compensated executive officers during the year ended December 31, 2024, who were serving as executive officers as of December 31, 2024, and (3) a former executive officer of the Company who was one of our two next most highly-compensated executive officers during the year ended December 31, 2024, but was not serving as an executive officer as of December 31, 2024 (collectively the “Named Executive Officers”). There were only three persons that served as executive officers of the Company during 2024, one of whom resigned prior to December 31, 2024 and another who resigned on December 31, 2024.

	Year	Salary ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Mary Beth Dooley	2024	325,000	53,640	—	97,500	10,350	486,490
Principal Executive Officer and Prinicpal Financial Officer (5)	2023	303,125	8,407	26,269	85,800	9,900	433,502
Antoine Awad	2024	437,712	130,748	—	—	689,858	1,258,318
Former Principal Executive Officer (6)	2023	422,910	—	121,208	148,864	8,552	701,534
Aoife M. Brennan, MB, BCh, BAO, MMSc	2024	119,217	290,550	—	—	710,660	1,120,427
Former President and Chief Executive Officer (7)	2023	612,981	—	312,723	286,569	9,900	1,222,173

(1)
The amounts reported represent the aggregate grant date fair value of restricted stock awards granted as estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). See Note 10 of the Company’s Financial Statements in the Original Filing for the assumptions used in calculating this amount.
(2)
The amounts reported represent the aggregate grant date fair value of option awards granted as estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718) and for 2023, the incremental fair value of option awards computed as of the repricing date in accordance with ASC 718. See Note 10 of our financial statements in the Original Filing for the assumptions used in calculating this amount.
(3)
The amounts reported represent bonuses paid based on the Board’s determination of achievement of pre-established performance criteria as outlined in each individual employment agreement for the years ended December 31, 2024 and 2023, as indicated.
(4)
Amount represents employer matching contribution to the named executive officer’s account under the 401(k) plan for the years ended December 31, 2023 and 2024. For Mr. Awad, this amount also consists of a lump-sum severance payment equal to $667,511 consisting of (i) an amount equal to his 2024 annual bonus equal to 100% of his target 2024 bonus ($175,085), (ii) an amount equal to six months of his base salary ($218,856), (iii) a retention bonus equivalent to seventy-five percent of his base salary for each month of service to the Company between March 1, 2024 and December 31, 2024 ($273,570) and (iv) continued health insurance coverage received in connection with his separation agreement, paid on January 31, 2025. For Dr. Brennan, this amount also consists of a lump-sum severance payment equal to $693,632 consisting of (i) an amount equal to her 2024 annual bonus equal to 100% of her target 2024 bonus, pro-rated by the number of days employed in 2024 ($65,327), (ii) an amount equal to twelve months of her base salary ($628,305) and (iii) continued health insurance coverage received in connection with her separation agreement, paid on March 15, 2024. All amounts listed here are before any applicable payroll and withholding taxes.
(5)
Ms. Dooley served as our Head of Finance beginning in November 2023 and was appointed Principal Financial Officer in March 2024. Ms. Dooley was appointed Principal Executive Officer and Principal Financial Officer effective January 2025.
(6)
Mr. Awad resigned as our Principal Executive Officer on and effective as of December 31, 2024.
(7)
Dr. Brennan resigned as our President and Chief Executive Officer on and effective as of March 9, 2024.

Narrative Disclosure to Summary Compensation Table

Historically, our executive compensation program has reflected our innovative and growth-oriented corporate culture and is designed to attract, retain and incentivize and align executives with both short- and long-term company objectives. To date, the compensation of our Chief Executive Officer and our other executive officers has consisted of a combination of base salary, cash bonuses and long-term incentive compensation paid in the form of equity. The named executive officers, like all full-time employees, are eligible to participate in our health and welfare benefit plans. We will continue to evaluate its compensation values and philosophy and compensation plans and arrangements as circumstances require. We will review executive compensation from time to time at the discretion of the Compensation Committee or the Board. As part of this review process, the Board and Compensation Committee will apply our Company values and compensation philosophy, while considering the compensation levels needed to ensure the organization’s executive compensation program remains competitive and aligns incentives with the goals of the organization.

Base Salary

In November 2023, the former President and Chief Executive Officer approved a promotion for Ms. Dooley as the Head of Finance, at the Vice President level, effective as of November 16, 2023, resulting in an annual base salary of $325,000 for Ms. Dooley, which amount has remained in effect through Ms. Dooley’s subsequent appointments to Principal Financial Officer and Principal Executive Officer in March 2024 and January 2025, respectively. In February 2024, the Compensation Committee and the Board approved an annual increase in base salaries for certain employees effective as of January 1, 2024, resulting in an annual base salary of $628,306 for Dr. Brennan, and an annual base salary of $437,712 for Mr. Awad. As a result of the Company's decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU and significantly reduce our operations and the workforce, the Company and the Board did not increase base salaries in 2025.

Annual Bonuses

Our employment agreements with our executive officers provide for the opportunity to earn a cash bonus based upon achievement of both corporate and individual goals determined by the Board based on a target percentage of annual base salary. The Board approved a 2024 bonus for employees, equal to 100% of their individual target 2024 bonus, pro-rated by the number of days employed in 2024. Ms. Dooley received 100% of her target 2024 bonus, in the amount of $97,500.

In February 2024, the Board awarded Dr. Brennan a cash bonus of $286,569, which represented 47% of her annual base salary, in recognition of her services provided in the year ended December 31, 2023 and in accordance with the terms of her employment agreement and bonus assessment. In February 2024, the Board awarded Mr. Awad a cash bonus of $148,864, which represented 35% of his annual base salary in recognition of his services provided in the year ended December 31, 2023 and in accordance with the terms of his employment agreement and bonus assessment. In February 2024, the Board awarded Ms. Dooley a cash bonus of $85,800, which represented 26% of her annual base salary in recognition of her services provided in the year ended December 31, 2023 and in accordance with the terms of her employment agreement and bonus assessment.

Equity Awards

In January 2024, we granted the following options to our named executive officers: Dr. Brennan was granted 65,000 restricted stock awards, Mr. Awad was granted 29,250 restricted stock awards, and Ms. Dooley was granted 12,000 restricted stock awards. The restricted shares under these awards are scheduled to vest in equal annual installments starting January 31, 2025 through January 31, 2026. In January 2024, we also granted 65,000 restricted stock awards to Dr. Brennan and 29,250 restricted stock awards to Mr. Awad, as part of a performance award plan and were scheduled to vest when specific performance criteria were met. As a result of our decision to discontinue Synpheny-3, significantly reduce operations and the workforce, the restricted stock awards associated with the performance award plan were cancelled in February 2024.

In March 2023, we granted the following options to our named executive officers: Ms. Dooley was granted 3,612 time-based vesting options and 904 restricted stock awards. The time-based vesting options vest in equal monthly installments over four years and the restricted shares under these awards are scheduled to vest in equal annual installments starting April 1, 2024 through April 1, 2027. Dr. Brennan was granted 42,999 time-based vesting options and 8,666 performance-based vesting option; Mr. Awad was granted 16,666 time-based vesting options. Each option award had an exercise price of $9.30 per share. The time-based vesting options vest in equal monthly installments over four years and the performance-based vesting options vest upon achievement of certain clinical and regulatory developments. In November 2023, as previously reported, we approved a one-time stock option repricing of outstanding options, including certain options held by our named executive officers. The exercise price of each repriced option was amended to reduce such exercise price to $1.85, the closing price per share of our common stock on November 10, 2023, the repricing date.

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

On February 17, 2024, we entered into a separation agreement with Dr. Brennan, pursuant to which Dr. Brennan’s employment terminated effective March 9, 2024 (the “Brennan Separation Agreement”). Pursuant to the Brennan Separation Agreement, Dr. Brennan received a lump-sum severance payment equal to $693,632 consisting of (i) an amount equal to her 2024 annual bonus equal to 100% of her target 2024 bonus, pro-rated by the number of days employed in 2024, ($65,327) and (ii) and amount equal to twelve months of her base salary ($628,305). Dr. Brennan is also entitled to continued health insurance coverage for up to twelve months following her departure.

On March 7, 2024, we entered into a consulting agreement with Dr. Brennan, pursuant to which Dr. Brennan will receive a consulting fee of five-hundred and fifty dollars ($550) per hour. Dr. Brennan's current equity grants will continue to vest during the consulting period according to the applicable vesting schedule set forth in the original grant agreements, but shall otherwise remain subject to the original terms and conditions of such equity grants. Any unvested equity upon the termination of this agreement will be forfeited. We or Dr. Brennan may terminate this agreement by giving thirty (30) days prior written notice to the other party or immediately in the case of material breach.

Antoine Awad

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

In connection with his appointment as Chief Operating Officer in July 2020, the Compensation Committee, approved: (1) an increase in Mr. Awad’s base salary to $376,000, effective as of July 1, 2020, (ii) a target bonus of 40% and (iii) a grant of an option to purchase an aggregate of 70,000 shares of the Company’s common stock at an exercise price of $1.85 (the fair market value on the date of the grant) which option vests in equal monthly installments for 48 months. In March 2024, the Board, upon recommendation of the Compensation Committee, approved an increase in Mr. Awad’s base salary to $437,712, effective as of January 1, 2024. In March 2024, the Board appointed Mr. Awad as the Principal Executive Officer.

On December 17, 2024, we entered into a separation agreement with Antoine Awad, Principal Executive Officer, pursuant to which Mr. Awad's employment terminated effective December 31, 2024 (the “Awad Separation Agreement”). Pursuant to the Awad Separation Agreement, Mr. Awad received a lump-sum severance payment equal to $667,511 consisting of (i) an amount equal to his 2024 annual bonus equal to 100% of his target 2024 bonus ($175,085), (ii) an amount equal to six months of his base salary ($218,856) and (iii) a retention bonus equivalent to seventy-five percent of his base salary for each month of service to the Company between March 1, 2024 and December 31, 2024 ($273,570). Mr. Awad is also entitled to continued health insurance coverage for up to six months following his departure.

On December 17, 2024, we entered into a consulting agreement with Antoine Awad, effective January 1, 2025, pursuant to which Mr. Awad will receive a consulting fee of three-hundred and fifty dollars ($350) per hour. Mr. Awad's current equity grants will continue to vest during the consulting period according to the applicable vesting schedule set forth in the original grant agreements, but shall otherwise remain subject to the original terms and conditions of such equity grants. Any unvested equity upon the termination of this agreement will be forfeited. We or Mr. Awad may terminate this agreement by giving thirty (30) days prior written notice to the other party or immediately in the case of material breach.

Outstanding Equity Awards at Fiscal Year End

The following table presents the equity awards outstanding on the last day of December 31, 2024 to each of the NEOs. All equity awards set forth in the table below were granted under the 2015 Stock Incentive Plan except for the awards with a grant date of October 28, 2022 which were granted under the 2017 Equity Incentive Award Plan.

			Option Awards				Stock Awards
		Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1) ($)
Mary Beth Dooley		6/29/2018	333	-	$1.85	6/29/2028
Principal Executive Officer and Principal Financial Officer		11/30/2018	200	-	$1.85	11/30/2028
		3/5/2019	466	-	$1.85	3/5/2029
		3/10/2020	625	-	$1.85	3/10/2030
		3/10/2020	500	-	$1.85	3/10/2030
	(2)	3/10/2021	1,909	174	$1.85	3/10/2031
	(3)	3/10/2021					67	$94
	(4)	2/4/2022	2,312	943	$1.85	2/4/2032
	(5)	2/4/2022					406	$568
	(6)	9/30/2022	2,212	1,704	$1.85	9/30/2023
	(7)	10/28/2022					533	$746
	(8)	3/16/2023	1,508	2,104	$1.85	3/16/2033
	(9)	3/16/2023					678	$949
	(10)	1/2/2024					12,000	$16,800
Antoine Awad		2/28/2019	3,666	-	$1.85	2/28/2029
Former Principal Executive Officer		3/5/2019	666	-	$1.85	3/5/2029
		3/10/2020	4,666	-	$1.85	3/10/2030
		7/14/2020	4,666	-	$1.85	7/14/2030
	(2)	3/10/2021	4,276	390	$1.85	3/10/2031
	(3)	3/10/2021					291	$407
	(4)	2/4/2022	7,812	3,219	$1.85	2/4/2032
	(5)	2/4/2022					1,360	$1,904
	(8)	3/16/2023	6,946	9,720	$1.85	3/16/2033
	(10)	1/2/2024					29,250	$40,950
Aoife M. Brennan, MB, BCh, BAO, MMSc	(2)	3/10/2021	11,654	1,583	$1.85	3/10/2031
Former President and Chief Executive Officer	(3)	3/10/2021					1,188	$1,663
	(4)	2/4/2022	4,824	8,441	$1.85	2/4/2032
	(5)	2/4/2022					3,564	$4,990
	(8)	3/16/2023	7,168	25,079	$1.85	3/16/2033
	(10)	1/2/2024					65,000	$91,000

(1)
The market value of the stock awards is determined by multiplying the number of shares by $1.40, the closing price of our common stock on the Nasdaq Global Market on December 31, 2024, the last trading day of our fiscal year.
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
(6)
The unvested shares under this option are scheduled to vest in approximately equal monthly installments through September 16, 2026.
(7)
The restricted shares under this award are scheduled to vest in equal annual installments starting October 28, 2023 through October 28, 2025.
(8)
The unvested shares under this option are scheduled to vest in approximately equal monthly installments through April 1, 2027.
(9)
The restricted shares under this award are scheduled to vest in equal annual installments starting April 1, 2024 through April 1, 2027.
(10)
The restricted shares under this award are scheduled to vest in equal annual installments starting January 31, 2025 through January 31, 2026.

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

Mary Beth Dooley

Ms. Dooley previously entered into an offer letter with us dated April 11, 2018 (the “Offer Letter”). On December 19, 2024 we entered into an employment agreement (the "Employment Agreement") with Ms. Dooley, in connection with her appointment as the Principal Executive Officer and Principal Financial Officer, effective January 1, 2025. In connection with the employment agreement, Ms. Dooley was entitled to receive (i) current base salary of $325,000 per annum, (ii) a target bonus of 30% of her salary for 2024, and (iii) is eligible to receive a retention bonus in an amount equal to 75% of her base salary for each month of service to the Company between March 1, 2024 and the month in which the Company consummates a Change in Control, provided Ms. Dooley remains employed through such date, and if earlier, the month in which the Company terminates her employment without Cause or she resigns her employment with Good Reason under Section 6(c) of this Employment Agreement, in each case subject to her entering into a Separation Agreement in accordance with Section 6(d) of this Employment Agreement (the “Retention Bonus”).

Ms. Dooley's employment agreement, provides that, in the event that Ms. Dooley's employment is terminated for any reason other than for “cause,” death or “disability,” or by Ms. Dooley for “good reason” (each as defined in her employment agreement), she will be entitled to receive (i) continuing severance pay at a rate equal to 100% of her base salary, as then in effect, for a period of nine months from the date of such termination, to be paid periodically in accordance with normal Company payroll practices; (ii) the right to continue health care benefits under COBRA, paid by the Company until the earlier of (a) nine months from termination, or (b) the date on which Ms. Dooley becomes eligible for healthcare insurance with a subsequent employer, and (iii) a retention bonus, if not yet payable under Section 3(b) due to the Company's consummation of a Change in Control. Upon the earlier of (A) the filing of a certificate of corporate dissolution with the Delaware Secretary of State, (B) the closing of a Change in Control or (C) the termination of Ms. Dooley's employment by the Company without Cause or her resignation with Good Reason under Section 6(c) of this Agreement, the unvested portion of each Equity Grant shall accelerate and become fully vested and exercisable in accordance with the terms of the applicable award agreement.

The following definitions apply to the employment agreements with Ms. Dooley:

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

“Change in control” is defined as a transaction or a series of related transactions in which: (i) all or substantially all of the assets of the Company are transferred to any “person” or “group” (as such terms are defined in Section 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)); (ii) any person or group, other than a person or group who prior to such acquisition is a “beneficial owner” (as defined in Rules 13d-3 and 13d-5 under the Exchange Act), directly or indirectly, of any of the Company’s equity, becomes the “beneficial owner”, directly or indirectly, of the Company’s outstanding equity representing more than 50% of the total voting power of the Company’s then-outstanding equity; or (iii) the Company undergoes a merger, reorganization or other consolidation in which the holders of the outstanding equity of the Company immediately prior to such merger, reorganization or consolidation directly or indirectly own less than 50% of the surviving entity’s voting power immediately after the transaction, provided further that the transaction or transactions meet all of the requirements set forth in Treasury Regulation §1.409A-3(i)(5)(v).

Other Benefits

Executive officers are eligible to participate in all of the Company’s employee benefit plans, including medical, dental, vision, group life, short and long-term disability, a 401(k) retirement plan, and an Employee Stock Purchase Plan (ESPP), in each case on the same basis as other employees, subject to applicable laws. We also provide paid-time-off benefits to all employees, including our executive officers.

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

DIRECTOR COMPENSATION

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2024 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board.

	Fees Earned or Paid in Cash (1)	Option Awards (2)
	($)	($)
Peter Barrett, Ph.D. (3)	81,500	—
Michael Burgess, MB, CHB, Ph.D. (4)	12,179	—
James Flynn (5)	31,222	5,499
Michael Heffernan (6)	55,500	—
Patricia Hurter, Ph.D. (3) (7)	10,533	—
Lisa Kelly-Croswell (8)	12,289	—
Nick Leschly (9)	45,000	—
Edward Mathers (10)	45,000	—
Richard P. Shea (11)	55,000	—

(1)
Amounts represent fees earned during 2024 under our Non-Employee Director Compensation Policy.
(2)
The amount reported represents the aggregate grant date fair value of option awards granted as estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). See Note 10 of the Original Filing for the assumptions used in calculating this amount. In February 2024, in connection with the Company’s restructuring the Board elected to forego the option grants as a cost-saving measure. Mr. Flynn was awarded an option to purchase 4,000 shares of our common stock upon his initial appointment to the Board in March 2024.
(3)
Dr. Barrett and Dr. Hurter elected to receive their 2024 compensation in the form of a stock grant pursuant to the Company’s Amended and Restated Non-Employee Director Compensation Program. Dr. Barrett had 56,044 option awards outstanding at December 31, 2024 and Dr. Hurter had no option awards outstanding at December 31, 2024. Dr. Hurter resigned from the Board on March 20, 2024.
(4)
Dr. Burgess resigned from the Board on March 20, 2024. Dr. Burgess had no option awards outstanding at December 31, 2024.
(5)
Mr. Flynn had 4,000 option awards outstanding at December 31, 2024.
(6)
Mr. Heffernan resigned from the Board on February 20, 2025. Mr. Heffernan had 6,800 options outstanding at December 31, 2024.
(7)
Dr. Hurter resigned from the Board on March 20, 2024. Dr. Hurter had no option awards outstanding at December 31, 2024.
(8)
Ms. Lisa Kelly-Croswell resigned from the Board on March 20, 2024. Ms. Kelly-Croswell had no option awards outstanding at December 31, 2024.
(9)
Mr. Leschly resigned from the Board on January 10, 2025. Mr. Leschly had 9,728 option awards and 1,543 restricted shares outstanding at December 31, 2024.
(10)
Mr. Mathers had 8,465 option awards outstanding at December 31, 2024.
(11)
Mr. Shea had 8,464 option awards outstanding at December 31, 2024.

Pursuant to our Amended and Restated Non-Employee Director Compensation Program, which was amended and restated on April 26, 2025 (the "Amended Policy"), each of our non-employee directors shall be automatically granted, on the date of the annual meeting of the Company’s stockholders or such other date as may be determined by the Board (the “Grant Date”), an award of 15,000 shares of restricted stock (the “Awards”) under the Equity Plan in consideration of the Non-Employee Director’s past and/or continued employment with or service to the Company, and for other good and valuable consideration. Each Award shall vest and become exercisable on December 15 of the year in which the grant is made, subject to such director continuing to provide services to the Company through each such vesting date. Pursuant to the Amended Policy, all of the Awards granted to a non-employee director, and any other stock options or other equity-based awards outstanding and held by the non-employee director, shall vest and, if applicable, become exercisable with respect to one hundred percent (100%) of the shares subject thereto immediately prior to the occurrence of a Change in Control (as defined in the Equity Plan), to the extent outstanding at such time. We reimburse our non-employee directors for all reasonable and customary business expenses incurred providing services to us in accordance with Company policy. Pursuant to our Amended Policy, no cash compensation is awarded to our non-employee directors for their service on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025 for (a) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days after March 31, 2025 pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 11,696,109 shares of common stock outstanding on March 31, 2025.

	Shares Beneficially
	Owned (1)
	Number	Percent
Name and Address of Beneficial Owner**
Directors and Named Executive Officers:
Peter Barrett, Ph.D. (2)	232,842	1.98%
Aoife Brennan, MB, BCh, BAO, MMSc (3)	32,724	*
Antoine Awad (4)	65,539	*
Mary Beth Dooley (5)	24,404	*
James Flynn (6)	1,333	*
Richard P. Shea (7)	8,964	*
Edward Mathers (8)	8,465	*
All current directors and executive officers as a group (5 persons) (9)	289,242	2.35%
Five Percent Stockholders:
Funicular Funds (10)	3,312,219	28.32%
601 California Street, Suite 1151
San Francisco, California 94108
New Enterprise Associates 14, L.P. (11)	2,922,774	24.99%
1954 Greenspring Drive, Suite 600
Timonium, MD 21093
John A. Kryzanowski (12)	733,412	6.27%
c/o Shartsis Friese LLP
425 Market Street, 11th Floor
San Francisco, CA 94105
Bradley L. Radoff (13)	629,211	5.38%
2727 Kirby Drive, Unit 29L
Houston, Texas 77098
Armistice Capital LLC (14)	614,288	5.25%
501 Madison Avenue, 7th Floor
New York, New York 10022

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

** Addresses are given for beneficial owners of more than 5% of the outstanding common stock only.

(1)
Includes shares issuable upon the exercise of options to purchase shares of common stock within 60 days following March 31, 2025.
(2)
Consists of 176,798 shares of our common stock owned by Atlas Venture Fund IX, L.P. (“Atlas IX”) and 56,044 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2025. Atlas Venture Associates IX, L.P. (“AVA IX LP”), is the general partner of Atlas IX, and Atlas Venture Associates IX, LLC (“AVA IX LLC”), is the general partner of AVA IX LP. Dr. Barrett disclaims Section 16 beneficial ownership of the securities held by Atlas IX, except to the extent of his pecuniary interest therein, if any.
(3)
Consists of X shares of our common stock held by Dr. Brennan and 32,724 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2025.
(4)
Consists of 29,566 shares of our common stock held by Mr. Awad and 35,973 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2025.
(5)
Consists of 13,045 shares of our common stock held by Ms. Dooley and 11,359 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2025.

(6)
Mr. Flynn was granted the right to purchase 4,000 shares of our common stock, upon Mr. Flynn's appointment to our Board on March 19, 2024. The option vests and becomes exercisable in substantially equal installments on each of the first three anniversaries of March 19, 2024, subject to Mr. Flynn continuing to provide services to the Issuer through such vesting date.
(7)
Consists of 500 shares of our common stock held by Mr. Shea and 8,464 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2025.
(8)
Consists of 8,465 shares of our common stock issuable upon the exercise of options held by Mr. Mathers exercisable within 60 days following March 31, 2025.
(9)
See footnotes 2, 5, 6, 8 and 9.
(10)
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
(11)
This information is based solely on a Schedule 13D filed with the Securities and Exchange Commission on or about May 16, 2024. Consists of 2,922,774 shares held by New Enterprise Associates 14, L.P. (“NEA 14”). NEA Partners 14, L.P. (“NEA Partners 14”) is the sole general partner of NEA 14. NEA 14 GP, LTD (“NEA 14 LTD”) is the sole general partner of NEA Partners 14. The individual Directors (the “Directors”) of NEA 14 LTD are M. James Barrett, Peter J. Barris, Forest Baskett, Anthony A. Florence, Jr., Patrick J. Kerins, David M. Mott, Scott D. Sandell, Peter Sonsini and Ravi Viswanathan. The Directors share voting and dispositive power with regard to shares held directly by NEA 14. Edward Mathers is a partner at NEA. The number of shares does not include warrants to purchase shares of common stock held by New Enterprise Associates, which are subject to beneficial ownership limitations.
(12)
This information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on or about February 25, 2025. Consists of 733,413 shares of our common stock held of record by John A. Kryzanowski. The number of shares does not include warrants to purchase shares of common stock held by John A. Kryzanowski, which are subject to beneficial ownership limitations.
(13)
This information is based solely on a Schedule 13G filed with the Securities and Exchange Commission on or about April 18, 2024. Consists of 629,211 shares of our common stock held of record by Bradley L. Radoff.
(14)
This information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on or about November 14, 2024. Consists of 614,288 shares held by Armistice Capital, LLC (“Armistice Capital”). Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The number of shares does not include warrants to purchase shares of common stock held by Armistice Capital, LLC, which are subject to beneficial ownership limitations.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2024.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	320,475	$11.23	864,122
Equity compensation plans not approved by security holders (2)	4,508	$58.24	87,370
Total	324,983	$11.88	951,492

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
(2)
Consists of the Synlogic 2017 Stock Incentive Plan and the 2023 Inducement Equity Incentive Award Plan. See Note 10 of the Original Filing for descriptions of the plans.

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2024, and December 31, 2023, and fees billed for other services rendered by KPMG LLP during those periods.

	2024	2023
Audit fees: (1)	$570,010	$743,440
Audit related fees: (2)	-	-
Tax fees: (3)	26,523	27,940
Other fees: (2)	-	-
Total	$596,533	$771,380

(1)
Audit fees in 2024 and 2023 were for professional fees rendered for the audits of our financial statements, including accounting consultation, and reviews of quarterly financial statements, as well as for services that are normally provided in connection with regulatory filings or engagements, including comfort letters.
(2)
There were no audit-related or other fees in 2024 or 2023.
(3)
Tax fees in 2024 and 2023 were for professional fees rendered for matters related to filing our federal and state tax returns and permissible tax consultation services.

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

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated June 15, 2023		8-K (Exhibit 3.1)	6/15/2023	001-37566

3.5	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated September 27, 2023		8-K (Exhibit 3.1)	9/28/2023	001-37566

3.6	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock of Synlogic, Inc., as filed with the Secretary of State of the State of Delaware on February 20, 2024.		8-K (Exhibit 3.1)	2/20/2024	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566

4.3	Form of Pre-Funded Warrant		8-K (Exhibit 4.1)	9/29/2023	001-37566

4.4	Form of Purchase Warrant		8-K (Exhibit 4.2)	9/29/2023	001-37566

4.5	Description of Securities		10-K (Exhibit 4.3)	03/12/2020	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.6	Rights Agreement, dated as of February 20, 2024, between Synlogic, Inc. and Equiniti Trust Company LLC, as rights agent.		8-K (Exhibit 4.1)	2/20/2024	001-37566

10.1	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	001-37566

10.6	2023 Inducement Equity Incentive Award Plan		10-K (Exhibit 10.6)	03/19/2024	001-37566

10.7	Form of Stock Option Grant Notice and Stock Option Agreement under 2023 Inducement Equity Incentive Award Plan		10-K (Exhibit 10.7)	03/19/2024	001-37566

10.8	Non‑Employee Director Compensation Program.	X

10.9	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

10.10#	Separation Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of February 17, 2024		10-K (Exhibit 10.16)	03/19/2024	001-37566

10.11#	Separation Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of December 17, 2024		10-K (Exhibit 10.10)	03/06/2025	001-37566

10.12#	Consulting Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of December 17, 2024		10-K (Exhibit 10.11)	03/06/2025	001-37566

10.13#	Amended Employment Letter Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of December 19, 2024		10-K (Exhibit 10.12)	03/06/2025	001-37566

10.14†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	08/28/2017	001-37566

10.15	Sales Agreement, dated as of July 23, 2021 by and between the registrant and Jefferies LLC		10-Q (Exhibit 1.1)	11/10/2021	001-37566

10.16†	Foundry Terms of Service Agreement dated June 11, 2019 by and between Synlogic Operating Company Inc. and Ginkgo Bioworks, Inc.		10-Q (Exhibit 10.2)	08/08/2019	001-37566

10.17	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

10.18†	Lease Termination Agreement by and between BMR-Rogers Street LLC and Synlogic, Inc.		10-Q (Exhibit 10.2)	08/08/2024	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

19.1	Synlogic's Insider Trading Policy		10-K (Exhibit 19.1)	03/06/2025	001-37566

21.1	Subsidiaries of the registrant		10-K (Exhibit 21.1)	03/06/2025	001-37566

23.1	Consent of Independent Registered Public Accounting Firm		10-K (Exhibit 23.1)	03/06/2025	001-37566

24.1	Power of Attorney (included in the signature page hereto)		10-K (Exhibit 24.1)	03/06/2025	001-37566

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).		10-K (Exhibit 32)	03/06/2025	001-37566

97.1	Synlogic's Incentive Compensation Recovery Policy		10-K (Exhibit 97.1)	03/06/2025	001-37566

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.		10-K (Exhibit 101.INS)	03/06/2025	001-37566

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents		10-K (Exhibit 101.SCH)	03/06/2025	001-37566

104	Cover page Interactive Data File (embedded within the Inline XBRL document)		10-K (Exhibit 104)	03/06/2025	001-37566

^ The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

# Management contract or compensatory plans or arrangements.† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Synlogic, Inc.

Date: April 30, 2025	By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer (principal executive officer, principal financial officer and principal accounting officer)