Form 10-Q
period 2025-03-31
SYNLOGIC, INC.
filed 2025-05-08
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, there were 11,696,109 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•
the impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates, or market disruptions on our business; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors."

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Annual Report"), filed with the Securities and Exchange Commission (the "SEC") on March 6, 2025 and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,271	$18,860
Prepaid expenses and other current assets	559	830
Assets held for sale	86	86
Total current assets	17,916	19,776
Restricted cash	50	50
Total assets	$17,966	$19,826
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$80	$164
Accrued expenses	946	2,037
Purchase warrant liability	3,847	4,874
Total current liabilities	4,873	7,075
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 11,975,901 shares issued and 11,696,109 shares outstanding as of March 31, 2025 and 11,975,901 shares issued and 11,696,109 shares outstanding as of December 31, 2024	12	12
Additional paid-in capital	456,933	456,908
Accumulated other comprehensive income	—	—
Accumulated deficit	(441,334)	(441,651)
Treasury stock, at cost (279,792 shares at March 31, 2025 and at December 31, 2024)	(2,518)	(2,518)
Total stockholders' equity	13,093	12,751
Total liabilities and stockholders' equity	$17,966	$19,826

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$—	$8
Operating expenses:
Research and development	22	7,680
General and administrative	836	2,884
Restructuring and other charges	40	28,289
Total operating expenses	898	38,853
Loss from operations	(898)	(38,845)
Other income (expense):
Interest and investment income	188	553
Change in fair value of purchase warrant liability	1,027	12,688
Other expense	—	(2)
Total other income, net	1,215	13,239
Net income (loss)	$317	$(25,606)
Net income (loss per share) - basic and diluted	$0.03	$(2.11)
Weighted-average common shares - basic	12,283,543	12,131,461
Weighted-average common shares - diluted	12,388,595	12,131,461

Comprehensive income (loss):
Net income (loss)	$317	$(25,606)
Net unrealized loss on marketable securities	—	(6)
Comprehensive income (loss)	$317	$(25,612)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
Balance at December 31, 2024	11,975,901	$12	$456,908	$—	$(441,651)	(279,792)	$(2,518)	$12,751
Equity-based compensation expense	—	—	25	—	—	—	—	25
Net income	—	—	—	—	317	—	—	317
Balance at March 31, 2025	11,975,901	$12	$456,933	$—	$(441,334)	(279,792)	$(2,518)	$13,093

Balance at December 31, 2023	9,465,949	$10	$453,565	$6	$(418,292)	(279,792)	$(2,518)	$32,771
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	7,839	—	13	—	—	—	—	13
Exercise of options	2,494	—	4	—	—	—	—	4
Exercise of pre-funded warrants	2,251,000	2	—	—	—	—	—	2
Issuance of restricted stock	362,700	—	—	—	—	—	—	—
Cancellation of restricted stock	(182,978)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,221	—	—	—	—	2,221
Unrealized gain (loss) on securities	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	(25,606)	—	—	(25,606)
Balance at March 31, 2024	11,907,004	$12	$455,803	$—	$(443,898)	(279,792)	(2,518)	$9,399

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$317	$(25,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	347
Gain on disposal of property and equipment	(12)	(103)
Impairment loss on fixed assets	—	5,393
Impairment loss on ROU assets	—	9,571
Gain on lease termination	—	(43)
Impairment of prepaid research and development	—	5,219
Equity-based compensation expense	25	2,221
Change in fair value of warrant liability	(1,027)	(12,688)
Accretion/amortization of investment securities	—	(231)
Reduction in carrying amount of operating lease right of use asset	—	948
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	271	(568)
Prepaid research and development, net of current portion	—	1,906
Other assets	—	2
Accounts payable and accrued expenses	(1,175)	(622)
Operating lease liabilities	—	(1,182)
Net cash used in operating activities	(1,601)	(15,436)
Cash flows from investing activities:
Purchases of marketable securities	—	(1,477)
Proceeds from maturity of marketable securities	—	17,999
Purchases of property and equipment	—	(395)
Proceeds from the sale of property and equipment	12	155
Net cash provided by investing activities	12	16,282
Cash flows from financing activities:
Payments on finance lease obligations	—	(3)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	13
Proceeds from employee stock purchases and exercise of stock options	—	4
Proceeds from exercise of pre-funded warrants	—	2
Net cash provided by financing activities	—	16
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,589)	862
Cash, cash equivalents and restricted cash at beginning of period	18,910	25,057
Cash, cash equivalents and restricted cash at end of period	$17,321	$25,919

Supplemental disclosure of non-cash investing activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination	$—	$1,626

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)
Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (Synlogic or the Company), is a biopharmaceutical company that applied synthetic biology to the discovery and development of Synthetic Biotics. Synthetic Biotics are generated from Synlogic’s proprietary platform, leveraging a reproducible, modular approach to the generation of novel drug candidates that perform or deliver critical therapeutic functions. Synthetic Biotics are designed to metabolize a toxic substance, compensate for missing or damaged metabolic pathways or deliver combinations of therapeutic factors. Synlogic’s goal is to discover, develop and ultimately commercialize Synthetic Biotics. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants, to, among other things, support the strategic review process and current business operations. (see Note 7, Restructuring and Other Charges)

Going Concern and Liquidity

The Company’s interim unaudited consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $441.3 million at March 31, 2025. At March 31, 2025, the Company had $17.3 million in unrestricted cash and cash equivalents. Following the execution of the corporate restructuring over the course of the year ended December 31, 2024, the Company has determined its current cash and cash equivalents as of March 31, 2025 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. As the Company continues to review strategic alternatives, the Company will continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 6, 2025 (the 2024 Annual Report), have had no material changes during the three months ended March 31, 2025.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and the related disclosures as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2024 and 2023 audited consolidated financial statements and notes included in the 2024 Annual Report. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period or future year or period.

Principles of Consolidation

The accompanying interim unaudited consolidated financial statements include the accounts of Synlogic and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

(3) Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the 2024 Annual Report.

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

The Company accounts for issued warrants either as derivative liabilities or as equity instruments depending on the specific terms of the agreement. Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The purchase warrants (defined below) issued in October 2023 are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss). We periodically evaluate changes in facts and circumstances that could impact the classification of warrants. None of the purchase warrants have been exercised since their issuance.

At March 31, 2025 and December 31, 2024, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$17,271	$17,271	$—	$—
Total	$17,271	$17,271	$—	$—
Liabilities:
Purchase warrant liability	$3,847	$—	$—	$3,847
Total	$3,847	$—	$—	$3,847

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,860	$18,860	$—	$—
Total	$18,860	$18,860	$—	$—
Liabilities:
Purchase warrant liability	$4,874	$—	$—	$4,874
Total	$4,874	$—	$—	$4,874

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at March 31, 2025 and December 31, 2024 are included below:

	March 31, 2025	December 31, 2024
Expected Term	3.5 years	3.75 years
Weighted-average, risk free interest rate	3.9%	4.3%
Expected volatility	90.1%	90.0%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$1.24	$1.40

(4) Assets Held for Sale

In February 2024, the Company committed to a plan to sell its remaining lab equipment and therefore has classified the amount as assets held for sale on the interim unaudited consolidated balance sheet as of March 31, 2025. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. During the second quarter of 2024, the Company engaged a third party to assist with an ongoing auction of its assets held for sale, which resulted in proceeds of $0.01 million and a $0.01 million gain on disposal of lab equipment during the three months ended March 31, 2025.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid insurance	$337	$517
Prepaid research and development	—	128
Other prepaid expenses	159	110
Other current assets	63	75
Total prepaid expenses and other current assets	$559	$830

(6) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Payroll related	$21	$126
Professional fees	97	205
Restructuring costs	775	1,656
Other	53	50
Total accrued expenses	$946	$2,037

(7) Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and as a result are currently evaluating strategic options for the Company with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

The Company also announced a corporate restructuring that included a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants, to, among other things, support the strategic review process and current business operations. In connection with the corporate restructuring, the Company recorded restructuring charges for severance and related costs of $0.05 million and $5.6 million during the three months ended March 31, 2025 and 2024, respectively. The

Company also executed consulting agreements with a select number of former employees in which their equity continues to vest under the terms of the original award. The consulting services were determined to be non-substantive and as a result, the Company has accelerated the related stock compensation expense. There was no acceleration of stock compensation expense for the three months ended March 31, 2025 and there was $1.8 million of stock compensation expense included in restructuring charges for the three months ended March 31, 2024.

During the three months ended March 31, 2025, restructuring and other charges also include gains on equipment sales of $0.01 million. For the three months ended March 31, 2024, restructuring and other charges also include impairment of the right-of-use assets associated with the Company's leased spaces of $9.6 million and impairment of property and equipment of $5.3 million.

Additionally, there were charges of $5.2 million recorded during the three months ended March 31, 2024, related to the impairment of prepaid research and development in relation to the Ginkgo collaboration (see Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report). There was $0.8 million recorded for various costs related to the restructuring including legal fees, banking fees and lab decommissioning fees include in restructuring charges for the three months ended March 31, 2024.

As of March 31, 2025, approximately $0.8 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses, in addition to professional services costs.

(8) Stockholders’ Equity

Rights Plan

On February 20, 2024, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”), payable on March 1, 2024, for each share of common stock of the Company outstanding on March 1, 2024 to the stockholders of record on that date and for certain warrants to purchase Common Stock outstanding on March 1, 2024. In connection with the distribution of the Rights, the Company entered into a Rights Agreement, dated as of February 20, 2024, between the Company and Equiniti Trust Company LLC, as rights agent (the “Rights Agreement”).

Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”) at a price of $12.00 per one one-thousandth of a share of Series A Preferred Stock represented by a Right (the “Purchase Price”), subject to adjustment.

The Rights were determined to have no value upon issuance and no rights were exercisable as of March 31, 2025.

October 2023 Financing

On October 3, 2023, the Company issued and sold, through an underwritten public offering:

•
3,921,928 shares of its common stock at a price of $2.84 per share less underwriting discounts and commissions;
•
pre-funded warrants to purchase up to 3,472,435 shares of its common stock at a price of $2.839 immediately following the consummation of the offering; and
•
accompanying common stock warrants (the “purchase warrants”) to purchase up to 7,394,363 shares of its common stock at a price of $3.408 per share that are exercisable immediately after issuance and expire five years from the date of issuance.

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

The common stock and pre-funded warrants met the criteria for equity classification. The purchase warrants met the definition of a derivative instrument. Accordingly, upon issuance, the purchase warrants were recorded as a liability at fair value using the Black-Scholes option-pricing model in the amount of $13.4 million. Any subsequent changes in fair value of the purchase warrants is recognized in the consolidated statements of operations and comprehensive income (loss). The residual proceeds were allocated between the common stock and pre-funded warrants based on their relative fair values at the time of issuance. The amount allocated to the pre-funded warrants was recorded as a component of stockholders’ equity within additional paid-in capital.

At March 31, 2025, the fair value of the purchase warrants was $3.8 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $1.0 million was recorded in the three months ended March 31, 2025. Subsequent to their issuance and as of March 31, 2025, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of March 31, 2025. (See Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Ginkgo pre-funded warrants, exercise of stock options, and the employee stock purchase plan:

March 31, 2025
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	245,605
Employee Stock Purchase Plan	—
Total	8,362,151

(9) Equity-based Compensation

On January 1, 2025, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 584,805 shares and 116,961 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of March 31, 2025, there were an aggregate of 1,297,808 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 303,956 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s interim unaudited consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$—	$115
General and administrative	25	306
Restructuring charges: expense acceleration	—	1,800
	$25	$2,221

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$14	$1,480
Restricted stock awards	11	763
ESPP	—	(22)
	$25	$2,221

During the three months ended March 31, 2025, the Company did not grant any stock options. As of March 31, 2025, there was $0.05 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 1.46 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the three months ended March 31, 2025, the Company did not grant any restricted stock awards. As of March 31, 2025, there was approximately $0.04 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.0 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 10, Equity-based Compensation and Equity Incentive Plans in the 2024 Annual Report.

(10) Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. In computing diluted net income (loss) per share, the sum of the weighted-average number of shares of common stock outstanding during the period is used and only when their effect is dilutive, the weighted-average number of potential shares of common stock are included. In June 2019, the Company sold 422,718 shares of common stock and pre-funded warrants to purchase an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering (see Note 9, Stockholder's Equity and Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

Basic and diluted EPS for the three months ended March 31, 2025 and 2024 were calculated as follows (in millions, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$317	$(25,606)
Denominator:
Basic weighted-average common shares outstanding	12,283,543	12,131,461
Effect of dilutive securities	105,052	—
Diluted weighted-average common shares outstanding	12,388,595	12,131,461

Basic and Diluted EPS	$0.03	$(2.11)

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect.

	As of March 31,
	2025	2024
Purchase warrants	7,394,363	7,394,363
Unvested restricted common stock awards	—	213,204
Outstanding options to purchase common stock	323,983	504,390
Potential shares issuable under the ESPP	—	—
	7,718,346	8,111,957

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

The Company’s commitments described in the Company’s audited financial statements included in the 2024 Annual Report have had no material changes during the three months ended March 31, 2025.

(12) Income Taxes

The Company did not record an income tax benefit in its interim unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of March 31, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company did not record any amounts for unrecognized tax benefits as of March 31, 2025 or December 31, 2024.

(13) Segment Information

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

The CODM manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with long-term company-wide strategic goals. In making these decisions, the PEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company's consolidated net income (loss) that is reported on the consolidated statements of operations and comprehensive income (loss). Through this analysis, the CODM assesses performance by comparing actual consolidated net income (loss) versus the budget, and then decides how to allocate resources to invest in the Company's research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets. In addition, research and development, general and administrative expenses, and restructuring charges are significant segment expenses regularly provided to the PEO with the following categories:

Research and Development

	Three Months Ended March 31,
	(in thousands)
	2025	2024
Clinical research and external costs	$5	$3,706
Facility and all other costs	—	2,367
Compensation and benefits	17	1,607
Total research and development expense	$22	$7,680

General and Administrative

	Three Months Ended March 31,
	(in thousands)
	2025	2024
Consulting and professional services	$628	$1,465
Compensation and benefits	145	997
Facility and all other costs	63	422
Total general and administrative expense	$836	$2,884

Restructuring Charges

	Three Months Ended March 31,
	(in thousands)
	2025	2024
Facility and all other costs	$(12)	$20,036
Compensation and benefits	48	7,429
Consulting and professional services	—	269
Clinical research and external costs	4	555
Total restructuring charges	$40	$28,289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2025, as amended on April 30, 2025 (the “2024 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page [22] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). Unless otherwise indicated, references to the terms the “combined company”, “Synlogic”, the “Company”, “we”, “our” and “us” refer to Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein.

Overview

We are a biopharmaceutical company that advanced novel therapeutics to transform the care of serious diseases. We focused on rare metabolic disorders, with our lead program, labafenogene marselecobac (“SYNB1934”), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (“PKU”), and SYNB1353, a potential treatment for homocystinuria (“HCU”). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options.

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 was based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (“DMC”) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. We have completed the discontinuation with all of the Synpheny-3 clinical trial sites. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including, but not limited to, a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

Our early-stage pipeline included product candidates for enteric hyperoxaluria, gout, and cystinuria, and was fueled by a reproducible, proprietary approach that creates GI-restricted, oral medicines with new enzymatic pathways designed to consume or produce specific biological targets. We designed, developed and manufactured these drug candidates, which were produced by applying genetic engineering to well-characterized probiotics.

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

Business Overview

We currently operate in one reportable business segment—the discovery and development of Synthetic Biotics. To date, we have dedicated substantially all of our activities to the research and development of our product candidates. We have funded our operations to date primarily with proceeds from the sale of preferred stock, common stock, preferred units, warrants, payments received under prior collaborations, interest earned on investments, and cash received in the Merger.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. For the three months ended March 31, 2025, we recorded a gain of $1.0 million due to the remeasurement of the purchase warrant liability, which resulted in net income of $0.3 million for the corresponding period. We have incurred net losses of approximately $25.6 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of approximately $441.3 million, and we expect to incur losses for the foreseeable future as we develop our product candidates and explore strategic alternatives. Historically, our expenses and capital requirements have increased substantially in connection with our research and development activities, as we:

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

We do not expect to generate product revenue unless and until we successfully complete clinical development and obtain regulatory approvals for our product candidates, either alone or in collaboration with third parties. Additionally, we may utilize third-party contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”) to carry out potential clinical development and manufacturing activities, and we do not have a commercial organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. Accordingly, we anticipate that we will seek to fund our operations through public or private equity or debt financings, collaborations or licenses, finance lease transactions or other available financing transactions. However, we may be unable to raise additional funds through these or other means when needed. Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if it will be able to achieve or maintain profitability. Even if we are able to generate product revenue, we may not become profitable.

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

The successful development of our product candidates is highly uncertain and subject to a number of risks. Refer to the risk factors under the heading Risks Related to the Development of Our Product Candidates in the Risk Factors section of our 2024 Annual Report.

Research and development activities have historically accounted for a significant portion of our operating expenses. We expect our research and development expenses to continue to remain low in the near future as we have discontinued our Synpheny-3 clinical trial and are evaluating strategic options for the Company.

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

Restructuring and Other Charges

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. As a result, we started to undertake certain operational and organizational steps in connection with a strategic reorganization plan and related cost-saving measures. We initiated a plan to review strategic alternatives in which we substantially reduced our operations and reduced the workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants, to, among other things, support the strategic review process and current business operations.

Other Income (Expense)

Interest and investment income consists of income earned on investments. Other income (expense) consists primarily of gains and losses on foreign currency invoices and gains and losses on remeasurement of the purchase warrant liability.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our interim unaudited consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures.

Our critical accounting policies are described in our 2024 Annual Report. During the three months ended March 31, 2025, we determined that revenue recognition was no longer a critical accounting policy due to the corporate restructuring and current focus on the strategic review process and business operations.

Our estimates and assumptions, including those related to warrants and research and development expenses are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. The judgment regarding the inputs used to value liability-classified warrants using the Black-Scholes option pricing model and estimates and assumptions involved in our research and development expenses, involve a greater degree of judgment, and therefore we consider warrants and research and development expenses to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from our estimates under different assumptions or conditions. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	For the Three Months Ended		Change
	March 31, 2025	March 31, 2024	$
	(in thousands)
Revenue	$—	$8	$(8)
Operating expenses:
Research and development	22	7,680	(7,658)
General and administrative	836	2,884	(2,048)
Restructuring and other charges	40	28,289	(28,249)
Total operating expenses	898	38,853	(37,955)
Loss from operations	(898)	(38,845)	37,947
Other income (expense):
Interest and investment income	188	553	(365)
Change in fair value of purchase warrant liability	1,027	12,688	(11,661)
Other expense	—	(2)	2
Total other income, net	1,215	13,239	(12,024)
Net income (loss)	$317	$(25,606)	$25,923

Operating Expenses

Research and Development Expense

Research and development expense was $0.02 million for the three months ended March 31, 2025 compared to research and development expenses of $7.7 million in the corresponding period in 2024, a decrease of $7.7 million. The following table summarizes our research and development expense for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	March 31,		Change
	2025	2024	$
Labafenogene marselecobac (SYNB1934)	$—	$3,518	$(3,518)
SYNB8802	—	126	(126)
External pre-development candidate costs and unallocated costs	6	62	(56)
Total external costs	6	3,706	(3,700)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	16	1,607	(1,591)
Facility and other	—	2,367	(2,367)
Total internal costs	16	3,974	(3,958)
Total research and development expense	$22	$7,680	$(7,658)

*Headcount related expense of $0.5 million were reclassified from employee compensation and benefits expenses to facility and other expenses for the three months ended March 31, 2024.

The decrease in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $3.7 million, which primarily consisted of:
o
$3.5 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024;
o
$0.1 million decrease in clinical, manufacturing and professional costs associated with SYNB8802 (achieved proof of concept in 2022); and
o
$0.1 million decrease in other early development candidates and unallocated costs; and

•
A $4.0 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $0.8 million for the three months ended March 31, 2025, compared to $2.9 million for the corresponding period in 2024. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $0.04 million for the three months ended March 31, 2025, compared to $28.3 million for the corresponding period in 2024. As part of the corporate restructuring, we recorded impairment charges related to our leases, property and equipment, and prepaid research and development. Additionally, we had other restructuring costs related to severance payments due to the reduction in workforce, accelerated stock compensation expense, legal fees, and contract termination costs.

Other Income (Expense)

Other income was $1.2 million for the three months ended March 31, 2025, compared to $13.2 million for the corresponding period in 2024. The decrease in other income of $12.0 million was primarily related to a decrease in interest and investment income and a decrease in the change in fair value of the purchase warrants classified as liabilities on the interim unaudited consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of March 31, 2025, we had an accumulated deficit of $441.3 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under prior collaboration agreements, including our technology collaboration with Ginkgo and our collaboration with the Roche, interest earned on investments, and cash received in the Merger. At March 31, 2025, we had $17.3 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2025, our cash, cash equivalents and marketable securities balance decreased by $1.6 million. This decrease was primarily due to the cash used to operate our business. In February 2024, we implemented a strategic reduction of our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. In the three months ended March 31, 2025, we recorded restructuring and impairment charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(1,601)	$(15,436)
Investing activities	12	16,282
Financing activities	—	16
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,589)	$862

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $1.6 million for the three months ended March 31, 2025. The primary source of cash was our net income of $0.3 million, partially offset by changes in our assets and liabilities of $0.9 million, and $1.0 million non-cash items primarily including the change in fair value of purchase warrants, equity-based compensation, and gain on disposal of property and equipment. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets, and accounts payable and accrued expenses.

Net cash, cash equivalents and restricted cash used in operating activities was $15.4 million for the three months ended March 31, 2024. The primary use of cash was our net loss of $25.6 million, changes in our assets and liabilities of $0.4 million, partially offset by $10.6 million of non-cash items primarily including the impairment of fixed assets and the right of use asset, change in fair value of purchase warrants, depreciation, equity-based compensation, and the right of use asset. The changes in our assets and liabilities include increases in prepaid expenses and other current assets, and decreases in prepaid research and development expenses, the operating lease liability, and accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $0.01 million and resulted primarily from the proceeds from sales of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2024 was $16.3 million and resulted primarily from the proceeds from maturity of marketable securities of $18.0 million and $0.2 million from sales of property and equipment. This was offset by the purchases of marketable securities of $1.5 million, and the purchases of property and equipment of $0.4 million.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities for the three months ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2024 totaled $0.02 million, primarily related to net proceeds from the sale of our common stock in the ATM offering program.

Funding Requirements

We currently expect our expenses to decrease in the near term due to our decision to discontinue our Synpheny-3 clinical trial while we explore strategic alternatives. Pending the outcome of our review of strategic alternatives, and should we decide to continue to advance the clinical development of our product candidates, we expect to incur additional costs in connection with such activities.

We have generated revenue from our prior collaboration with Roche and other collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our current cash and cash equivalents as of March 31, 2025 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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
•
the extent to which our business is adversely impacted by the effects of the coronavirus outbreak or by other health epidemics or pandemics; and
•
other risks and uncertainties, including those listed under the “Risk Factors” in our 2024 Annual Report.

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations and Commitments” in our 2024 Annual Report.

Related Party Transactions

For a description of transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Certain Relationships and Related Person Transactions” in Amendment No. 1 to our 2024 Annual Report on Form 10-K/A filed with the SEC on April 30, 2025.

Recently Issued Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our interim unaudited consolidated financial statements, see Note 2, Summary of Significant Accounting Policies in the notes to the interim unaudited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation it was determined due to the material weakness described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

As previously disclosed in our 2024 Annual Report, management identified a material weakness in internal control over financial reporting. As described in the 2024 Annual Report, management has begun executing the remediation plan. The elements of the remediation plan can only be accomplished over time, and there is no assurance that these initiatives will ultimately have the intended effects. While these remediation efforts are ongoing, the material weakness should not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As a result, the material weakness continues to be present as of March 31, 2025.

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

1A. Risk Factors.

There have been no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024. The ownership of our common stock involves a number of risks and uncertainties. See the risk factors set forth in our 2024 Annual Report on Form 10-K under the caption “Item 1A—Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

(*) The certification attached as Exhibit 32 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Synlogic, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of such Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025

SYNLOGIC, INC.

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)