Form 10-Q
period 2025-06-30
SYNLOGIC, INC.
filed 2025-08-07
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 11,698,919 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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
•
the impact of tariffs and changes in economic policies, volatility in inflation, volatility in interest rates, or market disruptions on our business; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors.”
•
Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025 and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,027	$18,860
Prepaid expenses and other current assets	293	830
Assets held for sale	—	86
Total current assets	17,320	19,776
Restricted cash	50	50
Total assets	$17,370	$19,826
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45	$164
Accrued expenses	952	2,037
Purchase warrant liability	3,780	4,874
Total current liabilities	4,777	7,075
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 11,978,711 shares issued and 11,698,919 shares outstanding as of June 30, 2025 and 11,975,901 shares issued and 11,696,109 shares outstanding as of December 31, 2024	12	12
Additional paid-in capital	456,962	456,908
Accumulated other comprehensive income	—	—
Accumulated deficit	(441,863)	(441,651)
Treasury stock, at cost (279,792 shares at June 30, 2025 and at December 31, 2024)	(2,518)	(2,518)
Total stockholders' equity	12,593	12,751
Total liabilities and stockholders' equity	$17,370	$19,826

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$—	$—	$—	$8
Operating expenses:
Research and development	(14)	2,197	8	9,877
General and administrative	800	1,179	1,636	4,063
Restructuring and other charges	(9)	(3,795)	31	24,494
Total operating expenses	777	(419)	1,675	38,434
Income (loss) from operations	(777)	419	(1,675)	(38,426)
Other income (expense):
Interest and investment income	181	394	369	947
Change in fair value of purchase warrant liability	67	2,270	1,094	14,958
Other expense	—	—	—	(2)
Total other income, net	248	2,664	1,463	15,903
Income (loss) before income taxes	$(529)	$3,083	$(212)	$(22,523)
Income tax expense	—	(5)	—	(5)
Net income (loss)	$(529)	$3,078	$(212)	$(22,528)
Net income (loss) per share - basic and diluted	$(0.04)	$0.25	$(0.02)	$(1.85)
Weighted-average common shares - basic	12,319,147	12,203,956	12,301,476	12,168,081
Weighted-average common shares - diluted	12,319,147	12,399,068	12,301,476	12,168,081

Comprehensive income (loss):
Net income (loss)	$(529)	$3,078	$(212)	$(22,528)
Net unrealized loss on marketable securities	—	—	—	(6)
Comprehensive income (loss)	$(529)	$3,078	$(212)	$(22,534)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
	For the Three Months Ended June 30, 2025
Balance at March 31, 2025	11,975,901	$12	$456,933	$—	$(441,334)	(279,792)	$(2,518)	$13,093
Issuance of restricted stock	30,000	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,190)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	29	—	—	—	—	29
Net loss	—	—	—	—	(529)	—	—	(529)
Balance at June 30, 2025	11,978,711	$12	$456,962	$—	$(441,863)	$(279,792)	$(2,518)	$12,593

	For the Three Months Ended June 30, 2024
Balance at March 31, 2024	11,907,004	$12	$455,803	$—	$(443,898)	(279,792)	$(2,518)	$9,399
Exercise of options	79,799	—	149	—	—	—	—	149
Cancellation of restricted stock	(8,022)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	498	—	—	—	—	498
Net income	—	—	—	—	3,078	—	—	3,078
Balance at June 30, 2024	11,978,781	$12	$456,450	$—	$(440,820)	$(279,792)	$(2,518)	$13,124

	For the Six Months Ended June 30, 2025
Balance at December 31, 2024	11,975,901	$12	$456,908	$—	$(441,651)	(279,792)	$(2,518)	$12,751
Issuance of restricted stock	30,000	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,190)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	54	—	—	—	—	54
Net loss	—	—	—	—	(212)	—	—	(212)
Balance at June 30, 2025	11,978,711	$12	$456,962	$—	$(441,863)	(279,792)	$(2,518)	$12,593

	For the Six Months Ended June 30, 2024
Balance at December 31, 2023	9,465,949	$10	$453,565	$6	$(418,292)	(279,792)	$(2,518)	$32,771
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	7,839	—	13	—	—	—	—	13
Exercise of options	82,293	—	153	—	—	—	—	153
Exercise of pre-funded warrants	2,251,000	2	—	—	—	—	—	2
Issuance of restricted stock	362,700	—	—	—	—	—	—	—
Cancellation of restricted stock	(191,000)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,719	—	—	—	—	2,719
Unrealized loss on securities	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	(22,528)	—	—	(22,528)
Balance at June 30, 2024	11,978,781	$12	$456,450	$—	$(440,820)	(279,792)	(2,518)	$13,124

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(212)	$(22,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	347
Gain on disposal of property and equipment	(81)	(1,147)
Impairment loss on fixed assets	—	5,011
Impairment loss on ROU assets	—	9,571
Gain on lease termination	—	(3,271)
Impairment of prepaid research and development	—	5,219
Equity-based compensation expense	54	2,719
Change in fair value of warrant liability	(1,094)	(14,958)
Accretion/amortization of investment securities	—	(242)
Reduction in carrying amount of operating lease right of use asset	—	948
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	537	430
Prepaid research and development, net of current portion	—	1,906
Accounts payable and accrued expenses	(1,204)	(2,034)
Operating lease liabilities	—	(12,417)
Other assets	—	4
Net cash used in operating activities	(2,000)	(30,442)
Cash flows from investing activities:
Purchases of marketable securities	—	(1,477)
Proceeds from maturity of marketable securities	—	25,499
Purchases of property and equipment	—	(14)
Proceeds from the sale of property and equipment	167	1,229
Net cash provided by investing activities	167	25,237
Cash flows from financing activities:
Payments on finance lease obligations	—	(4)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	13
Proceeds from employee stock purchases and exercise of stock options	—	153
Proceeds from exercise of pre-funded warrants	—	2
Net cash provided by financing activities	—	164
Net decrease in cash, cash equivalents and restricted cash	(1,833)	(5,041)
Cash, cash equivalents and restricted cash at beginning of period	18,910	25,057
Cash, cash equivalents and restricted cash at end of period	$17,077	$20,016

Supplemental disclosure of non-cash investing activities:
Assets acquired under operating lease obligation	$—	$1,626
Property and equipment sales included in other current assets	$—	$61
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$—	$5

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

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants, to, among other things, support the strategic review process and current business operations. (see Note 7, Restructuring and Other Charges in this Quarterly Report on Form 10-Q).

Going Concern and Liquidity

The Company’s interim unaudited consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $441.9 million at June 30, 2025. At June 30, 2025, the Company had $17.0 million in unrestricted cash and cash equivalents. Following the execution of the corporate restructuring over the course of the year ended December 31, 2024, the Company has determined its current cash and cash equivalents as of June 30, 2025 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. As the Company continues to review strategic alternatives, the Company will continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 6, 2025 (the 2024 Annual Report), have had no material changes during the six months ended June 30, 2025.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and the related disclosures as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2024 and 2023 audited consolidated financial statements and notes included in the 2024 Annual Report. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period or future year or period.

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

At June 30, 2025 and December 31, 2024, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$17,027	$17,027	$—	$—
Total	$17,027	$17,027	$—	$—
Liabilities:
Purchase warrant liability	$3,780	$—	$—	$3,780
Total	$3,780	$—	$—	$3,780

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,860	$18,860	$—	$—
Total	$18,860	$18,860	$—	$—
Liabilities:
Purchase warrant liability	$4,874	$—	$—	$4,874
Total	$4,874	$—	$—	$4,874

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at June 30, 2025 and December 31, 2024 are included below:

	June 30, 2025	December 31, 2024
Expected Term	3.25 years	3.75 years
Weighted-average, risk free interest rate	3.7%	4.3%
Expected volatility	90.8%	90.0%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$1.27	$1.40

(4) Assets Held for Sale

In February 2024, the Company committed to a plan to sell its remaining lab equipment, which were classified as assets held for sale on the consolidated balance sheet as of December 31, 2024. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. During the second quarter of 2024, the Company engaged a third party to assist with an ongoing auction of its assets held for sale, which was completed during the six months ended June 30, 2025. The sale of the remaining lab equipment resulted in proceeds of $0.2 million and a $0.08 million gain on disposal of lab equipment during the six months ended June 30, 2025.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid insurance	$136	$517
Prepaid research and development	—	128
Other prepaid expenses	98	110
Other current assets	59	75
Total prepaid expenses and other current assets	$293	$830

(6) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Payroll related	$9	$126
Professional fees	83	205
Restructuring costs	841	1,656
Other	19	50
Total accrued expenses	$952	$2,037

(7) Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and as a result are currently evaluating strategic options for the Company with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

The Company also announced a corporate restructuring that included a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants, to, among other things, support the strategic review process and current business operations. In connection with the corporate restructuring, the Company recorded restructuring charges for severance and related costs of $0.06 million and $0.11 million during the three and six months ended June 30, 2025, respectively. The Company recorded charges for severance and related costs of $0.3 million and $5.9 million during the three and six months ended June 30, 2024, respectively. The Company also executed consulting agreements with a select number of former employees in which their equity continues to vest under the terms of the original award. The consulting services were determined to be non-substantive and as a result, the Company has accelerated the related stock compensation expense. There was no acceleration of stock compensation expense for the three and six months ended June 30, 2025 and there was $0.3 million and $2.1 million of stock compensation expense included in restructuring charges for the three and six months ended June 30, 2024, respectively.

During the three and six months ended June 30, 2025, restructuring and other charges also include gains on equipment sales of $0.07 million and $0.08 million, respectively. During the comparable periods in 2024, the Company recorded gains on equipment sales of $1.0 million and $1.1 million, respectively. For the three and six months ended June 30, 2024, restructuring and other charges also included impairment of the right-of-use assets associated with the Company's leased spaces of $0.0 million and $9.6 million, respectively, and impairment of property and equipment of $0.0 million and $5.0 million, respectively.

In connection with the corporate restructuring, on June 26, 2024 (the “Termination Date”), the Company entered into a Lease Termination Agreement (the “Termination Agreement”) for its corporate headquarters in Cambridge, Massachusetts, with the landlord which, effective immediately, terminated the lease. In exchange for the early termination of the lease pursuant to the Termination Agreement, the Company made a total termination payment of $10.6 million, of which $1.0 million was from a letter of credit associated with the lease. During the three and six months ended June 30, 2024, the Company also recorded a gain on lease termination of $3.2 million, associated with its former headquarters.

Other charges related to the restructuring include a $0.0 million and $5.2 million charge to impairment for prepaid research and development in relation to the Ginkgo collaboration (see Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report) for the three and six months ended June 30, 2024, respectively. Additionally, there was a gain of $0.2 million recorded during the three months ended June 30, 2024 and charges of $1.0 million recorded during the six months ended June 30, 2024 related to the restructuring including legal fees, banking fees and lab decommissioning fees.

As of June 30, 2025, approximately $0.8 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses, in addition to professional services costs.

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

The Rights were determined to have no value upon issuance and expired on February 20, 2025.

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

The common stock and pre-funded warrants met the criteria for equity classification. The purchase warrants met the definition of a derivative instrument. Accordingly, upon issuance, the purchase warrants were recorded as a liability at fair value using the Black-Scholes option-pricing model in the amount of $13.4 million. Any subsequent change in fair value of the purchase warrants is recognized in the consolidated statements of operations and comprehensive income (loss). The residual proceeds were allocated between the common stock and pre-funded warrants based on their relative fair values at the time of issuance. The amount allocated to the pre-funded warrants was recorded as a component of stockholders’ equity within additional paid-in capital.

At June 30, 2025, the fair value of the purchase warrants was $3.8 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $0.07 million and $1.1 million was recorded in the three and six months ended June 30, 2025, respectively. Subsequent to their issuance and as of June 30, 2025, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of June 30, 2025. (See Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Ginkgo pre-funded warrants, exercise of stock options, and the employee stock purchase plan:

June 30, 2025
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	241,506
Employee Stock Purchase Plan	—
Total	8,358,052

(9) Equity-based Compensation

On January 1, 2025, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 584,805 shares and 116,961 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of June 30, 2025, there were an aggregate of 1,329,951 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 303,956 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s interim unaudited consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$—	$117	$—	$232
General and administrative	29	58	54	364
Restructuring charges: expense acceleration	—	323	—	2,123
	$29	$498	$54	$2,719

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$9	$302	$23	$1,782
Restricted stock awards	20	196	31	959
ESPP	—	—	—	(22)
	$29	$498	$54	$2,719

During the six months ended June 30, 2025, the Company did not grant any stock options. As of June 30, 2025, there was $0.04 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 1.25 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the six months ended June 30, 2025, the Company granted 30,000 restricted stock awards with a weighted average grant date fair value of $1.12. As of June 30, 2025, there was approximately $0.05 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 0.6 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 10, Equity-based Compensation and Equity Incentive Plans in the audited financial statements included in the 2024 Annual Report.

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

Basic and diluted EPS for the three and six months ended June 30, 2025 and 2024 were calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(529)	$3,078	$(212)	$(22,528)
Denominator:
Basic weighted-average common shares outstanding	12,319,147	12,203,956	12,301,476	12,168,081
Effect of dilutive securities	-	195,112	-	-
Diluted weighted-average common shares outstanding	12,319,147	12,399,068	12,301,476	12,168,081

Basic and Diluted EPS	$(0.04)	$0.25	$(0.02)	$(1.85)
Anti-dilutive potential common shares excluded from the EPS computation above	7,785,289	7,806,792	7,785,289	8,004,048

The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net income (loss) per share attributable to common stockholders for the period indicated, because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Purchase warrants	7,394,363	7,394,363	7,394,363	7,394,363
Unvested restricted common stock awards	101,896	—	101,896	197,256
Outstanding options to purchase common stock	289,030	412,429	289,030	412,429
Potential shares issuable under the ESPP	—	—	—	—
	7,785,289	7,806,792	7,785,289	8,004,048

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

The Company’s commitments described in the Company’s audited financial statements included in the 2024 Annual Report have had no material changes during the six months ended June 30, 2025.

(12) Income Taxes

The Company did not record an income tax benefit in its interim unaudited consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of June 30, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company did not record any amounts for unrecognized tax benefits as of June 30, 2025 or December 31, 2024.

Subsequent to the end of the second fiscal quarter, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Since the legislation was enacted after the second fiscal quarter, its impacts are not included in the Company’s operating results for the three and six months ended June 30, 2025. The Company is still evaluating the impact of the newly enacted tax law and its impact on the Company's forecasted annual effective tax rate in subsequent periods as required.

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

The CODM manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with long-term company-wide strategic goals. In making these decisions, the PEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company's consolidated net income (loss) that is reported on the consolidated statements of operations and comprehensive income (loss). Through this analysis, the CODM assesses performance by comparing actual consolidated net income (loss) versus the budget, and then decides how to allocate resources to invest in the Company's research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets. In addition, research and development, general and administrative expenses, and restructuring charges are significant segment expenses regularly provided to the PEO with the following categories (in thousands):

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Clinical research and external costs	$10	$1,208	$15	$4,914
Facility and all other costs	—	655	—	3,022
Compensation and benefits	(24)	334	(7)	1,941
Total research and development expense	$(14)	$2,197	$8	$9,877

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consulting and professional services	$598	$585	$1,226	$2,050
Compensation and benefits	149	264	294	1,261
Facility and all other costs	53	330	116	752
Total general and administrative expense	$800	$1,179	$1,636	$4,063

Restructuring Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Facility and all other costs	$(68)	$(4,534)	$(80)	$15,502
Compensation and benefits	61	595	109	8,024
Consulting and professional services	19	397	19	666
Clinical research and external costs	(21)	(253)	(17)	302
Total restructuring charges	$(9)	$(3,795)	$31	$24,494

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2025, as amended on April 30, 2025 (the “2024 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page [23] of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). Unless otherwise indicated, references to the terms the “combined company,” “Synlogic,” the “Company,” “we,” “our” and “us” refer to Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein.

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

Our early-stage pipeline included product candidates for enteric hyperoxaluria, gout, and cystinuria and was fueled by a reproducible, proprietary approach that creates GI-restricted, oral medicines with new enzymatic pathways designed to consume or produce specific biological targets. We designed, developed and manufactured these drug candidates, which were produced by applying genetic engineering to well-characterized probiotics.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $0.5 million and $0.2 million for the three and six months ended June 30, 2025, respectively. For the three months ended June 30, 2024, we recorded a gain of $3.8 million due to restructuring charges, which resulted in net income of $3.1 million and we incurred a net loss of $22.5 million for the six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of approximately $441.9 million, and we expect to incur losses for the foreseeable future as we develop our product candidates and explore strategic alternatives. Historically, our expenses and capital requirements have increased substantially in connection with our research and development activities, as we:

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, investor relations, business development and human resource functions. Other general and administrative costs include the legal costs of pursuing patent protection of our intellectual property, facility and information technology infrastructure costs, directors’ and officers’ insurance, and professional fees for accounting, tax, legal and consulting services. We anticipate that our general and administrative expenses may increase in the future as we explore strategic alternatives, including potential legal, accounting and advisory expenses and other related charges. We also anticipate that we will continue to incur accounting, legal, regulatory, compliance and directors' and officers' insurance costs as well as investor and public relations expenses associated with being a public company.

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

Our critical accounting policies are described in our 2024 Annual Report. During the six months ended June 30, 2025, we determined that revenue recognition was no longer a critical accounting policy due to the corporate restructuring and current focus on the strategic review process and business operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	For the Three Months Ended		Change
	June 30, 2025	June 30, 2024	$
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	(14)	2,197	(2,211)
General and administrative	800	1,179	(379)
Restructuring and other charges	(9)	(3,795)	3,786
Total operating expenses	777	(419)	1,196
Loss from operations	(777)	419	(1,196)
Other income (expense):
Interest and investment income	181	394	(213)
Change in fair value of purchase warrant liability	67	2,270	(2,203)
Other expense	—	—	—
Total other income, net	248	2,664	(2,416)
Income (loss) before income taxes	(529)	3,083	(3,612)
Income tax expense	—	(5)	5
Net income (loss)	$(529)	$3,078	$(3,607)

Operating Expenses

Research and Development Expense

There was a gain of $0.01 million related to research and development expense for the three months ended June 30, 2025 compared to research and development expenses of $2.2 million in the corresponding period in 2024, a decrease of $2.2 million. The following table summarizes our research and development expense for the three months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended
	June 30,		Change
	2025	2024	$
Labafenogene marselecobac (SYNB1934)	$3	$1,512	$(1,509)
SYNB8802	—	(307)	307
External pre-development candidate costs and unallocated costs	7	3	4
Total external costs	10	1,208	(1,198)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	(24)	334	(358)
Facility and other	—	655	(655)
Total internal costs	(24)	989	(1,013)
Total research and development expense	$(14)	$2,197	$(2,211)

*Headcount related expense of $0.2 million were reclassified from employee compensation and benefits expenses to facility and other expenses for the three months ended June 30, 2024.

The decrease in research and development expense was primarily due to the following:

•
A $1.2 million decrease in external research and development costs, which primarily consisted of a $1.5 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024; and
•
A $1.0 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $0.8 million for the three months ended June 30, 2025, compared to $1.2 million for the corresponding period in 2024. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. We recorded a gain on restructuring of $0.01 million for the three months ended June 30, 2025, compared to a gain on restructuring of $3.8 million for the corresponding period in 2024. As part of the corporate restructuring, we recorded impairment charges related to our leases, property and equipment, and prepaid research and development. Additionally, we had other restructuring costs related to severance payments due to the reduction in workforce, accelerated stock compensation expense, legal fees, and contract termination costs.

Other Income (Expense)

Other income was $0.3 million for the three months ended June 30, 2025, compared to $2.7 million for the corresponding period in 2024. The decrease in other income of $2.4 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the interim unaudited consolidated balance sheet.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	For the Six Months Ended		Change
	June 30, 2025	June 30, 2024	$
	(in thousands)
Revenue	$—	$8	$(8)
Operating expenses:
Research and development	8	9,877	(9,869)
General and administrative	1,636	4,063	(2,427)
Restructuring and other charges	31	24,494	(24,463)
Total operating expenses	1,675	38,434	(36,759)
Loss from operations	(1,675)	(38,426)	36,751
Other income (expense):
Interest and investment income	369	947	(578)
Change in fair value of purchase warrant liability	1,094	14,958	(13,864)
Other expense	—	(2)	2
Total other income, net	1,463	15,903	(14,440)
Loss before income taxes	(212)	(22,523)	22,311
Income tax expense	—	(5)	5
Net loss	$(212)	$(22,528)	$22,316

Revenue

There was no revenue for the six months ended June 30, 2025, as compared to $0.01 million for the corresponding period in 2024. Revenue for the six months ended June 30, 2024 was related to a material transfer and consulting agreement, under which work was completed in March 2024.

Operating Expenses

Research and Development Expense

Research and development expense was $0.01 million for the six months ended June 30, 2025 compared to $9.9 million in the corresponding period in 2024, a decrease of $9.9 million. The following table summarizes our research and development expense for the six months ended June 30, 2025 and 2024 (in thousands):

	For the Six Months Ended
	June 30,		Change
	2025	2024	$
Labafenogene marselecobac (SYNB1934)	$3	$5,030	$(5,027)
SYNB8802	—	(181)	181
External pre-development candidate costs and unallocated costs	13	65	(52)
Total external costs	16	4,914	(4,898)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	(8)	1,941	(1,949)
Facility and other	—	3,022	(3,022)
Total internal costs	(8)	4,963	(4,971)
Total research and development expense	$8	$9,877	$(9,869)

*Headcount related expense of $0.7 million were reclassified from employee compensation and benefits expenses to facility and other expenses for the six months ended June 30, 2024.

The decrease in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $4.9 million, which primarily consisted of:
o
$5.0 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024;

o
$0.1 million decrease in other early development candidates and unallocated costs; and
o
a benefit of $0.2 million in clinical, manufacturing and professional costs associated with SYNB8802 (achieved proof of concept in 2022) during the six months ended June 30, 2024 while the final reconciliation was being completed with the contract research organization (CRO).
•
A $5.0 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $1.6 million for the six months ended June 30, 2025, compared to $4.1 million for the corresponding period in 2024. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $0.03 million for the six months ended June 30, 2025, compared to $24.5 million for the corresponding period in 2024. As part of the corporate restructuring, we recorded impairment charges related to our leases, property and equipment, and prepaid research and development. Additionally, we had other restructuring costs related to severance payments due to the reduction in workforce, accelerated stock compensation expense, legal fees, and contract termination costs.

Other Income (Expense)

Other income was $1.5 million for the six months ended June 30, 2025, compared to $15.9 million for the corresponding period in 2024. The decrease in other income of $14.4 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the interim unaudited consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of June 30, 2025, we had an accumulated deficit of $441.9 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under prior collaboration agreements, including our technology collaboration with Ginkgo and our collaboration with the Roche, interest earned on investments, and cash received in the Merger. At June 30, 2025, we had $17.0 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2025, our cash, cash equivalents and marketable securities balance decreased by $1.8 million. This decrease was primarily due to the cash used to operate our business. In February 2024, we implemented a strategic reduction of our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. In the six months ended June 30, 2025, we recorded restructuring and impairment charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(2,000)	$(30,442)
Investing activities	167	25,237
Financing activities	—	164
Net decrease in cash, cash equivalents and restricted cash	$(1,833)	$(5,041)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $2.0 million for the six months ended June 30, 2025. The primary use of cash was our net loss of $0.2 million, changes in our assets and liabilities of $0.7 million, and $1.1 million non-cash items primarily including the change in fair value of purchase warrants, equity-based compensation and gain on disposal of property and equipment. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets and accounts payable and accrued expenses.

Net cash, cash equivalents and restricted cash used in operating activities was $30.4 million for the six months ended June 30, 2024. The primary use of cash was our net loss of $22.5 million, changes in our assets and liabilities of $12.1 million, partially offset by $4.2 million of non-cash items primarily including the impairment of fixed assets and the right of use asset, gain on lease termination, change in fair value of purchase warrants, impairment of prepaid research and development balances related to work with Ginkgo, equity-based compensation, and gain on disposal of property and equipment. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets, prepaid research and development expenses, the operating lease liability, and accounts payable and accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $0.2 million and resulted from the proceeds from sales of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2024 was $25.2 million and resulted primarily from the proceeds from maturity of marketable securities of $25.5 million and $1.2 million from sales of property and equipment. This was offset by the purchases of marketable securities of $1.5 million, and the purchases of property and equipment of $0.01 million.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities for the six months ended June 30, 2025.

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

We have generated revenue from our prior collaboration with Roche and other collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our current cash and cash equivalents as of June 30, 2025 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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
•
the extent to which our business is adversely impacted by the effects of the coronavirus outbreak or by other health epidemics or pandemics; and
•
other risks and uncertainties, including those listed under the heading “Risk Factors” in our 2024 Annual Report.

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our 2024 Annual Report.

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

Item 4. Controls and Procedures

Definition and limitations of disclosure controls

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluates these controls and procedures on an ongoing basis.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, it was determined that due to the material weakness described below, our disclosure controls and procedures were not effective at ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Additionally, our disclosure controls and procedures were not effective at ensuring that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness

As previously disclosed in our 2024 Annual Report, management identified a material weakness in our internal control over financial reporting. As described in the 2024 Annual Report, management has begun executing the remediation plan. The elements of the remediation plan can only be accomplished over time, and there is no assurance that these initiatives will ultimately have the intended effects. While these remediation efforts are ongoing, the material weakness should not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As a result, the material weakness continues to be present as of June 30, 2025.

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: August 7, 2025

SYNLOGIC, INC.

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)