Form 10-Q
period 2025-09-30
SYNLOGIC, INC.
filed 2025-11-13
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 11,698,919 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$15,591	$18,860
Prepaid expenses and other current assets	914	830
Assets held for sale	—	86
Total current assets	16,505	19,776
Restricted cash	50	50
Total assets	$16,555	$19,826
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$107	$164
Accrued expenses	858	2,037
Purchase warrant liability	5,265	4,874
Total current liabilities	6,230	7,075
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 11,978,711 shares issued and 11,698,919 shares outstanding as of September 30, 2025 and 11,975,901 shares issued and 11,696,109 shares outstanding as of December 31, 2024	12	12
Additional paid-in capital	456,995	456,908
Accumulated other comprehensive income	—	—
Accumulated deficit	(444,164)	(441,651)
Treasury stock, at cost (279,792 shares at September 30, 2025 and at December 31, 2024)	(2,518)	(2,518)
Total stockholders' equity	10,325	12,751
Total liabilities and stockholders' equity	$16,555	$19,826

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$—	$—	$—	$8
Operating expenses:
Research and development	8	(713)	16	9,164
General and administrative	818	1,165	2,454	5,228
Restructuring and other charges	165	296	196	24,790
Total operating expenses	991	748	2,666	39,182
Loss from operations	(991)	(748)	(2,666)	(39,174)
Other income (expense):
Interest and investment income	175	254	544	1,201
Change in fair value of purchase warrant liability	(1,485)	376	(391)	15,334
Other income (expense)	—	1	—	(1)
Total other income (expense), net	(1,310)	631	153	16,534
Loss before income taxes	$(2,301)	$(117)	$(2,513)	$(22,640)
Income tax expense	—	—	—	(5)
Net loss	$(2,301)	$(117)	$(2,513)	$(22,645)
Net loss per share - basic and diluted	$(0.19)	$(0.01)	$(0.20)	$(1.86)
Weighted-average common shares - basic and diluted	12,319,212	12,223,922	12,307,453	12,186,830

Comprehensive loss:
Net loss	$(2,301)	$(117)	$(2,513)	$(22,645)
Net unrealized loss on marketable securities	—	—	—	(6)
Comprehensive loss	$(2,301)	$(117)	$(2,513)	$(22,651)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
	For the Three Months Ended September 30, 2025
Balance at June 30, 2025	11,978,711	$12	$456,962	$—	$(441,863)	(279,792)	$(2,518)	$12,593
Equity-based compensation expense	—	—	33	—	—	—	—	33
Net loss	—	—	—	—	(2,301)	—	—	(2,301)
Balance at September 30, 2025	11,978,711	$12	$456,995	$—	$(444,164)	$(279,792)	$(2,518)	$10,325

	For the Three Months Ended September 30, 2024
Balance at June 30, 2024	11,978,781	$12	$456,450	$—	$(440,820)	(279,792)	$(2,518)	$13,124
Cancellation of restricted stock	(2,880)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	101	—	—	—	—	101
Net loss	—	—	—	—	(117)	—	—	(117)
Balance at September 30, 2024	11,975,901	$12	$456,551	$—	$(440,937)	$(279,792)	$(2,518)	$13,108

	For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	11,975,901	$12	$456,908	$—	$(441,651)	(279,792)	$(2,518)	$12,751
Issuance of restricted stock	30,000	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,190)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	87	—	—	—	—	87
Net loss	—	—	—	—	(2,513)	—	—	(2,513)
Balance at September 30, 2025	11,978,711	$12	$456,995	$—	$(444,164)	(279,792)	$(2,518)	$10,325

	For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	9,465,949	$10	$453,565	$6	$(418,292)	(279,792)	$(2,518)	$32,771
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	7,839	—	13	—	—	—	—	13
Exercise of options	82,293	—	152	—	—	—	—	152
Exercise of pre-funded warrants	2,251,000	2	—	—	—	—	—	2
Issuance of restricted stock	362,700	—	—	—	—	—	—	—
Cancellation of restricted stock	(193,880)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	2,821	—	—	—	—	2,821
Unrealized loss on securities	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	(22,645)	—	—	(22,645)
Balance at September 30, 2024	11,975,901	$12	$456,551	$—	$(440,937)	(279,792)	(2,518)	$13,108

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(2,513)	$(22,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	347
Gain on disposal of property and equipment	(81)	(1,158)
Impairment loss on fixed assets	—	5,011
Impairment loss on ROU assets	—	9,571
Gain on lease termination	—	(3,271)
Impairment of prepaid research and development	—	5,219
Equity-based compensation expense	87	2,821
Change in fair value of warrant liability	391	(15,334)
Accretion/amortization of investment securities	—	(242)
Reduction in carrying amount of operating lease right of use asset	—	948
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(84)	661
Prepaid research and development, net of current portion	—	1,906
Accounts payable and accrued expenses	(1,236)	(2,523)
Operating lease liabilities	—	(12,417)
Other assets	—	16
Net cash used in operating activities	(3,436)	(31,090)
Cash flows from investing activities:
Purchases of marketable securities	—	(1,477)
Proceeds from maturity of marketable securities	—	25,499
Purchases of property and equipment	—	(14)
Proceeds from the sale of property and equipment	167	1,301
Net cash provided by investing activities	167	25,309
Cash flows from financing activities:
Payments on finance lease obligations	—	(4)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	13
Proceeds from employee stock purchases and exercise of stock options	—	152
Proceeds from exercise of pre-funded warrants	—	2
Net cash provided by financing activities	—	163
Net decrease in cash, cash equivalents and restricted cash	(3,269)	(5,618)
Cash, cash equivalents and restricted cash at beginning of period	18,910	25,057
Cash, cash equivalents and restricted cash at end of period	$15,641	$19,439

Supplemental disclosure of non-cash investing activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination	$—	$1,626
Property and equipment sales included in other current assets	$—	$30
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$—	$5

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

Going Concern and Liquidity

The Company’s interim unaudited consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $444.2 million at September 30, 2025. At September 30, 2025, the Company had $15.6 million in unrestricted cash and cash equivalents. Following the execution of the corporate restructuring over the course of the year ended December 31, 2024, the Company has determined its current cash and cash equivalents as of September 30, 2025 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. As the Company continues to review strategic alternatives, the Company will continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 6, 2025 (the 2024 Annual Report), have had no material changes during the nine months ended September 30, 2025.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and the related disclosures as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2024 and 2023 audited consolidated financial statements and notes included in the 2024 Annual Report. The consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2025 and 2024. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period or future year or period.

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

At September 30, 2025 and December 31, 2024, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$15,591	$15,591	$—	$—
Total	$15,591	$15,591	$—	$—
Liabilities:
Purchase warrant liability	$5,265	$—	$—	$5,265
Total	$5,265	$—	$—	$5,265

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,860	$18,860	$—	$—
Total	$18,860	$18,860	$—	$—
Liabilities:
Purchase warrant liability	$4,874	$—	$—	$4,874
Total	$4,874	$—	$—	$4,874

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at September 30, 2025 and December 31, 2024 are included below:

	September 30, 2025	December 31, 2024
Expected Term	3.0 years	3.75 years
Weighted-average, risk free interest rate	3.6%	4.3%
Expected volatility	89.6%	90.0%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$1.67	$1.40

(4) Assets Held for Sale

In February 2024, the Company committed to a plan to sell its remaining lab equipment, which were classified as assets held for sale on the consolidated balance sheet as of December 31, 2024. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. During the second quarter of 2024, the Company engaged a third party to assist with an ongoing auction of its assets held for sale, which was completed during the second quarter of 2025. The sale of the remaining lab equipment resulted in proceeds of $0.2 million and a $0.08 million gain on disposal of lab equipment during the nine months ended September 30, 2025.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid insurance	$733	$517
Prepaid research and development	—	128
Other prepaid expenses	126	110
Other current assets	55	75
Total prepaid expenses and other current assets	$914	$830

(6) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Payroll related	$11	$126
Professional fees	134	205
Restructuring costs	681	1,656
Other	32	50
Total accrued expenses	$858	$2,037

(7) Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and as a result are currently evaluating strategic options for the Company with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

The Company also announced a corporate restructuring that included a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants, to, among other things, support the strategic review process and current business operations. In connection with the corporate restructuring, the Company recorded restructuring charges for severance and related costs of $0.06 million and $0.17 million during the three and nine months ended September 30, 2025, respectively. The Company recorded charges for severance and related costs of $0.2 million and $6.1 million during the three and nine months ended September 30, 2024, respectively. The Company also executed consulting agreements with a select number of former employees in which their equity continues to vest under the terms of the original award. The consulting services were determined to be non-substantive and as a result, the Company has accelerated the related stock compensation expense. There was no acceleration of stock compensation expense for the three and nine months ended September 30, 2025 and there was $0.0 million and $2.1 million of stock compensation expense included in restructuring charges for the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2025, restructuring and other charges also include gains on equipment sales of $0.0 million and $0.08 million, respectively. During the comparable periods in 2024, the Company recorded gains on equipment sales of $0.0 million and $1.1 million, respectively. For the three and nine months ended September 30, 2024, restructuring and other charges also included impairment of the right-of-use assets associated with the Company's leased spaces of $0.0 million and $9.6 million, respectively, and impairment of property and equipment of $0.0 million and $5.0 million, respectively.

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

Other charges related to the restructuring include a $0.0 million and $5.2 million charge to impairment for prepaid research and development in relation to the Ginkgo Bioworks, Inc. (Ginkgo) collaboration (see Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report) for the three and nine months ended September 30, 2024, respectively. Additionally, there were charges of $0.11 million recorded during each of the three and nine months ended September 30, 2025 related to the restructuring including legal fees, banking fees and lab decommissioning fees. During the comparable periods in 2024, the Company recorded charges of $0.1 million and $1.1 million, respectively, related to the restructuring including legal fees, banking fees and lab decommissioning fees.

As of September 30, 2025, approximately $0.7 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses.

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

Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”) at a price of $12.00 per one one-thousandth of a share of Series A Preferred Stock represented by a Right (the “Purchase Price”), subject to adjustment.

The Rights were determined to have no value upon issuance and expired on February 20, 2025.

October 2023 Financing

On October 3, 2023, the Company issued and sold in an underwritten public offering:

•
3,921,928 shares of its common stock at a price of $2.84 per share, less underwriting discounts and commissions;
•
pre-funded warrants to purchase up to 3,472,435 shares of its common stock at a price of $2.839 exercisable immediately following the consummation of the offering; and
•
accompanying common stock warrants (the “purchase warrants”) to purchase up to 7,394,363 shares of its common stock at a price of $3.408 per share that are exercisable immediately after issuance and expire five years from the date of issuance.

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

At September 30, 2025, the fair value of the purchase warrants was $5.3 million. Accordingly, a loss on remeasurement of the purchase warrant liability of $1.5 million and $0.4 million was recorded in the three and nine months ended September 30, 2025, respectively. Subsequent to their issuance and as of September 30, 2025, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of September 30, 2025. (See Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of Ginkgo pre-funded warrants, exercise of stock options, and the employee stock purchase plan:

September 30, 2025
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	195,053
Employee Stock Purchase Plan	—
Total	8,311,599

(9) Equity-based Compensation

On January 1, 2025, the number of shares of common stock available for issuance under the 2015 Equity Incentive Award Plan (the 2015 Plan) and the 2015 Employee Stock Purchase Plan (ESPP) was increased by 584,805 shares and 116,961 shares, respectively, due to the annual evergreen provision to increase shares available under the 2015 Plan and the ESPP. As of September 30, 2025, there were an aggregate of 1,384,632 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2015 Plan, and 303,956 shares available for future grant under the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s interim unaudited consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$—	$—	$—	$232
General and administrative	33	102	87	466
Restructuring charges: expense acceleration	—	—	—	2,123
	$33	$102	$87	$2,821

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$9	$69	$32	$1,851
Restricted stock awards	24	33	55	992
ESPP	—	—	—	(22)
	$33	$102	$87	$2,821

During the nine months ended September 30, 2025, the Company did not grant any stock options. As of September 30, 2025, there was $0.03 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 1.06 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the nine months ended September 30, 2025, the Company granted 30,000 restricted stock awards with a weighted average grant date fair value of $1.12. As of September 30, 2025, there was approximately $0.03 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 0.4 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 10, Equity-based Compensation and Equity Incentive Plans in the audited financial statements included in the 2024 Annual Report.

(10) Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. In computing diluted net loss per share, the sum of the weighted-average number of shares of common stock outstanding during the period is used and only when their effect is dilutive, the weighted-average number of potential shares of common stock are included. In June 2019, the Company sold 422,718 shares of common stock and pre-funded warrants to purchase an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering (see Note 9, Stockholder's Equity and Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net loss per share attributable to common stockholders for the period indicated, because including them would have had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Purchase warrants	7,394,363	7,394,363	7,394,363	7,394,363
Unvested restricted common stock awards	101,896	194,376	101,896	194,376
Outstanding options to purchase common stock	234,349	405,345	234,349	405,345
Potential shares issuable under the ESPP	—	—	—	—
	7,730,608	7,994,084	7,730,608	7,994,084

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

The Company’s commitments described in the Company’s audited financial statements included in the 2024 Annual Report have had no material changes during the nine months ended September 30, 2025.

(12) Income Taxes

The Company did not record an income tax benefit in its interim unaudited consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of September 30, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company did not record any amounts for unrecognized tax benefits as of September 30, 2025 or December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions, with certain provisions becoming effective in 2025. The Company has considered the enacted tax law changes in its forecasted annual effective tax rate. Adjustments to deferred tax assets and liabilities as a result of the tax law changes do not impact the Company’s deferred tax expense for the for the three and nine months ended September 30, 2025.

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

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Clinical research and external costs	$8	$(852)	$23	$4,062
Facility and all other costs	—	114	—	3,136
Compensation and benefits	—	25	(7)	1,966
Total research and development expense	$8	$(713)	$16	$9,164

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consulting and professional services	$625	$788	$1,851	$2,838
Compensation and benefits	139	342	433	1,603
Facility and all other costs	54	35	170	787
Total general and administrative expense	$818	$1,165	$2,454	$5,228

Restructuring Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Facility and all other costs	$—	$35	$(80)	$15,537
Compensation and benefits	58	221	167	8,245
Consulting and professional services	107	20	126	686
Clinical research and external costs	—	20	(17)	322
Total restructuring charges	$165	$296	$196	$24,790

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2025, as amended on April 30, 2025 (the “2024 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page 23 of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). Unless otherwise indicated, references to the terms the “combined company,” “Synlogic,” the “Company,” “we,” “our” and “us” refer to Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein.

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

In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 was based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (“DMC”) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. We have completed the discontinuation with all of the Synpheny-3 clinical trial sites. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including, but not limited to, a merger or the sale of the Company, collaborations, partnerships and licensing opportunities. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception. We have incurred net losses of approximately $2.3 million and $2.5 million for the three and nine months ended September 30, 2025, respectively and $0.1 million and $22.6 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $444.2 million, and we expect to incur losses for the foreseeable future as we develop our product candidates and explore strategic alternatives. Historically, our expenses and capital requirements have increased substantially in connection with our research and development activities, as we:

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

Our critical accounting policies are described in our 2024 Annual Report. During the nine months ended September 30, 2025, we determined that revenue recognition was no longer a critical accounting policy due to the corporate restructuring and current focus on the strategic review process and business operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	For the Three Months Ended		Change
	September 30, 2025	September 30, 2024	$
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	8	(713)	721
General and administrative	818	1,165	(347)
Restructuring and other charges	165	296	(131)
Total operating expenses	991	748	243
Loss from operations	(991)	(748)	(243)
Other income (expense):
Interest and investment income	175	254	(79)
Change in fair value of purchase warrant liability	(1,485)	376	(1,861)
Other income	—	1	(1)
Total other income (expense), net	(1,310)	631	(1,941)
Loss before income taxes	(2,301)	(117)	(2,184)
Income tax expense	—	—	—
Net loss	$(2,301)	$(117)	$(2,184)

Operating Expenses

Research and Development Expense

Research and development expense was $0.01 million for the three months ended September 30, 2025 compared to a benefit of $0.7 million related to research and development expenses in the corresponding period in 2024, a change of $0.7 million. The following table summarizes our research and development expense for the three months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended
	September 30,		Change
	2025	2024	$
Labafenogene marselecobac (SYNB1934)	$—	$(622)	$622
SYNB1618	—	(420)	420
SYNB8802	—	177	(177)
External pre-development candidate costs and unallocated costs	8	13	(5)
Total external costs	8	(852)	860
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	—	24	(24)
Facility and other	—	115	(115)
Total internal costs	—	139	(139)
Total research and development expense	$8	$(713)	$721

*Headcount related expense of $0.1 million were reclassified from employee compensation and benefits expenses to facility and other expenses for the three months ended September 30, 2024.

The change in research and development expense was primarily due to the following:

•
A change in external research and development costs of $0.8 million, which primarily consisted of:
o
$0.6 million benefit in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024. During the three months ended September 30, 2024 our estimate of the amount of clinical and manufacturing expenses we had incurred was revised, following our decision to discontinue Synpheny-3, which resulted in a benefit of $0.6 million upon reversal of the accrual;
o
$0.4 million benefit in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study. We completed the final reconciliation of the study with the contract research organization (CRO) and received a refund during the three months ended September 30, 2024; and
o
$0.2 million decrease in clinical, manufacturing and professional costs associated with SYNB8802 (achieved proof of concept in 2022).
•
A $0.1 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $0.8 million for the three months ended September 30, 2025, compared to $1.2 million for the corresponding period in 2024. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $0.2 million for the three months ended September 30, 2025, compared to $0.3 million for the corresponding period in 2024. As part of the corporate restructuring, we recorded impairment charges related to our leases, property and equipment, and prepaid research and development. Additionally, we had other restructuring costs related to severance payments due to the reduction in workforce, accelerated stock compensation expense, legal fees, and contract termination costs.

Other Income (Expense)

Other expense was $1.3 million for the three months ended September 30, 2025, compared to other income of $0.6 million for the corresponding period in 2024. The decrease in other income of $1.9 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the interim unaudited consolidated balance sheet.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	For the Nine Months Ended		Change
	September 30, 2025	September 30, 2024	$
	(in thousands)
Revenue	$—	$8	$(8)
Operating expenses:
Research and development	16	9,164	(9,148)
General and administrative	2,454	5,228	(2,774)
Restructuring and other charges	196	24,790	(24,594)
Total operating expenses	2,666	39,182	(36,516)
Loss from operations	(2,666)	(39,174)	36,508
Other income (expense):
Interest and investment income	544	1,201	(657)
Change in fair value of purchase warrant liability	(391)	15,334	(15,725)
Other expense	—	(1)	1
Total other income, net	153	16,534	(16,381)
Loss before income taxes	(2,513)	(22,640)	20,127
Income tax expense	—	(5)	5
Net loss	$(2,513)	$(22,645)	$20,132

Revenue

There was no revenue for the nine months ended September 30, 2025, as compared to $0.01 million for the corresponding period in 2024. Revenue for the nine months ended September 30, 2024 was related to a material transfer and consulting agreement, under which work was completed in March 2024.

Operating Expenses

Research and Development Expense

Research and development expense was $0.02 million for the nine months ended September 30, 2025 compared to $9.2 million in the corresponding period in 2024, a decrease of $9.1 million. The following table summarizes our research and development expense for the nine months ended September 30, 2025 and 2024 (in thousands):

	For the Nine Months Ended
	September 30,		Change
	2025	2024	$
Labafenogene marselecobac (SYNB1934)	$3	$4,408	$(4,405)
SYNB1618	—	(420)	420
SYNB8802	—	(4)	4
External pre-development candidate costs and unallocated costs	21	78	(57)
Total external costs	24	4,062	(4,038)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	(8)	1,965	(1,973)
Facility and other	—	3,137	(3,137)
Total internal costs	(8)	5,102	(5,110)
Total research and development expense	$16	$9,164	$(9,148)

*Headcount related expense of $0.8 million were reclassified from employee compensation and benefits expenses to facility and other expenses for the nine months ended September 30, 2024.

The decrease in research and development expense was primarily due to the following:

•
A decrease in external research and development costs of $4.0 million, which primarily consisted of:
o
$4.4 million decrease in clinical, manufacturing and professional costs associated with Labafenogene marselecobac (SYNB1934). The decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU, was made in February 2024; and
o
a benefit of $0.4 million in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study. We completed the final reconciliation of the study with the contract research organization (CRO) and received a refund during the nine months ended September 30, 2024 while the final reconciliation was being completed with the contract research organization (CRO).
•
A $5.1 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $2.5 million for the nine months ended September 30, 2025, compared to $5.2 million for the corresponding period in 2024. The decrease was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $0.2 million for the nine months ended September 30, 2025, compared to $24.8 million for the corresponding period in 2024. As part of the corporate restructuring, we recorded impairment charges related to our leases, property and equipment, and prepaid research and development. Additionally, we had other restructuring costs related to severance payments due to the reduction in workforce, accelerated stock compensation expense, legal fees, and contract termination costs.

Other Income (Expense)

Other income was $0.2 million for the nine months ended September 30, 2025, compared to $16.5 million for the corresponding period in 2024. The decrease in other income of $16.4 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the interim unaudited consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and, as of September 30, 2025, we had an accumulated deficit of $444.2 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under prior collaboration agreements, including our technology collaboration with Ginkgo and our collaboration with the Roche, interest earned on investments, and cash received in the Merger. At September 30, 2025, we had $15.6 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2025, our cash, cash equivalents and marketable securities balance decreased by $3.3 million. This decrease was primarily due to the cash used to operate our business. In February 2024, we implemented a strategic reduction of our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. In the nine months ended September 30, 2025, we recorded restructuring and impairment charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash, cash equivalents and restricted cash provided by (used in)
Operating activities	$(3,436)	$(31,090)
Investing activities	167	25,309
Financing activities	—	163
Net decrease in cash, cash equivalents and restricted cash	$(3,269)	$(5,618)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $3.4 million for the nine months ended September 30, 2025. The primary use of cash was our net loss of $2.5 million, changes in our assets and liabilities of $1.3 million, partially offset by $0.4 million non-cash items primarily including the change in fair value of purchase warrants, equity-based compensation and gain on disposal of property and equipment. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets and accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $0.2 million and resulted from the proceeds from sales of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $25.3 million and resulted primarily from the proceeds from maturity of marketable securities of $25.5 million and $1.3 million from sales of property and equipment. This was offset by the purchases of marketable securities of $1.5 million, and the purchases of property and equipment of $0.01 million.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities for the nine months ended September 30, 2025.

Net cash provided by financing activities for the nine months ended September 30, 2024 totaled $0.2 million, primarily related to proceeds from exercise of stock options and net proceeds from the sale of our common stock in the ATM offering program.

Funding Requirements

We currently expect our expenses to remain roughly the same in the near term following our decision to discontinue our Synpheny-3 clinical trial while we explore strategic alternatives. Pending the outcome of our review of strategic alternatives, and should we decide to continue to advance the clinical development of our product candidates, we expect to incur additional costs in connection with such activities.

We have generated revenue from our prior collaboration with Roche and other collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue unless we receive regulatory approval for our product candidates. We believe that our current cash and cash equivalents as of September 30, 2025 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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

Material Weakness

As previously disclosed in our 2024 Annual Report, management identified a material weakness in our internal control over financial reporting. As described in the 2024 Annual Report, management has begun executing the remediation plan. The elements of the remediation plan can only be accomplished over time, and there is no assurance that these initiatives will ultimately have the intended effects. While these remediation efforts are ongoing, the material weakness should not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As a result, the material weakness continues to be present as of September 30, 2025.

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Reclassification of the Board of Directors

On November 11, 2025, in order to achieve an equal balance of membership among the Board’s three classes of directors, the Board determined that Peter Barrett, Ph. D. should be reclassified from Class II, with a term expiring at the Company’s 2026 annual meeting of stockholders, to Class III, with a term expiring at the 2027 annual meeting of stockholders. Accordingly, and solely to effect such change, on November 11, 2025, Dr. Barrett resigned as a Class II director and was immediately elected by the Board as a Class III director, effective on November 11, 2025. The resignation and re-election of Dr. Barrett was effected solely to rebalance the Board’s classes, and for all other purposes, including committee service, vesting and compensation matters, Dr. Barrett’s service on the Board is deemed to have continued uninterrupted.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: November 13, 2025

SYNLOGIC, INC.

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)