Form 10-K
period 2025-12-31
SYNLOGIC, INC.
filed 2026-03-12
CIK 1527599

Ot

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37566

SYNLOGIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1824804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 30 Winchester, MA	01890
(Address of principal executive offices)	(Zip Code)

(617) 659-2802

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of The Act:

Common Stock, par value $0.001 per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $4.4 million, computed based on the closing price of $1.27 per share on The Nasdaq Capital Market on June 30, 2025.

As of March 5, 2026 there were 11,698,919 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A with the U.S. Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•
the price for shares of our common stock given that they are currently quoted on the OTC Marketplace and may experience limited trading;
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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company that previously advanced novel therapeutics to transform the care of serious diseases. We focused on rare metabolic disorders, with our lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options. In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 is based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including but not limited to, a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

Nasdaq Delisting

On November 21, 2025, we received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that stated the Staff’s belief that we were a “public shell” and that, therefore, the continued listing of its securities was no longer warranted in the view of the Staff. In the Notice, the Staff explained that it based this belief on its review of our public disclosures and materials submitted to the Staff by us. In addition, the Staff noted its belief was supported by our lack of revenue generating assets and the substantial reduction in employees and operations since February 2024. The Staff also considered our quarterly reports on Forms 10-Q filed on May 8, 2025, August 7, 2025, and November 13, 2025, respectively, which indicated that we had not generated any revenue for the nine months ended 2025, that we had no ongoing research and development activities or active clinical trial and that we had research and development expenses of only $16,000. The Notice further advised that, unless we timely request a hearing before a Hearings Panel (the “Panel”), we would be subject to suspension/delisting.

On November 28, 2025, we timely requested a hearing before the Panel, which temporarily stayed the suspension of trading and delisting of our common stock from Nasdaq. The hearing was scheduled for January 20, 2026. After additional consideration, we determined that it was no longer in our best interest to pursue continued listing of our common stock on The Nasdaq Capital Market and withdrew our request for a hearing on January 16, 2026. As a result, on January 16, 2026, we received notice from Nasdaq that our shares would be suspended at the open of business on January 21, 2026.

Following the suspension of trading of our shares of common stock on Nasdaq and delisting of our shares of common stock from Nasdaq, we believe that we are a “public shell” under the Nasdaq rules. Our shares of common stock have been quoted on the OTC Markets Group, Inc. (“OTC”) since January 21, 2026. As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

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

We believe our intellectual property portfolio provides broad coverage of our Synthetic Biotic platform and applicable disease-related technologies. As of March 5, 2026, we had over 114 Synlogic-owned patents and patent applications in U.S. and foreign jurisdictions, of which over 63 have been issued or allowed.

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

Human Capital

As of March 5, 2026, we had one full-time employee, primarily engaged in the assessment of strategic transactions, as directed by the Company's board of directors.

Information About Our Executive Officers and Directors

The following persons were our executive officers and directors as of March 5, 2026:

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

•
Our securities have been delisted from Nasdaq, which has limited and may continue to limit investors’ ability to make transactions in our securities.
•
We are a non-operating shell company.
•
An active trading market for our securities may never develop and investors may find it difficult to buy and sell our shares, which would further adversely affect the liquidity and price of our securities.
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
•
While preparing our condensed consolidated financial statements for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting, due to an ineffective internal information and communication process related to significant and non-routine transactions, to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.
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

Risks Related to Our Securities

Our securities have been delisted from Nasdaq, which has limited and may continue to limit investors’ ability to make transactions in our securities.

As previously disclosed, the trading of the Company’s securities on the Nasdaq was suspended at the open of trading on January 21, 2026. See Item 1. Business—Nasdaq Delisting. Nasdaq is expected to file a Form 25 Notification of Delisting with the Securities and Exchange Commission when all internal procedural periods have run. The delisting became effective on January 21, 2026. As of the date of this Annual Report, the Company’s common stock is traded on the OTCID Basic Market, under the symbol “SYBX.”

We face adverse consequences as a result of our securities not being listed on a national securities exchange, including (i) a limited availability of market quotations for our securities, (ii) reduced liquidity for our securities, (iii) a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities, (iv) a limited amount of news and analyst coverage, if any, in the future; (v) a decreased ability to issue additional securities or otherwise obtain additional financing in the future; and (vi) a decreased ability of our securityholders to sell their securities in certain states.

We are a non-operating shell company.

We are a public shell company with no operations and we are seeking to effect a merger, acquisition or other business combination with an operating company by using a combination of capital stock, cash on hand, or other funding sources, if available. There can be no assurances that we will be successful in identifying acquisition candidates or that, if identified, we will be able to consummate a transaction on terms acceptable to us. If we do not have sufficient liquid assets to satisfy our liabilities we will seek to raise additional capital through the issuance of equity or debt, including loans from related parties. Such additional capital may not be available timely or on terms acceptable to us, if at all.

An active trading market for our securities may never develop and investors may find it difficult to buy and sell our shares, which would further adversely affect the liquidity and price of our securities.

Although our common stock is quoted on the over-the-counter market, such market is an unorganized, interdealer market which provides significantly less liquidity than the Nasdaq or other national securities exchange. Securities traded on the over-the-counter market are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. Any significant trading volume in our common stock may not be sustained. These factors may have an adverse impact on the trading and price of our common stock. See “—Our securities have been delisted from Nasdaq, which has limited and may continue to limit investors’ ability to make transactions in our securities” above for further discussion.

Our securityholders may face restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration or qualification in place to cover the transaction, or the transaction must be exempt from registration or qualification. The applicable broker must be registered in that state. There may be state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our common stock. As a result of our delisting from Nasdaq, our securities currently do not qualify as “covered securities” under Section 18(b)(1) of the Securities Act and are therefore subject to regulation in each state in which we offer our securities and may not qualify for offering and sale in certain states. Our common stock is quoted and traded on the OTCID Basic Market, which is not recognized as a securities manual in a majority of states. The “manual exemption” permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state. We do not qualify for the “manual exemption” as our securities are not quoted and traded on a securities manual recognized in a majority of states.

As a result of our delisting from Nasdaq, we are more likely to require holders of our warrants who exercise their warrants to do so on a cashless basis and such holders may receive fewer shares of common stock upon exercise than they would have received had they been able to pay the exercise price of their warrants in cash.

As a result of our delisting from Nasdaq, our securities currently do not qualify as “covered securities” under Section 18(b)(1) of the Securities Act and are therefore subject to regulation in each state in which we offer our securities and may not qualify for offering and sale in certain states. Consequently, unless an exemption from qualification of our shares of common stock is then available in any relevant state, we are more likely to require holders of warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. The number of shares we issue in a cashless exercise may be lower than if the warrants were exercised on a cash basis, which could adversely affect the value of our common stock, and the holders of the warrants may experience a lower rate of return than they would have in a cash exercise if the trading price of our shares of common stock increases.

We may be further delisted from the OTC Markets and may face additional adverse consequences.

Failure to comply with the continuing listing standards of the OTC Markets could result in further delisting, which would significantly affect the ability of investors to trade our securities and could further reduce their value and liquidity. Additional negative consequences may include the loss of federal preemption of state securities laws, greater difficulty in raising capital, the potential loss of institutional investor interest, and fewer business development opportunities. These risks collectively may impair our ability to operate effectively and achieve our strategic objectives.

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
•
Announcements relating to our delisting or further delisting;
•
Prevailing economic conditions;
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

Our internal information technology, or IT, systems and those of our current and any future collaborators and other contractors, consultants, or clinical trial sites are vulnerable to damage from cyberattacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering, phishing and other means to affect service reliability and threaten the confidentiality, integrity and availability of information and IT systems. If any of the above events were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed. The market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have processes to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies evolve and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. In addition, there can be no assurance that we will promptly detect any such disruption or cybersecurity incident, if at all. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal IT systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, cybersecurity incident, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm, as well as loss of competitive advantage or loss of consumer confidence.

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

For example, we have previously collaborated with academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to it. If we are unable to do so, the institution may offer intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

We may not have sufficient patent term protections to effectively protect our business.

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

Our success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technology without infringing the patent rights of third parties. Numerous third-party U.S. and non-U.S. issued patents and pending applications exist in the area of synthetic biology. We may become aware of U.S. and foreign patents and pending patent applications owned by third parties that cover similar therapeutic uses as the product candidates we are developing and we may in the future pursue available proceedings in the U.S. and foreign patent offices to challenge the validity of such patents and patent applications. In addition, or alternatively, we may consider whether to seek to negotiate a license of rights to technology covered by one or more of such patents and patent applications. If any patents or patent applications cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned, absent such a license, which may not be available to us on commercially reasonable terms, or at all.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting as of December 31, 2025, due to an ineffective internal information and communication process related to significant and non-routine transactions to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results or prevent fraud, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.

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

As disclosed in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, our management concluded that we did not have an effective internal information and communication process to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. The failure, relating to significant and non-routine transactions, resulted in a misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in-capital, accumulated deficit and certain related financial disclosures. This material weakness resulted in the correction of our consolidated financial statements as of and for the year ended December 31, 2023, and for the quarterly periods ended March 31, 2024 and June 30, 2024. For further discussion of the material weakness, see Part II, Item 9A, “Controls and Procedures.”

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

Based on the beneficial ownership of our common stock as of March 5, 2026, our directors, together with holders of 5% or more of our common stock outstanding and their respective affiliates, beneficially own the majority of our common stock. As of March 5, 2026, affiliates of Cable Car Capital LLC (“Cable Car”) and New Enterprise Associates 14, L.P. (“NEA 14”) owned approximately 28% and 25% of our outstanding common stock, respectively. Although we are not a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange, affiliates of Cable Car and NEA 14 are able to significantly influence our decisions, including the election of directors, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of our common stock or securities convertible or exchangeable for our common stock may depress our stock price.

If our existing stockholders or holders of our options sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. The perception in the market that these sales may occur could also cause the trading price of our common stock to decline. As of March 5, 2026, there were a total of 11,698,919 shares of our common stock outstanding. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and vesting provisions, as applicable.

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

As described further under Note 7: Restructuring and Other Charges, in connection with the corporate restructuring, on June 26, 2024 (the “Termination Date”), the Company entered into a Lease Termination Agreement (the “Termination Agreement”) for its corporate headquarters at 301 Binney Street in Cambridge, Massachusetts, with the landlord which, effective immediately, terminated the lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on the OTCID under the symbol “SYBX” since January 21, 2026. Previously, since August 28, 2017, our common stock had traded on The Nasdaq Capital Market under the symbol “SYBX.”

Stockholders

As of March 5, 2026, there were approximately 69 stockholders of record of our common stock.

Dividends

We have never declared or paid any dividends to our stockholders since our inception.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

There were no repurchases of common stock during the quarter ended December 31, 2025.

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

Overview

We are a biopharmaceutical company that previously advanced novel therapeutics to transform the care of serious diseases. We focused on rare metabolic disorders, with our lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options. In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 is based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including but not limited to, a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance shareholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance shareholder value.

Nasdaq Delisting

On November 21, 2025, we received the Notice from the Staff of Nasdaq that stated the Staff’s belief that we were a “public shell” and that, therefore, the continued listing of its securities was no longer warranted in the view of the Staff. In the Notice, the Staff explained that it based this belief on its review of our public disclosures and materials submitted to the Staff by us. In addition, the Staff noted its belief was supported by our lack of revenue generating assets and the substantial reduction in employees and operations since February 2024. The Staff also considered our quarterly reports on Forms 10-Q filed on May 8, 2025, August 7, 2025, and November 13, 2025, respectively, which indicated that we had not generated any revenue for the nine months ended 2025, that we had no ongoing research and development activities or active clinical trial and that we had research and development expenses of only $16,000. The Notice further advised that, unless we timely request a hearing before a Panel, we would be subject to suspension/delisting.

On November 28, 2025, we timely requested a hearing before the Panel, which temporarily stayed the suspension of trading and delisting of our common stock from Nasdaq. The hearing was scheduled for January 20, 2026. After additional consideration, we determined that it was no longer in our best interest to pursue continued listing of our common stock on The Nasdaq Capital Market and withdrew our request for a hearing on January 16, 2026. As a result, on January 16, 2026, we received notice from Nasdaq that our shares would be suspended at the open of business on January 21, 2026.

Following the suspension of trading of our shares of common stock on Nasdaq and delisting of our shares of common stock from Nasdaq, we believe that we are a “public shell” under the Nasdaq rules. Our shares of common stock have been quoted on the OTC since January 21, 2026. As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

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

Financial Overview

Research and Development Expense

Research and development expense consist of expenses incurred in connection with the discovery and development of our product candidates, which are expensed as they are incurred.

General and Administrative Expense

General and administrative expenses consist primarily of compensation, benefits and other employee-related expenses for personnel in our administrative, finance, legal, information technology, investor relations, business development and human resource functions. Other general and administrative costs include the legal costs of pursuing patent protection of our intellectual property, facility and information technology infrastructure costs, directors’ and officers’ insurance, and professional fees for accounting, tax, legal and consulting services. We anticipate that our general and administrative expenses may increase in the future as we explore strategic alternatives, including potential legal, accounting and advisory expenses and other related charges. We also anticipate that we will continue to incur accounting, legal, regulatory, compliance and directors’ and officers’ insurance costs.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. (GAAP). The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions, including those related to warrants are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. The judgment regarding the inputs used to value liability-classified warrants using the Black-Scholes option pricing model and estimates and assumptions involved in our research and development expenses, involve a greater degree of judgment, and therefore we consider warrants and research and development expenses to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from our estimates under different assumptions or conditions. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

We believe that the application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. During the year ended December 31, 2025, we determined that research and development expense was no longer a critical accounting policy due to the corporate restructuring and current focus on the strategic review process and business operations.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

	Years Ended December 31,
	2025	2024
	(in thousands)
Revenue	$—	$8
Operating expenses:
Research and development	43	9,154
General and administrative	3,489	6,631
Restructuring and other charges	476	25,173
Total operating expenses	4,008	40,958
Loss from operations	(4,008)	(40,950)
Other income (expense):
Interest and investment income	695	1,425
Change in fair value of purchase warrant liability	2,308	16,173
Other expense	—	(2)
Total other income, net	3,003	17,596
Loss before income taxes	(1,005)	(23,354)
Income tax expense	—	(5)
Net loss	$(1,005)	$(23,359)
Net loss per share - basic and diluted	$(0.08)	$(1.92)
Weighted-average common shares - basic and diluted	12,311,909	12,196,209

Comprehensive loss:
Net loss	$(1,005)	$(23,359)
Net unrealized loss on marketable securities	—	(6)
Comprehensive loss	$(1,005)	$(23,365)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue

	Years Ended
	December 31,		Change
	2025	2024	$	%
	(in thousands)
Revenue	$—	$8	$(8)	(100)%

There was no revenue for the year ended December 31, 2025 compared to $0.01 million for the year ended December 31, 2024. Revenue for the year ended December 31, 2024 was related to a material transfer and consulting agreement, under which work was completed in March 2024.

Operating Expenses

	Years Ended
	December 31,		Change
	2025	2024	$	%
	(in thousands)
Operating expenses:
Research and development	$43	$9,154	$(9,111)	(100)%
General and administrative	3,489	6,631	(3,142)	(47)%
Restructuring and other charges	476	25,173	(24,697)	(98)%
Total operating expenses	$4,008	$40,958	$(36,950)	(90)%

Research and Development Expense

Research and development expense was $0.04 million for the year ended December 31, 2025 compared to $9.2 million for the year ended December 31, 2024. The following table below summarizes our research and development expenses by categories of costs for the periods presented (in thousands):

	Years Ended December 31,		Change
	2025	2024	$
Labafenogene marselecobac (SYNB1934)	$2	$4,395	$(4,393)
SYNB1618	1	(418)	419
SYNB8802	—	(4)	4
SYNB1891	—	(16)	16
External pre-development candidate costs and unallocated costs	47	102	(55)
Total external costs	50	4,059	(4,009)
Internal costs:
Employee compensation and benefits (including equity-based compensation expense)	(7)	1,979	(1,986)
Facility and other	—	3,116	(3,116)
Total internal costs	(7)	5,095	(5,102)
Total research and development expense	$43	$9,154	$(9,111)

The decrease of $9.1 million in research and development expense was primarily due to the following:

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
$0.4 million benefit in clinical, manufacturing and professional costs associated with SYNB1618 (earlier generation for Labafenogene marselecobac) for the Phase 2 Synpheny-1 study. We completed the final reconciliation of the study with the contract research organization (CRO) and received a refund during the year ended December 31, 2024.
•
A $5.1 million decrease in internal research and development costs, which was primarily driven by the corporate restructuring and reduction in its workforce by more than 90%.

General and Administrative Expense

General and administrative expense was $3.5 million for the year ended December 31, 2025 compared to $6.6 million for the year ended December 31, 2024. The decrease of $3.1 million was primarily due to lower compensation, benefits and other employee-related expenses due to reduced headcount and decreased professional service costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $0.5 million for the year ended December 31, 2025, compared to $25.2 million for the year ended December 31, 2024. As part of the corporate restructuring, we recorded impairment charges related to our leases, property and equipment, and prepaid research and development. Additionally, we had other restructuring costs related to severance payments due to the reduction in workforce, accelerated stock compensation expense, legal fees, and contract termination costs.

Other Income (Expense)

Other income for the year ended December 31, 2025 was $3.0 million, compared to $17.6 million for the corresponding period in 2024. The decrease in other income of $14.6 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and as of December 31, 2025, we had an accumulated deficit of $442.7 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under prior collaboration agreements, interest earned on investments, and cash received in the Merger. At December 31, 2025, we had $14.7 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gain and loss, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the year ended December 31, 2025, our cash, cash equivalents and marketable securities balance decreased by $4.2 million. This decrease was primarily due to the cash used to operate our business. In February 2024, we implemented a strategic reduction of our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. In the years ended December 31, 2025 and December 31, 2024, we recorded restructuring and impairment charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(4,359)	$(31,658)
Investing activities	167	25,339
Financing activities	—	172
Net decrease in cash, cash equivalents and restricted cash	$(4,192)	$(6,147)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $4.4 million for the year ended December 31, 2025. The primary use of cash was our net loss of $1.0 million, changes in our assets and liabilities of $1.1 million, $2.4 million of non-cash items primarily including the change in fair value of purchase warrants, and gain on disposal of property and equipment, partially offset by $0.1 million of non-cash items related to equity based-compensation. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets and accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $0.2 million and resulted from the proceeds from sales of property and equipment.

Net cash provided by investing activities for the year ended December 31, 2024 was $25.3 million and resulted primarily from the proceeds from maturity of marketable securities of $25.5 million and $1.3 million from sales of property and equipment. This was offset by the purchases of marketable securities of $1.5 million and the purchases of property and equipment of $0.01 million.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities for the year ended December 31, 2025.

Net cash provided by financing activities for the twelve months ended December 31, 2024 totaled $0.2 million, primarily related to proceeds from exercise of stock options and net proceeds from the sale of our common stock in an at-the-market offering program.

Funding Requirements

We currently expect our expenses to remain roughly the same in the near term following our decision to discontinue our Synpheny-3 clinical trial while we explore strategic alternatives. Pending the outcome of our review of strategic alternatives, we expect to incur additional costs in connection with such activities.

We have generated revenue from our prior collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue. We believe that our current cash and cash equivalents as of December 31, 2025 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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

Contractual Commitments and Obligations

As an early-stage company, we are subject to a number of risks common to other life science companies, including, but not limited to, the ability to raise additional capital and protection of proprietary technology. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital or obtain financing from other sources, such as strategic collaborations or alliances. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-21 respectively, of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting, as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as a result of the material weakness that existed as of December 31, 2025, our internal control over financial reporting was not effective as of December 31, 2025.

Material Weakness

While preparing our condensed consolidated financial statements for the year ended December 31, 2024, management identified a material weakness in internal control over financial reporting. Specifically, we did not design an effective internal information and communication process relating to significant and non-routine transactions to ensure that relevant and reliable information was communicated on a timely basis across the organization, to enable financial personnel to effectively carry out their financial reporting and internal control roles and responsibilities. The failure, relating to significant and non-routine transactions, resulted in a misstatement of our warrant liabilities, transaction costs, change in fair value of warrant liabilities, additional paid-in-capital, accumulated deficit and certain related financial disclosures. This material weakness resulted in the correction of our consolidated financial statements as of and for the year ended December 31, 2023, and for the quarterly periods ended March 31, 2024 and June 30, 2024.

As described in our annual report on Form 10-K for the fiscal year ended December 31, 2024, management has designed a plan and is prepared to execute remediation actions to address the material weakness, however we have not had an instance of a significant and non-routine transaction in order to test the effectiveness of the remediation actions taken to date. As a result, the material weakness continues to be present as of December 31, 2025. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control

There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal year ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any "non-Rule 10b5-1 trading arrangement."

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders.

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

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated June 15, 2023		8-K (Exhibit 3.1)	6/15/2023	001-37566

3.5	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated September 27, 2023		8-K (Exhibit 3.1)	9/28/2023	001-37566

3.6	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock of Synlogic, Inc., as filed with the Secretary of State of the State of Delaware on February 20, 2024.		8-K (Exhibit 3.1)	2/20/2024	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566

4.3	Form of Pre-Funded Warrant		8-K (Exhibit 4.1)	9/29/2023	001-37566

4.4	Form of Purchase Warrant		8-K (Exhibit 4.2)	9/29/2023	001-37566

4.5	Description of Securities		10-K (Exhibit 4.3)	03/12/2020	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.1	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	001-37566

10.6	2023 Inducement Equity Incentive Award Plan		10-K (Exhibit 10.6)	03/19/2024	001-37566

10.7	Form of Stock Option Grant Notice and Stock Option Agreement under 2023 Inducement Equity Incentive Award Plan		10-K (Exhibit 10.7)	03/19/2024	001-37566

10.8	Non‑Employee Director Compensation Program.		8-K (Exhibit 10.1)	01/31/2020	001-37566

10.9	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

10.10#	Separation Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of December 17, 2024		10-K (Exhibit 10.10)	03/06/2025	001-37566

10.11#	Consulting Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of December 17, 2024		10-K (Exhibit 10.11)	03/06/2025	001-37566

10.12#	Amended Employment Letter Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of December 19, 2024		10-K (Exhibit 10.12)	03/06/2025	001-37566

10.13#	Separation Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of February 17, 2024		10-K (Exhibit 10.16)	03/19/2024	001-37566

10.14†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	08/28/2017	001-37566

10.17	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

10.18†	Lease Termination Agreement by and between BMR-Rogers Street LLC and Synlogic, Inc.		10-Q (Exhibit 10.2)	08/08/2024	001-37566

10.19#	Synlogic, Inc. 2025 Equity Incentive Plan		8-K (Exhibit 10.1)	12/15/2025	001-37566

19.1	Synlogic's Insider Trading Policy	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

21.1	Subsidiaries of the registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included in the signature page hereto)	X

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

97.1	Synlogic's Incentive Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Synlogic, Inc.

Date: March 12, 2026	By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mary Beth Dooley their true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities indicated below and on the dates indicated.

Name	Title	Date

/s/ MARY BETH DOOLEY	Principal Executive Officer and Principal Financial Officer
Mary Beth Dooley	(principal executive officer, principal financial officer and principal accounting officer)	March 12, 2026

/s/ PETER BARRETT
Peter Barrett	Chairman of the Board	March 12, 2026

/s/ JAMES FLYNN
James Flynn	Director	March 12, 2026

/s/ EDWARD MATHERS
Edward Mathers	Director	March 12, 2026

/s/ RICHARD P. SHEA
Richard P. Shea	Director	March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Synlogic, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Synlogic, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 12, 2026

SYNLOGIC, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$14,668	$18,860
Prepaid expenses and other current assets	729	830
Assets held for sale	—	86
Total current assets	15,397	19,776
Restricted cash	50	50
Total assets	$15,447	$19,826
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$103	$164
Accrued expenses	915	2,037
Purchase warrant liability	2,566	4,874
Total current liabilities	3,584	7,075
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 11,978,711 shares issued and 11,698,919 shares outstanding as of December 31, 2025 and 11,975,901 shares issued and 11,696,109 shares outstanding as of December 31, 2024	12	12
Additional paid-in capital	457,025	456,908
Accumulated other comprehensive income	—	—
Accumulated deficit	(442,656)	(441,651)
Treasury stock, at cost (279,792 shares at December 31, 2025 and at December 31, 2024)	(2,518)	(2,518)
Total stockholders' equity	11,863	12,751
Total liabilities and stockholders' equity	$15,447	$19,826

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Revenue	$—	$8
Operating expenses:
Research and development	43	9,154
General and administrative	3,489	6,631
Restructuring and other charges	476	25,173
Total operating expenses	4,008	40,958
Loss from operations	(4,008)	(40,950)
Other income (expense):
Interest and investment income	695	1,425
Change in fair value of purchase warrant liability	2,308	16,173
Other expense	—	(2)
Total other income, net	3,003	17,596
Loss before income taxes	(1,005)	(23,354)
Income tax expense	—	(5)
Net loss	$(1,005)	$(23,359)
Net loss per share - basic and diluted	$(0.08)	$(1.92)
Weighted-average common shares - basic and diluted	12,311,909	12,196,209

Comprehensive loss:
Net loss	$(1,005)	$(23,359)
Net unrealized loss on marketable securities	—	(6)
Comprehensive loss	$(1,005)	$(23,365)

See accompanying notes to the consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
Balance at December 31, 2023	9,465,949	$10	$453,565	$6	$(418,292)	(279,792)	$(2,518)	$32,771
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	7,839	—	22	—	—	—	—	22
Exercise of options	82,293	—	152	—	—	—	—	152
Exercise of pre-funded warrants	2,251,000	2	—	—	—	—	—	2
Issuance of restricted stock	362,700	—	—	—	—	—	—	—
Cancellation of restricted stock	(193,880)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	3,169	—	—	—	—	3,169
Unrealized loss on securities	—	—	—	(6)	—	—	—	(6)
Net loss	—	—	—	—	(23,359)	—	—	(23,359)
Balance at December 31, 2024	11,975,901	12	456,908	—	(441,651)	(279,792)	(2,518)	12,751
Issuance of restricted stock	30,000	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,190)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	117	—	—	—	—	117
Net loss	—	—	—	—	(1,005)	—	—	(1,005)
Balance at December 31, 2025	11,978,711	$12	$457,025	$—	$(442,656)	(279,792)	$(2,518)	$11,863

See accompanying notes to the consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,005)	$(23,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	347
Gain on disposal of property and equipment	(81)	(1,160)
Impairment loss on fixed assets	—	5,011
Impairment loss on ROU assets	—	9,571
Gain on lease termination	—	(3,271)
Impairment of prepaid research and development	—	5,219
Equity-based compensation expense	117	3,169
Change in fair value of warrant liability	(2,308)	(16,173)
Accretion/amortization of investment securities	—	(242)
Reduction in carrying amount of operating lease right of use asset	—	948
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	101	1,033
Prepaid research and development, net of current portion	—	1,906
Accounts payable and accrued expenses	(1,183)	(2,256)
Operating lease liabilities	—	(12,417)
Other assets	—	16
Net cash used in operating activities	(4,359)	(31,658)
Cash flows from investing activities:
Purchases of marketable securities	—	(1,477)
Proceeds from maturity of marketable securities	—	25,499
Purchases of property and equipment	—	(14)
Proceeds from the sale of property and equipment	167	1,331
Net cash provided by investing activities	167	25,339
Cash flows from financing activities:
Payments on finance lease obligations	—	(4)
Proceeds from issuance of common stock in connection with at-the-market offering, net of issuance costs	—	22
Proceeds from employee stock purchases and exercise of stock options	—	152
Proceeds from exercise of pre-funded warrants	—	2
Net cash provided by financing activities	—	172
Net decrease in cash, cash equivalents and restricted cash	(4,192)	(6,147)
Cash, cash equivalents and restricted cash at beginning of period	18,910	25,057
Cash, cash equivalents and restricted cash at end of period	$14,718	$18,910

Supplemental disclosure of non-cash investing activities:
Decrease in right-of-use asset and operating lease liabilities due to lease termination	$—	$1,626
Property and equipment sales included in other current assets	$—	$2
Supplemental disclosure of non-cash financing activities:
Cash paid for income taxes	$—	$5

See accompanying notes to the consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)
Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (Synlogic or the Company) is a biopharmaceutical company that previously advanced novel therapeutics to transform the care of serious diseases. The Company focused on rare metabolic disorders, with its lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants, to, among other things, support the strategic review process and current business operations. (see Note 7, Restructuring and Other Charges).

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $442.7 million at December 31, 2025. At December 31, 2025, the Company had $14.7 million in unrestricted cash and cash equivalents. The Company has determined its current cash and cash equivalents as of December 31, 2025 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. As the Company continues to review strategic alternatives, the Company will continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

Risks and Uncertainties

As an early-stage company, the Company is subject to a number of risks common to other life science companies, including, but not limited to, raising additional capital and protection of proprietary technology. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital or obtain financing from other sources.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, the Company’s management evaluates its estimates, including those related to accrued expenses and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash Equivalents

The Company considers all highly liquid investment instruments with a remaining maturity when purchased of three months or less to be cash equivalents. Investments qualifying as cash equivalents consist of money market funds, including money market funds held in a sweep account. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. The amount of cash equivalents included in cash and cash equivalents was approximately $14.7 million and $18.9 million at December 31, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include amounts held as cash, cash equivalents and restricted cash. The Company uses high quality, accredited financial institutions to maintain its balances, and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has no financial instruments with off-balance sheet risk of loss.

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

The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 during the years ended December 31, 2025 and 2024.

Impairment of Long‑Lived Assets

Long‑lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of impairment is calculated as the difference between the carrying value and fair value of the asset. As a result of the corporate restructuring, further discussed in Note 7, Restructuring and Other Charges, there were various impairment charges recorded during the year ended December 31, 2024.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, to enhance the disclosure requirements for income taxes. Upon adoption, companies will be required to disclose additional specified categories in the rate reconciliation. Companies will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted the standard during our 2025 annual period and included the required disclosures prospectively in Note 11, Income Taxes.

(3)
Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies.

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

The Company accounts for issued warrants either as derivative liabilities or as equity instruments depending on the specific terms of the agreement. Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The purchase warrants issued in October 2023 are liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations and comprehensive loss. We periodically evaluate changes in facts and circumstances that could impact the classification of warrants. None of the purchase warrants have been exercised since their issuance.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At December 31, 2025 and 2024, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,668	$14,668	$—	$—
Total	$14,668	$14,668	$—	$—
Liabilities:
Purchase warrant liability	$2,566	$—	$—	$2,566
Total	$2,566	$—	$—	$2,566

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,860	$18,860	$—	$—
Total	$18,860	$18,860	$—	$—
Liabilities:
Purchase warrant liability	$4,874	$—	$—	$4,874
Total	$4,874	$—	$—	$4,874

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at December 31, 2025 and December 31, 2024 are carried at amounts that approximate fair value due to their short-term maturities.

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at December 31, 2025 and December 31, 2024 are included below:

	December 31, 2025	December 31, 2024
Expected Term	2.75	3.75
Weighted-average, risk free interest rate	3.5%	4.3%
Expected volatility	89.4%	90.0%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$1.12	$1.40

(4)
Assets Held for Sale, Property and Equipment

Assets held for sale are summarized as follows (in thousands):

	December 31,	December 31,
	2025	2024
Laboratory equipment	$—	$86
Assets held for sale	$—	$86

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In February 2024, the Company committed to a plan to sell its remaining lab equipment and engaged a third party to assist with the auction, which was completed during the second quarter of 2025, and resulted in proceeds of $0.2 million and a $0.08 million gain on disposal of assets held for sale during the year ended December 31, 2025. The assets held for sale were reported at the lower of the carrying amount or fair value, less costs to sell. During the year ended December 31, 2024, there were impairment charges of $0.8 million incurred related to the lab equipment classified as assets held for sale, which was included in restructuring and other charges. The auction resulted in proceeds of $1.3 million and a $1.2 million gain on disposal of lab equipment during the year ended December 31, 2024.

Depreciation expense on property and equipment was $0.0 million and $0.3 million in 2025 and 2024, respectively.

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid insurance	$566	$517
Prepaid research and development	—	128
Other prepaid expenses	115	110
Other current assets	48	75
Total prepaid expenses and other current assets	$729	$830

(6)
Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Payroll related	$11	$126
Professional fees	95	205
Restructuring costs	748	1,656
Other	61	50
Total accrued expenses	$915	$2,037

(7)
Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and as a result are currently evaluating strategic options for the Company with a goal to enhance stockholder value, including the possibility of a merger or sale of the Company.

The Company also announced a corporate restructuring that included a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants, to, among other things, support the strategic review process and current business operations. In connection with the corporate restructuring, the Company recorded restructuring charges for severance and related costs of $0.24 million and $6.2 million during the years ended December 31, 2025 and December 31, 2024, respectively. The Company also executed consulting agreements during the year ended December 31, 2024, with a select number of former employees in which their equity continues to vest under the terms of the original award. The consulting services were determined to be non-substantive and as a result, the Company has accelerated the related stock compensation expense. There was no acceleration of stock compensation expense for the year ended December 31, 2025 and there was $2.4 million of stock compensation included in restructuring charges for the year ended December 31, 2024.

Restructuring and other charges also included gains on equipment sales of $0.08 million and $1.2 million during the years ended December 31, 2025 and December 31, 2024, respectively. For the year ended December 31, 2024, restructuring and other charges also

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

included impairment of the right-of-use assets associated with the Company's leased spaces of $9.6 million and impairment of property and equipment of $5.0 million.

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

Other charges relating to the restructuring include a $5.2 million charge to impairment for prepaid research and development in relation to the Ginkgo collaboration (See Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report) for the year ended December 31, 2024. Additionally, there were charges of $0.32 million and $1.2 million recorded during the years ended December 31, 2025 and December 31, 2024, respectively, related to the restructuring including legal fees, banking fees and lab decommissioning fees.

As of December 31, 2025, approximately $0.75 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses.

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

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

At December 31, 2025, the fair value of the purchase warrants was $2.6 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $2.3 million was recorded in the year ended December 31, 2025. Subsequent to their issuance and as of December 31, 2025, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo Bioworks, Inc. (Ginkgo) 422,718 shares of common stock and accompanying Pre-Funded Warrants (the Pre-Funded Warrants) to purchase up to an aggregate of 169,874 shares of common stock, at a combined purchase price per share and Pre-Funded Warrant of $135. The Pre-Funded Warrants have an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The proceeds, net of issuance costs, were approximately $79.9 million, $57.0 million related to the proceeds from sale of the common stock and $22.9 million related to the proceeds from sale of the Pre-Funded Warrants. The Pre-Funded Warrants may be exercised at any time until all of the Pre-Funded Warrants are exercised in full to the extent that, after giving effect to such issuance after exercise, Ginkgo would not beneficially own in excess of 19.99% of the number of shares of common stock outstanding immediately after giving effect to the issuance. The Pre-Funded Warrants were classified as a component of permanent equity and were recorded at the issuance date using a relative fair value allocation method. The Pre-Funded Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of common shares upon exercise. In addition, such warrants do not provide any guarantee of value or return. In connection with the issuance to Ginkgo of common stock and Pre-Funded Warrants, the Company expanded its collaboration and entered into an agreement with Ginkgo for the research and development of engineered microbial therapeutic products. As a result of the Company's and its board of directors decision to discontinue the Synpheny-3 trial, the Company would no longer be purchasing services from Ginkgo. None of the Pre-Funded Warrants have been exercised as of December 31, 2025. (See Note 11, Collaboration Agreements, in the audited financial statements included in the 2024 Annual Report).

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of warrants, exercise of stock options, and the employee stock purchase plan:

December 31, 2025
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	203,277
Total	8,319,823

(9)
Equity‑based Compensation and Equity Incentive Plans

Equity Plans

The Company currently has two active equity plans.

The 2025 Equity Incentive Award Plan (2025 Plan) functions as the primary equity plan for the Company. The 2025 Plan replaced the 2015 Equity Incentive Award Plan (2015 Plan), which terminated on November 10, 2025. The 2025 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2025 Plan, which annual increase will be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2026, and ending on the second day of fiscal year 2035, and will be equal to the lesser of (i) four percent of the number of outstanding shares of common stock on such date and an amount determined by the administrator of the 2025 Plan. The 2025 Plan provides for the granting of a variety of stock‑based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock‑based awards.

The 2017 Stock Incentive Plan (the 2017 Plan) provides for the grant of incentive stock options, non-qualified stock options, restricted and unrestricted stock awards and other stock-based awards.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The Company was formerly utilizing the 2015 Employee Stock Purchase Plan (ESPP), which allowed eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Due to the corporate restructuring, the purchases for the ESPP offering periods were cancelled during the years ended December 31, 2024 and December 31, 2025.

As of December 31, 2025, there were an aggregate of 1,038,721 shares available for future grant under the 2025 Plan and the 2017 Plan.

Stock Options

There were no stock options issued to employees during the year ended December 31, 2025. The weighted average assumptions used in the Black-Scholes option-pricing model for stock options issued to employees and non-employees under the 2015 Plan and the 2017 Plan, during the year ended December 31, 2024 were:

Year Ended December 31,
Employees:	2024
Expected term	5.6 years
Weighted-average, risk-free interest rate	3.9%
Expected volatility	92.0%
Dividend yield	—

The following table summarizes stock option activity under the 2015 (replaced by the 2025 Plan) and 2017 Plans.

	Stock options outstanding
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	term	value (a)
	options	price	(in years)	(in thousands)
Outstanding at December 31, 2024	324,983	$11.88	7.0	$—
Granted	—	—		—
Exercised	—	—		—
Cancelled/Forfeited	(90,634)	13.29		—
Outstanding at December 31, 2025	234,349	11.34	6.1	$—

Vested or expected to vest at December 31, 2025	234,349	$11.34	6.1	$—
Exercisable at December 31, 2025	203,277	$13.07	7.0	$—

(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair market value of the underlying common stock for the options that were in the money at December 31, 2025 and 2024. There were no options in the money at December 31, 2025 and December 31, 2024.

The weighted average grant date fair value per share of options granted during the years ended December 31, 2024 was approximately $3.15. There were no options granted during the year ended December 31, 2025. The total fair value of awards that vested during the years ended December 31, 2025 and 2024 was $0.6 million and $1.3 million, respectively.

As of December 31, 2025, there was approximately $0.02 million of unrecognized share-based compensation for unvested stock option grants which is expected to be recognized over a weighted average period of 0.94 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Restricted Common Stock

During the years ended December 31, 2025 and 2024, 30,000 and 362,700 shares of restricted common stock were granted, respectively.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The following table shows restricted common stock activity:

	Restricted stock awards
		Weighted average grant date
	Number of	fair value
	shares	(per share)
Unvested at December 31, 2024	194,066	$5.97
Granted	30,000	1.12
Vested	(125,513)	5.22
Forfeited	(27,190)	5.04
Unvested at December 31, 2025	71,363	$5.60

The total fair value of shares that vested during the years ended December 31, 2025 and 2024 was $0.7 million and $0.3 million, respectively.

As of December 31, 2025, there was approximately $0.01 million of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 0.6 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

Employee Stock Purchase Plan

The ESPP is considered a compensatory plan with the related compensation expense recognized over the six-month offering periods. There was no compensation expense for the year ended December 31, 2025. The compensation expense for the year ended December 31, 2024 was $(0.02) million due to the reversal of the expense as a result of the corporate restructuring and subsequent cancellation of the ESPP purchase in the first quarter of 2024.

Equity Compensation

The Company has recorded total equity‑based compensation expense of approximately $0.1 million and $3.2 million, during the years ended December 31, 2025 and 2024, respectively. Equity compensation during the years ended December 31, 2025 and 2024 is derived from stock options, restricted stock awards, and the ESPP.

The following table summarizes equity‑based compensation expense within the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$—	$232
General and administrative	117	570
Restructuring charges: expense acceleration	—	2,367
	$117	$3,169

The following table summarizes equity‑based compensation expense by type of award for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Stock options	$41	$2,064
Restricted stock awards	76	1,127
ESPP	—	(22)
	$117	$3,169

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10)
Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(1,005)	$(23,359)
Denominator:
Weighted-average common shares outstanding - basic and diluted	12,311,909	12,196,209
Net loss per share - basic and diluted	$(0.08)	$(1.92)

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

	As of December 31,
	2025	2024
Purchase warrants	7,394,363	7,394,363
Unvested restricted common stock awards	71,363	194,066
Outstanding options to purchase common stock	234,349	324,983
Potential shares issuable under the ESPP	—	—
	7,700,075	7,913,412

(11)
Income Taxes

During the years ended December 31, 2025 and 2024, the Company recorded no income tax benefits for the net operating losses incurred due to its uncertainty of reclaiming a benefit for those losses.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$108,888	$102,145
Tax credit carryforwards	10,926	10,931
Accrued expenses	210	132
Property and equipment	—	28
Lease liabilities	—	—
Equity compensation	1,089	2,191
Amortizable intangibles	867	984
Amortizable research expenditures (1)	12,236	17,958
Other	64	64
Gross deferred tax assets	134,280	134,433
Deferred tax liabilities:
Right of use assets	—	—
Gross deferred tax liabilities	—	—
Valuation allowance	(134,280)	(134,433)
Net deferred tax assets	$—	$—

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1) Under the Tax Cuts and Jobs Act (TCJA), research and experimental (R&D) expenditures are capitalized and amortized under section 174 for tax years beginning after December 31, 2021. These costs are amortized for tax purposes over 5 years since the R&D was performed in the U.S. The One Big Beautiful Bill Act (OBBBA) was enacted on July 4, 2025. OBBBA includes modifications to several provisions of TCJA, including reinstating full expensing for domestic R&D expenditures. The Company is considering the OBBBA amendments and transition rules for domestic R&D expenditures that were previously capitalized under TCJA. The unamortized balance of these costs is presented as a deferred tax asset in the table above.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards, and determined that it is more likely than not that the Company will not recognize the benefits of the deferred tax assets. As a result, a full valuation allowance of approximately $134.3 million and $134.4 million was established at December 31, 2025 and 2024, respectively.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA includes significant changes to U.S. tax law, including making permanent certain provisions originally enacted under the Tax Cuts and Jobs Act, such as 100% bonus depreciation, the immediate expensing of domestic research and development costs, and the limitation on the deductibility of business interest expense. The provisions of the OBBBA did not have a material impact on the effective income tax rate.

As further described in Note 2, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

(In thousands, except percentages)

	Year ended December 31, 2025
	Rate	Tax
U.S. federal statutory rate	21.00%	(209)
State income taxes, net of federal effect	—	—
Tax credits	—	—
Changes in valuation allowances	14.32%	(142)
Nontaxable or nondeductible items
Stock compensation	(10.39)%	103
Fair market value change of warrant liability	48.74%	(485)
Other	(0.86)%	9
Other adjustments
Cancelled stock awards	(72.99)%	726
Other	0.18%	(2)
Effective income tax rate	—	—

The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

2024
Tax Rate
U.S. federal statutory rate	21%
State income taxes, net of federal benefit	9%
Other permanent differences	9%
Tax credits	2%
Other items	(1)%
Net change in valuation allowance	(40)%
Effective income tax rate	—

The Company's cash paid for income taxes, net of refunds received, consisted of the following for the year ended December 31, 2025 (in thousands):

2025
Federal	$—
Massachusetts	11
Total	$11

A roll-forward of the valuation allowance for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Years ended December 31,
	2025	2024
Balance at beginning of year	$(134,433)	$(125,055)
Increase in valuation allowance	153	(9,378)
Balance at end of year	$(134,280)	$(134,433)

As of December 31, 2025, the Company had federal net operating loss carryforwards that may be available to reduce future taxable income of $401.8 million. Of the $401.8 million of federal net operating loss carryforwards, $62.4 million will expire on various dates from 2034 to 2037. The remaining $339.4 million of federal net operating loss carryforwards do not expire. The Company also had state net operating loss carryforwards that may be available to reduce future taxable income of $387.9 million for the period ended December 31, 2025. The state net operating loss carryforwards begin to expire in 2029. In addition, as of December 31, 2025, the Company had federal and state research and development tax credit carryforwards available to reduce future tax liabilities of $7.5 million and $4.4 million, respectively.

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

The Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon the ultimate settlement with the relevant taxing authority. The Company has not recognized any liability for unrecognized tax benefits as of December 31, 2025. The Company’s policy is to record interest and penalties related to unrecognized tax benefits on the income tax expense line in the consolidated statement of operations. There are no interest or penalties accrued at December 31, 2025 and 2024.

The Company files tax returns, on an entity-level basis, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Tax years from 2021 to the present are open to examination under the statute. The Company’s

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

(13) Employee Benefits

The Company has a defined contribution 401(k) plan for eligible employees. Employees are eligible to participate in the plan beginning on their date of hire. Under the terms of the plan, employees may make voluntary contributions as a percentage of compensation. The Company started to match employee contributions effective January 1, 2019. The Company matched 50% of the employee contributions to the 401(k) plan up to a maximum of 4% of the participating employee’s eligible earnings, resulting in a maximum company match of 2% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. In 2021, the Company increased the match to 50% of the employee contributions up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings, and subject to certain additional statutory dollar limitations. For the years ended December 31, 2025 and 2024, the Company made $0.02 million and $0.09 million contributions to the plan, respectively.

(14) Segment Information

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

Research and Development

	Years Ended December 31,
	(in thousands)
	2025	2024
Clinical research and external costs	$50	$4,059
Facility and all other costs	—	3,116
Compensation and benefits	(7)	1,979
Total research and development expense	$43	$9,154

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

General and Administrative

	Years Ended December 31,
	(in thousands)
	2025	2024
Consulting and professional services	$2,720	$3,813
Compensation and benefits	544	1,964
Facility and all other costs	225	854
Total general and administrative expense	$3,489	$6,631

Restructuring Charges

	Years Ended December 31,
	(in thousands)
	2025	2024
Facility and all other costs	$(80)	$15,497
Compensation and benefits	232	8,629
Consulting and professional services	341	725
Clinical research and external costs	(17)	322
Total restructuring charges	$476	$25,173