Form 10-K/A
period 2025-12-31
SYNLOGIC, INC.
filed 2026-04-30
CIK 1527599

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

None

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

As of March 31, 2026 there were 11,698,919 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This registrant is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Filing”) solely to include the information required by Item 10 - “Directors, Executive Officers and Corporate Governance,” Item 11 - “Executive Compensation,” Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K that was intentionally omitted from Part III of Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the Original Filing are amended and restated in their entirety as set forth in this Amendment. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment certain currently dated certifications. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. Except as described above, no other amendments are being made to the Original Filing. This Amendment does not reflect events occurring after the March 12, 2026 filing of the Original Filing or modify or update the disclosure contained in the Original Filing in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC. Terms used but not defined herein shall have the meanings ascribed to them in the Original Filing.

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

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors

Our bylaws provide that our business is to be managed by or under the direction of our Board of Directors (our "Board"). Our Board currently consists of four members, classified into two classes as follows: (1) Edward Mathers constitutes a class with a term ending at the 2026 annual meeting of stockholders, (2) Peter Barrett, Ph.D constitutes a class with a term ending at the 2027 annual meeting of stockholders and (2) Richard Shea and James Flynn constitute a class with a term ending at the 2028 annual meeting of stockholders. Set forth below are the names of our directors and their ages as of March 31, 2026. In addition, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below:

Name	Age	Position with the Company
Peter Barrett, Ph.D.	73	Chairman of the Board
James Flynn	45	Director
Edward Mathers	65	Director
Richard P. Shea	74	Director

While our common stock is no longer listed with the Nasdaq Stock Exchange (“Nasdaq”), the Board continues to refer to Nasdaq listing guidelines to inform its independence analysis. Our Board has reviewed the materiality of any relationship that each of our directors has with Synlogic, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by the Nasdaq Stock Market: Peter Barrett, Ph.D., James Flynn, Edward Mathers, and Richard P. Shea.

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

James Flynn, CFA has served as a member of our Board since March 2024. Mr. Flynn is currently a Managing Member and Portfolio Manager of Nerium Capital LLC, an investment adviser he founded in 2021. Mr. Flynn also currently serves on the board of directors of Lite Strategy, Inc (NASDAQ: LITS), a pharmaceutical and digital asset treasury company, since 2023, and RiceBran Technologies, an innovative specialty ingredients company, since 2024. Previously, Mr. Flynn served on the board of directors of ARCA Biopharma and Axiom Health, Inc. Prior to that, Mr. Flynn worked in various investment management roles at Aptigon Capital (a division of Citadel LLC), Amici Capital, LLC, and Putnam Investments LLC. Mr. Flynn earned a S.B. degree in Management Science with a concentration in Finance and a minor in Economic Science from the Massachusetts Institute of Technology. Mr. Flynn is a Chartered Financial Analyst (CFA) charterholder. The Board has concluded that Mr. Flynn possesses specific attributes that qualify him to serve as a member of our Board, including his experience with the healthcare and pharmaceutical industries and his broad life sciences industry knowledge.

Edward Mathers has served as a member of our Board since October 2012. Mr. Mathers is a General Partner at NEA, a private venture capital firm focusing on technology and healthcare investments. Mr. Mathers serves on the board of directors of the following publicly traded pharmaceutical companies: Trevi Therapeutics, Inc., Rhythm Pharmaceuticals, Inc., OnKure Therapeutics, Inc., formerly known as Reneo Pharmaceuticals, Inc., MBX Biosciences, Inc. and Senti Biosciences, Inc. Mr. Mathers also serves on the board of directors of several privately held companies. Mr. Mathers previously served on the board of directors of the following publicly traded companies: ObsEva SA, Mirum Pharmaceuticals, Inc., Akouos, Inc., Lumos Pharma, Inc., and Ra Pharmaceuticals, Inc. From 2002 to 2008, Mr. Mathers served as Executive Vice President, Corporate Development and Venture at MedImmune, Inc., a biopharmaceutical company, and led its venture capital subsidiary, MedImmune Ventures, Inc. Before joining MedImmune in 2002, Mr. Mathers was Vice President, Marketing and Corporate Licensing and Acquisitions at Inhale Therapeutic Systems, a biotechnology company. Previously, Mr. Mathers spent 15 years at Glaxo Wellcome, Inc. (GlaxoSmithKline), a pharmaceutical company, where he held various sales and marketing positions. Mr. Mathers received a B.S. in Chemistry from North Carolina State University. The Board has concluded that Mr. Mathers possesses specific attributes that qualify him to serve as a member of our Board, including his experience with the healthcare and pharmaceutical industries and his broad management experience.

Richard P. Shea has served as a member of our Board since the Merger closed on August 28, 2017. Mr. Shea served as the Chief Financial Officer of Syndax Pharmaceuticals, Inc. from February 2017 through July 2020. Mr. Shea previously served as a member of the Syndax Pharmaceuticals board of directors from January 2014 to February 2017. From July 2007 through December 2016, Mr. Shea served as Senior Vice President and Chief Financial Officer of Momenta Pharmaceuticals Inc., a publicly traded biotechnology company, and was its Vice President and Chief Financial Officer since October 2003. Prior to joining Momenta, Mr. Shea served as Chief Operating Officer and Chief Financial Officer of Variagenics Inc., a publicly traded pharmacogenomics company, and as Vice President, Finance of Genetics Institute, Inc., a publicly traded biotechnology company. Mr. Shea received an A.B. from Princeton University and an M.B.A. from the Public Management Program at Boston University. The Board has concluded that Mr. Shea possesses specific attributes that qualify him to serve as a member of our Board, including his experience with the healthcare and pharmaceutical industries and his broad life sciences industry knowledge.

Committees of the Board of Directors and Meetings

Meeting Attendance. During the fiscal year ended December 31, 2025, Synlogic’s Board held seven meetings, and the various committees of the Board met a total of four times. All directors attended at least 75% of the total number of meetings of the Board and of committees of the Board on which he served during fiscal 2025. Synlogic’s annual meeting was held on December 15, 2025 and one of our directors attended the meeting. We encourage our directors to attend the Annual Meeting.

Audit Committee. Synlogic’s Audit Committee met four times during fiscal 2025. This committee currently has three members, Richard Shea (Chairman), Peter Barrett, and James Flynn. Our former director Michael Heffernan served on the Audit Committee until February 2025, when Mr. Heffernan resigned from our board of directors. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the Securities and Exchange Commission and by the Nasdaq Stock Market, as such standards apply specifically to members of audit committees. The Board has determined that Mr. Shea is an “audit committee financial expert,” as the Securities and Exchange Commission has defined that term in Item 407 of Regulation S-K. Please also see the report of the Audit Committee set forth elsewhere in this proxy statement.

A copy of the Audit Committee’s written charter is publicly available on our website at www.synlogictx.com.

Compensation Committee. Synlogic’s Compensation Committee did not meet during 2025. This committee currently has two members, Edward Mathers (Chairman) and James Flynn. Our former director Nick Leschly served on the Compensation Committee until January 2025, when Mr. Leschly resigned from our board of directors. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2025 Equity Incentive Award Plan, 2017 Stock Incentive Plan, 2015 Employee Stock Purchase Plan, and 2023 Inducement Equity Incentive Award Plan. The Compensation Committee reviews and recommends policies relating to compensation and benefits of our officers and employees. The Compensation Committee reviews and recommends corporate goals and objectives relevant to compensation of our Principal Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and may approve the compensation of the executive officers, other than the Principal Executive Officer, whose compensation the Compensation Committee recommends to the Board, based on such evaluations. The Compensation Committee also recommends to the Board the issuance of stock options and other awards under our stock plans. All members of the Compensation Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market.

The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.synlogictx.com.

Nominating and Governance Committee. Synlogic’s Nominating and Governance Committee did not meet during 2025. This committee currently has two members, Peter Barrett (Chairman) and Richard Shea. Our former director Michael Heffernan served on the Nominating and Governance Committee until February 2025, when Mr. Heffernan resigned from our board of directors. Our Board has determined that both members of our Nominating and Governance Committee qualify as independent under the definition promulgated by the Nasdaq Stock Market. The Nominating and Governance Committee’s responsibilities are set forth in the Nominating and Governance Committee’s written charter and include: identification of qualified candidates to become Board members consistent with criteria approved by the Board; selection, or recommendation of selection to the Board, of nominees for election as directors at the next annual meeting of stockholders (or special meeting of stockholders at which directors are to be elected); selection, or recommendation of selection to the Board, of candidates to fill any vacancies on the Board; evaluation of and recommendation to the Board of any changes to the authorized size of the Board; assignment and rotation of Board members to various Board committees; review and recommendation to the Board of revisions to the Corporate Governance Guidelines; oversight of the evaluation of the Board and its various committees; and assistance with the selection of candidates for future executive officers as well the promotion and changes in position of incumbent executive officers.

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

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses business and operational risks with our Board at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure and the Audit Committee is responsible for overseeing our major financial risk exposures, information technology, cybersecurity and other risks, and the steps management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements and considers and approves or disapproves any related-persons

v

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

Human Capital: As of March 31, 2026, we had one full-time employee, primarily engaged in the assessment of strategic transactions, as directed by the Company's board of directors.

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

Insider Trading Policy and Prohibition on Hedging

We have an insider trading policy that, among other things, governs the buying and selling of our securities by all of our personnel, including directors, officers, employees and consultants and certain other covered persons. Our policy is designed to prevent violations of insider trading laws by our personnel and to avoid even the appearance of improper conduct in this regard by our personnel. The policy prohibits covered persons from purchasing, selling, or otherwise disposing of our securities while in possession of material non-public information (except in limited circumstances, such as pursuant to a previously established trading plan). In addition, the policy prohibits all employees (including executives and directors) from engaging in any transaction in which they may profit from short-term speculative swings in the value of our securities, including any of the following activities: (1) “short sales” (selling borrowed securities that the seller hopes can be purchased at a lower price in the future) of our securities; (2) use of our securities to secure a margin or other loan; (3) transactions in our securities involving straddles, collars or other similar risk reduction or hedging devices; and (4) transactions in publicly traded options relating to our securities (i.e., options that are not granted by us). The policy includes quarterly and other trading blackouts and sets forth the procedures covered persons must follow before transacting in our securities, including pre-clearance by our Principal Executive Officer of all transactions by executive officers, directors, employees and certain other covered persons, as well as members of their households. Although we have not adopted an insider trading policy governing the purchase, sale, and/or other disposition of our securities by the Company, as part of the oversight of risk, the Board, or one or more of its Committees, approves any transaction, plan or arrangement by or with the Company with respect to our securities on a case-by-case basis, and as part of their procedures to review and approve any such transaction, plan or arrangement, the Board or Committee consults with legal counsel to ensure compliance with applicable insider trading laws, rules and regulations, and listing standards. A copy of the policy is filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC.

Clawback Policy

On September 20, 2023, our Board adopted a Clawback Policy to comply with the new Clawback rules and listing standards promulgated by the SEC and Nasdaq Stock Market, respectively. The Clawback Policy generally provides that we will seek to recover, in the event of a required accounting restatement, excess incentive compensation received by covered officers where that compensation is based on erroneously reported financial information, regardless of fault or misconduct.

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

Executive Officers

The following table sets forth certain information regarding our executive officer as of March 31, 2026. We have an employment agreement with our executive officer.

Name	Age	Position
Mary Beth Dooley	45	Principal Executive Officer and Principal Financial Officer

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. The text of the Code of Business Conduct and Ethics is posted on our website at www.synlogictx.com. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four (4) business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Summary Compensation Table

The following table presents information concerning the compensation of our named executive officer for the years presented (collectively the “Named Executive Officer”). There was only one person that served as executive officer of the Company during 2025 and three persons that served as executive officers of the Company during 2024, one of whom resigned prior to December 31, 2024 and another who resigned on December 31, 2024.

	Year	Salary ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)
Mary Beth Dooley	2025	325,000	—	—	—	10,500	335,500
Principal Executive Officer and Principal Financial Officer	2024	325,000	53,640	—	97,500	10,350	486,490

(1)
The amounts reported represent the aggregate grant date fair value of restricted stock awards granted as estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). See Note 10 of the Company’s Financial Statements in the Original Filing for the assumptions used in calculating this amount.
(2)
The amounts reported represent bonuses paid based on the Board’s determination of achievement of pre-established performance criteria as outlined in each individual employment agreement for the year ended December 31, 2024.
(3)
Amount represents employer matching contribution to the named executive officer’s account under the 401(k) plan for the years ended December 31, 2024 and 2025. All amounts listed here are before any applicable payroll and withholding taxes.

Narrative Disclosure to Summary Compensation Table

Historically, our executive compensation program has reflected our innovative and growth-oriented corporate culture and is designed to attract, retain and incentivize and align executives with both short- and long-term company objectives. To date, the compensation of our Principal Executive Officer and Principal Financial Officer has consisted of a combination of base salary, cash bonuses and long-term incentive compensation paid in the form of equity. The named executive officer is eligible to participate in our health and welfare benefit plans. We will continue to evaluate its compensation values and philosophy and compensation plans and arrangements as circumstances require. We will review executive compensation from time to time at the discretion of the Compensation Committee or the Board. As part of this review process, the Board and Compensation Committee will apply our Company values and compensation philosophy, while considering the compensation levels needed to ensure the organization’s executive compensation program remains competitive and aligns incentives with the goals of the organization.

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

Annual Bonuses

Our employment agreements with our executive officers provide for the opportunity to earn a cash bonus based upon achievement of both corporate and individual goals determined by the Board based on a target percentage of annual base salary. As a result of the Company's decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU and significantly reduce our operations and the workforce, the Company did not pay out cash bonuses in 2025. The Board approved a 2024 bonus for employees, equal to 100% of their individual target 2024 bonus, pro-rated by the number of days employed in 2024. Ms. Dooley received 100% of her target 2024 bonus, in the amount of $97,500.

Equity Awards

In connection with the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU and significantly reduce our operations and the workforce, the Company did not grant equity awards to its named executive officers in 2025.

In January 2024, we granted Ms. Dooley was granted 12,000 restricted stock awards. The restricted shares under these awards vested in equal annual installments starting January 31, 2025 through January 31, 2026.

Outstanding Equity Awards at Fiscal Year End

The following table presents the equity awards outstanding on the last day of December 31, 2025 to our Named Executive Officer. All equity awards set forth in the table below were granted under the 2025 Stock Incentive Plan (formerly the 2015 Equity Incentive Awad Plan, which terminated on November 10, 2025).

			Option Awards				Stock Awards
		Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1) ($)
Mary Beth Dooley		6/29/2018	333	-	$1.85	6/29/2028
Principal Executive Officer and Principal Financial Officer		11/30/2018	200	-	$1.85	11/30/2028
		3/5/2019	466	-	$1.85	3/5/2029
		3/10/2020	625	-	$1.85	3/10/2030
		3/10/2020	500	-	$1.85	3/10/2030
		3/10/2021	2,083	-	$1.85	3/10/2031
	(2)	2/4/2022	3,121	134	$1.85	2/4/2032
	(3)	2/4/2022					203	$227
	(4)	9/30/2022	3,184	732	$1.85	9/30/2023
	(5)	3/16/2023	2,408	1,204	$1.85	3/16/2033
	(6)	3/16/2023					452	$506
	(7)	1/2/2024					6,000	$6,720

(1)
The market value of the stock awards is determined by multiplying the number of shares by $1.12, the closing price of our common stock on the Nasdaq Capital Market on December 31, 2025, the last trading day of our fiscal year.
(2)
The unvested shares under this option vest in approximately equal monthly installments through February 4, 2026.
(3)
The restricted shares under this award vest in equal annual installments starting April 1, 2022 through April 1, 2026.
(4)
The unvested shares under this option are scheduled to vest in approximately equal monthly installments through September 16, 2026.
(5)
The unvested shares under this option are scheduled to vest in approximately equal monthly installments through April 1, 2027.
(6)
The restricted shares under this award are scheduled to vest in equal annual installments starting April 1, 2024 through April 1, 2027.
(7)
The restricted shares under this award vest in equal annual installments starting January 31, 2025 through January 31, 2026.

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

Other Benefits

Executive officers are eligible to participate in all of the Company’s employee benefit plans, including medical, dental, vision, group life, a 401(k) retirement plan, and an Employee Stock Purchase Plan (ESPP), in each case on the same basis as other employees, subject to applicable laws. We also provide paid-time-off benefits to all employees, including our executive officers.

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

DIRECTOR COMPENSATION

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2025 to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our Board.

	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)
	($)	($)	($)
Peter Barrett, Ph.D. (4)	58,125	—	—
James Flynn (5)	45,625	16,800	—
Michael Heffernan (6)	5,618	—	—
Nick Leschly (7)	—	—	—
Edward Mathers (8)	40,000	—	—
Richard P. Shea (9)	51,250	16,800	—

(1)
Amounts represent fees earned during 2025 under our Amended and Restated Non-Employee Director Compensation Policy.

(2)
The amounts reported represent the aggregate grant date fair value of restricted stock awards granted as estimated pursuant to FASB ASC 718, Compensation—Share based compensation (ASC 718). See Note 9 of the Company’s Financial Statements in the Original Filing for the assumptions used in calculating this amount.
(3)
In February 2024, in connection with the Company’s restructuring the Board elected to forego the option grants as a cost-saving measure.
(4)
Dr. Barrett had 56,044 option awards outstanding at December 31, 2025. Dr. Barrett elected to forego the annual grant awarded in 2025.
(5)
Mr. Flynn had 4,000 option awards outstanding at December 31, 2025. Mr. Flynn has 15,000 restricted shares outstanding at December 31, 2025.
(6)
Mr. Heffernan resigned from the Board on February 20, 2025. Mr. Heffernan had no options outstanding at December 31, 2025.
(7)
Mr. Leschly resigned from the Board on January 10, 2025. Mr. Leschly had no option awards and 1,543 restricted shares outstanding at December 31, 2025.
(8)
Mr. Mathers had 8,465 option awards outstanding at December 31, 2025. Mr. Mathers elected to forego the annual grant awarded in 2025.
(9)
Mr. Shea had 8,464 option awards outstanding at December 31, 2025. Mr. Shea has 15,000 restricted shares outstanding at December 31, 2025.

Pursuant to our Amended and Restated Non-Employee Director Compensation Program, (the “Amended Policy”), each of our non-employee directors shall be automatically granted, on the date of the annual meeting of the Company’s stockholders or such other date as may be determined by the Board (the “Grant Date”), an award of 15,000 shares of restricted stock (the “Awards”) under the Equity Plan in consideration of the Non-Employee Director’s past and/or continued employment with or service to the Company, and for other good and valuable consideration. Each Award shall vest and become exercisable on December 15 of the year in which the grant is made, subject to such director continuing to provide services to the Company through each such vesting date. Pursuant to the Amended Policy, all of the Awards granted to a non-employee director, and any other stock options or other equity-based awards outstanding and held by the non-employee director, shall vest and, if applicable, become exercisable with respect to one hundred percent (100%) of the shares subject thereto immediately prior to the occurrence of a Change in Control (as defined in the Equity Plan), to the extent outstanding at such time. We reimburse our non-employee directors for all reasonable and customary business expenses incurred providing services to us in accordance with Company policy. Pursuant to our Amended Policy, no cash compensation is awarded to our non-employee directors for their service on our Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2026 for (a) the executive officers named in the Summary Compensation Table appearing elsewhere in this Amendment, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days after March 31, 2026 pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 11,698,919 shares of common stock outstanding on March 31, 2026.

	Shares Beneficially
	Owned (1)
	Number	Percent
Name and Address of Beneficial Owner**
Directors and Named Executive Officers:
Peter Barrett, Ph.D. (2)	232,842	1.98%
Mary Beth Dooley (3)	26,578	*
Richard P. Shea (4)	23,970	*
James Flynn (5)	17,666	*
Edward Mathers (6)	8,465	*
All current directors and executive officers as a group (5 persons) (7)	309,521	2.63%
Five Percent Stockholders:
Funicular Funds (8)	3,312,219	28.35%
601 California Street, Suite 1151
San Francisco, California 94108
New Enterprise Associates 14, L.P. (9)	2,922,774	25.02%
1954 Greenspring Drive, Suite 600
Timonium, MD 21093
Baselake Partners, LP (10)	1,140,000	9.76%
3155 W. Big Beaver Road, Suite 207
Troy, Michigan 48084
John A. Kryzanowski (11)	733,412	6.28%
c/o Shartsis Friese LLP
425 Market Street, 11th Floor
San Francisco, CA 94105
Armistice Capital LLC (12)	614,288	5.26%
501 Madison Avenue, 7th Floor
New York, New York 10022

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

** Addresses are given for beneficial owners of more than 5% of the outstanding common stock only.

(1)
Includes shares issuable upon the exercise of options to purchase shares of common stock within 60 days following March 31, 2026.
(2)
Consists of 176,798 shares of our common stock owned by Atlas Venture Fund IX, L.P. (“Atlas IX”) and 56,044 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2026. Atlas Venture Associates IX, L.P. (“AVA IX LP”), is the general partner of Atlas IX, and Atlas Venture Associates IX, LLC (“AVA IX LLC”), is the general partner of AVA IX LP. Dr. Barrett disclaims Section 16 beneficial ownership of the securities held by Atlas IX, except to the extent of his pecuniary interest therein, if any.
(3)
Consists of 12,744 shares of our common stock held by Ms. Dooley and 13,834 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2026.
(4)
Consists of 15,506 shares of our common stock held by Mr. Shea and 8,464 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2026.
(5)
Consists of 15,000 shares of our common stock held by Mr. Flynn and 2,666 shares of our common stock issuable upon the exercise of options exercisable within 60 days following March 31, 2026.
(6)
Consists of 8,465 shares of our common stock issuable upon the exercise of options held by Mr. Mathers exercisable within 60 days following March 31, 2026.
(7)
See footnotes 2 to 6.

(8)
This information is based solely on a Schedule 13D/A filed with the Securities and Exchange Commission on or about April 6, 2026. Consists of 3,312,219 shares held by Funicular Funds, LP. (the Fund), a Delaware limited partnership, with respect to the Common Stock beneficially owned and held of record by the Fund. The General Partner of the Fund is Cable Car Capital LLC (Cable Car), a California limited liability company which serves as investment adviser to the Fund pursuant to a written advisory agreement. Jacob Ma-Weaver, a United States citizen, is the Managing Member of Cable Car and the ultimate individual responsible for directing the voting and disposition of Common Stock held by the Fund. Each of the Fund and Mr. Ma-Weaver are referred to as a Reporting Person and collectively as the Reporting Persons.
(9)
This information is based solely on a Schedule 13D filed with the Securities and Exchange Commission on or about May 16, 2024. Consists of 2,922,774 shares held by New Enterprise Associates 14, L.P. (“NEA 14”) and excludes warrants to purchase 2,640,845 shares of common stock, which are subject to a beneficial ownership blocker. NEA Partners 14, L.P. (“NEA Partners 14”) is the sole general partner of NEA 14. NEA 14 GP, LTD (“NEA 14 LTD”) is the sole general partner of NEA Partners 14. The individual Directors (the “Directors”) of NEA 14 LTD are M. James Barrett, Peter J. Barris, Forest Baskett, Anthony A. Florence, Jr., Patrick J. Kerins, David M. Mott, Scott D. Sandell, Peter Sonsini and Ravi Viswanathan. The Directors share voting and dispositive power with regard to shares held directly by NEA 14. Edward Mathers is a partner at NEA.
(10)
This information is based solely on a Schedule 13G filed with the Securities and Exchange Commission on or about January 23, 2026. Consists of 1,140,000 shares held by Baselake Partners, LP. (the Fund), a Delaware limited partnership, with respect to the Common Stock beneficially owned and held of record by the Fund. Baselake Management, LLC serves as the investment manager to the Fund (the “Investment Manager”). David Paolella serves as the managing member of the Investment Manager (the “Managing Member,” and collectively with the Fund and the Investment Manager, the “Reporting Persons”).
(11)
This information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on or about February 25, 2025. Consists of 733,412 shares of our common stock held of record by John A. Kryzanowski. Excludes warrants to purchase 140,845 shares of common stock, which are subject to a beneficial ownership blocker.
(12)
This information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission on or about November 14, 2024. Consists of 614,288 shares held by Armistice Capital, LLC (“Armistice Capital”). Excludes warrants to purchase 3,521,126 shares of common stock, which are subject to a beneficial ownership blocker. Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the "Master Fund"), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Issuer held by the Master Fund and thus may be deemed to beneficially own the securities of the Issuer held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Issuer held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Issuer directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The number of shares does not include warrants to purchase shares of common stock held by Armistice Capital, LLC, which are subject to beneficial ownership limitations.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2025.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	231,105	$11.31	1,345,911
Equity compensation plans not approved by security holders (2)	3,244	$0.03	38,721
Total	234,349	$11.34	1,384,632

(1)
Consists of the 2025 Equity Incentive Award Plan (the “2025 Plan”). The 2025 Plan replaced the 2015 Equity Incentive Award Plan (2015 Plan), which terminated on November 10, 2025. The 2025 Plan includes an “evergreen provision” that allows for an annual increase in the number of shares of common stock available for issuance under the 2025 Plan, which annual increase will be added on the first day of each fiscal year of the Company during the period beginning in fiscal year 2026, and ending on the second day of fiscal year 2035, and will be equal to the lesser of (i) four percent of the number of outstanding shares of common stock on such date and an amount determined by the administrator of the 2025 Plan.
(2)
Consists of the Synlogic 2017 Stock Incentive Plan. See Note 9 of the Original Filing for descriptions of the plans.

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

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2025, and December 31, 2024, and fees billed for other services rendered by KPMG LLP during those periods.

	2025	2024
Audit fees: (1)	$365,000	$570,010
Audit related fees: (2)	-	-
Tax fees: (3)	27,825	26,523
Other fees: (2)	-	-
Total	$392,825	$596,533

(1)
Audit fees in 2025 and 2024 were for professional fees rendered for the audits of our financial statements, including accounting consultation, and reviews of quarterly financial statements, as well as for services that are normally provided in connection with regulatory filings or engagements, including comfort letters.
(2)
There were no audit-related or other fees in 2025 or 2024.
(3)
Tax fees in 2025 and 2024 were for professional fees rendered for matters related to filing our federal and state tax returns and permissible tax consultation services.

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

Item 15(a)(3) The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1^	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017, by and among Mirna Therapeutics, Inc., Meerkat Merger Sub, Inc. and Synlogic, Inc.		8-K (Exhibit 2.1)	05/16/2017	001-37566

3.1	Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.1)	10/6/2015	001-37566

3.2	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation, dated August 25, 2017		8-K (Exhibit 3.1)	08/28/2017	001-37566

3.3	Certificate of Amendment (Name Change) to the Amended and Restated Certificate of Incorporation		8-K (Exhibit 3.2)	08/28/2017	001-37566

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated June 15, 2023		8-K (Exhibit 3.1)	6/15/2023	001-37566

3.5	Certificate of Amendment (Reverse Stock Split) to the Amended and Restated Certificate of Incorporation of Synlogic, Inc., dated September 27, 2023		8-K (Exhibit 3.1)	9/28/2023	001-37566

3.6	Amended and Restated Bylaws		8-K (Exhibit 3.2)	10/6/2015	001-37566

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock of Synlogic, Inc., as filed with the Secretary of State of the State of Delaware on February 20, 2024.		8-K (Exhibit 3.1)	2/20/2024	001-37566

4.1	Form of Common Stock Certificate		S-1/A (Exhibit 4.2)	09/18/2015	333-206544

4.2	Pre-Funded Warrant		8-K (Exhibit 4.1)	06/12/2019	001-37566

4.3	Form of Pre-Funded Warrant		8-K (Exhibit 4.1)	9/29/2023	001-37566

4.4	Form of Purchase Warrant		8-K (Exhibit 4.2)	9/29/2023	001-37566

4.5	Description of Securities		10-K (Exhibit 4.3)	03/12/2020	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
4.6	Rights Agreement, dated as of February 20, 2024, between Synlogic, Inc. and Equiniti Trust Company LLC, as rights agent.		8-K (Exhibit 4.1)	2/20/2024	001-37566

10.1	2015 Equity Incentive Award Plan		10-K (Exhibit 10.1)	03/20/2018	001-37566

10.2	Form of Stock Option Grant Notice and Stock Option Agreement under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(B))	09/11/2015	333-206544

10.3	Form of Restricted Stock Award Agreement and Restricted Stock Unit Award Grant Notice under the 2015 Equity Incentive Award Plan.		S-1/A (Exhibit 10.9(C))	09/11/2015	333-206544

10.4	2017 Stock Incentive Plan		10-K (Exhibit 10.4)	03/20/2018	001-37566

10.5	Form of Stock Option Grant Notice and Stock Option Agreement under 2017 Stock Incentive Plan.		10-Q (Exhibit 10.17)	11/13/2017	001-37566

10.6	2023 Inducement Equity Incentive Award Plan		10-K (Exhibit 10.6)	03/19/2024	001-37566

10.7	Form of Stock Option Grant Notice and Stock Option Agreement under 2023 Inducement Equity Incentive Award Plan		10-K (Exhibit 10.7)	03/19/2024	001-37566

10.8	Amended and Restated Non‑Employee Director Compensation Program	X

10.9	Form of Indemnification Agreement between the Company and each of its directors and officers		S-1/A (Exhibit 10.13)	09/11/2015	333-206544

10.10#	Separation Agreement by and between Synlogic, Inc. and Aoife M. Brennan, MB, BCh, BAO, MMSc, dated as of February 17, 2024		10-K (Exhibit 10.16)	03/19/2024	001-37566

10.11#	Separation Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of December 17, 2024		10-K (Exhibit 10.10)	03/06/2025	001-37566

10.12#	Consulting Agreement by and between Synlogic, Inc. and Antoine Awad, dated as of December 17, 2024		10-K (Exhibit 10.11)	03/06/2025	001-37566

10.13#	Amended Employment Letter Agreement by and between Synlogic, Inc. and Mary Beth Dooley, dated as of December 19, 2024		10-K (Exhibit 10.12)	03/06/2025	001-37566

10.14†	License Agreement by and between Synlogic, Inc. and Synlogic IBDCo, Inc., dated as of July 16, 2015		8-K (Exhibit 10.13)	08/28/2017	001-37566

10.17	Synlogic, Inc. 2015 Employee Stock Purchase Plan, as amended		8-K (Exhibit 10.1)	12/20/2019	001-37566

10.18†	Lease Termination Agreement by and between BMR-Rogers Street LLC and Synlogic, Inc.		10-Q (Exhibit 10.2)	08/08/2024	001-37566

10.19#	Synlogic, Inc. 2025 Equity Incentive Plan		8-K (Exhibit 10.1)	12/15/2025	001-37566

19.1	Synlogic's Insider Trading Policy		10-K	03/12/2026	001-37566

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
(Exhibit 19.1)

21.1	Subsidiaries of the registrant		10-K (Exhibit 21.1)	03/12/2026	001-37566

23.1	Consent of Independent Registered Public Accounting Firm		10-K (Exhibit 23.1)	03/12/2026	001-37566

24.1	Power of Attorney (included in the signature page hereto)		10-K (Exhibit 24.1)	03/12/2026	001-37566

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).		10-K (Exhibit 32)	03/12/2026	001-37566

97.1	Synlogic's Incentive Compensation Recovery Policy		10-K (Exhibit 97.1)	03/12/2026	001-37566

101.INS	Inline XBRL Instance Document - – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.		10-K (Exhibit 101.INS)	03/12/2026	001-37566

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents		10-K (Exhibit 101.SCH)	03/12/2026	001-37566

104	Cover page Interactive Data File (embedded within the Inline XBRL document)		10-K (Exhibit 104)	03/12/2026	001-37566

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

Synlogic, Inc.

Date: April 30, 2026	By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer (principal executive officer, principal financial officer and principal accounting officer)