Form 10-Q
period 2026-03-31
SYNLOGIC, INC.
filed 2026-05-14
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, there were 11,696,641 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$14,105	$14,668
Prepaid expenses and other current assets	456	729
Total current assets	14,561	15,397
Restricted cash	50	50
Total assets	$14,611	$15,447
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$206	$103
Accrued expenses	1,157	915
Purchase warrant liability	694	2,566
Total current liabilities	2,057	3,584
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 11,978,711 shares issued and 11,698,919 shares outstanding as of March 31, 2026 and 11,978,711 shares issued and 11,698,919 shares outstanding as of December 31, 2025	12	12
Additional paid-in capital	457,035	457,025
Accumulated other comprehensive income	—	—
Accumulated deficit	(441,975)	(442,656)
Treasury stock, at cost (279,792 shares at March 31, 2026 and at December 31, 2025)	(2,518)	(2,518)
Total stockholders' equity	12,554	11,863
Total liabilities and stockholders' equity	$14,611	$15,447

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$—	$—
Operating expenses:
Research and development	49	22
General and administrative	1,064	836
Restructuring and other charges	206	40
Total operating expenses	1,319	898
Loss from operations	(1,319)	(898)
Other income:
Interest and investment income	128	188
Change in fair value of purchase warrant liability	1,872	1,027
Total other income, net	2,000	1,215
Net income	$681	$317
Net income per share - basic and diluted	$0.05	$0.03
Weighted-average common shares - basic	12,394,912	12,283,543
Weighted-average common shares - diluted	12,398,525	12,388,595

Comprehensive income:
Net income	$681	$317
Comprehensive income	$681	$317

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
Balance at December 31, 2025	11,978,711	$12	$457,025	$—	$(442,656)	(279,792)	$(2,518)	$11,863
Equity-based compensation expense	—	—	10	—	—	—	—	10
Net income	—	—	—	—	681	—	—	681
Balance at March 31, 2026	11,978,711	$12	$457,035	$—	$(441,975)	(279,792)	$(2,518)	$12,554

Balance at December 31, 2024	11,975,901	$12	$456,908	$—	$(441,651)	(279,792)	$(2,518)	$12,751
Equity-based compensation expense	—	—	25	—	—	—	—	25
Net income	—	—	—	—	317	—	—	317
Balance at March 31, 2025	11,975,901	$12	$456,933	$—	$(441,334)	(279,792)	(2,518)	$13,093

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$681	$317
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of property and equipment	—	(12)
Equity-based compensation expense	10	25
Change in fair value of warrant liability	(1,872)	(1,027)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	273	271
Accounts payable and accrued expenses	345	(1,175)
Net cash used in operating activities	(563)	(1,601)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	12
Net cash provided by investing activities	—	12
Net decrease in cash, cash equivalents and restricted cash	(563)	(1,589)
Cash, cash equivalents and restricted cash at beginning of period	14,718	18,910
Cash, cash equivalents and restricted cash at end of period	$14,155	$17,321

The accompanying notes are an integral part of the unaudited consolidated financial statements.

SYNLOGIC, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(1)
Nature of Business

Organization

Synlogic, Inc., together with its wholly owned and consolidated subsidiaries (Synlogic or the Company), is a biopharmaceutical company that previously advanced novel therapeutics to transform the care of serious diseases. The Company focused on rare metabolic disorders, with its lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options. Since incorporation, the Company has devoted substantially all of its efforts to the research and development of its product candidates.

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company has engaged consultants to, among other things, support the strategic review process and current business operations. (see Note 6, Restructuring and Other Charges in this Quarterly Report on Form 10-Q).

Going Concern and Liquidity

The Company’s interim unaudited consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $442.0 million at March 31, 2026. At March 31, 2026, the Company had $14.1 million in unrestricted cash and cash equivalents. Following the execution of the corporate restructuring, the Company has determined its current cash and cash equivalents as of March 31, 2026 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing. As the Company continues to review strategic alternatives, the Company will continue to incur costs and expenditures in connection with the process of evaluating strategic alternatives.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on March 12, 2026 (the 2025 Annual Report), have had no material changes during the three months ended March 31, 2026.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and the related disclosures as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2025 and 2024 audited consolidated financial statements and notes included in the 2025 Annual Report. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three months ended March 31, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

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

(3) Fair Value of Financial Instruments

The tables below present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, as described under Note 2, Summary of Significant Accounting Policies, in the audited financial statements included in the 2025 Annual Report.

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

At March 31, 2026 and December 31, 2025, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,105	$14,105	$—	$—
Total	$14,105	$14,105	$—	$—
Liabilities:
Purchase warrant liability	$694	$—	$—	$694
Total	$694	$—	$—	$694

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,668	$14,668	$—	$—
Total	$14,668	$14,668	$—	$—
Liabilities:
Purchase warrant liability	$2,566	$—	$—	$2,566
Total	$2,566	$—	$—	$2,566

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at March 31, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at March 31, 2026 and December 31, 2025 are included below:

	March 31, 2026	December 31, 2025
Expected Term	2.5 years	2.75 years
Weighted-average, risk free interest rate	3.8%	3.5%
Expected volatility	86.9%	89.4%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$0.61	$1.12

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid insurance	$333	$566
Other prepaid expenses	80	115
Other current assets	43	48
Total prepaid expenses and other current assets	$456	$729

(5) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Payroll related	$8	$11
Professional fees	280	95
Restructuring costs	813	748
Other	56	61
Total accrued expenses	$1,157	$915

(6) Restructuring and Other Charges

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

As of March 31, 2026, approximately $0.8 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses.

(7) Stockholders’ Equity

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

For a full description of the Company’s October 2023 Financing, refer to Note 8, Stockholders' Equity in the audited financial statements included in the 2025 Annual Report.

At March 31, 2026, the fair value of the purchase warrants was $0.7 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $1.9 million was recorded in the three months ended March 31, 2026. Subsequent to their issuance and as of March 31, 2026, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of March 31, 2026.

For a full description of the Ginkgo warrants, refer to Note 8, Stockholders' Equity in the audited financial statements included in the 2025 Annual Report.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of warrants and stock options:

March 31, 2026
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	211,780
Total	8,328,326

(8) Equity-based Compensation

On January 1, 2026, the number of shares of common stock available for issuance under the 2025 Equity Incentive Award Plan (the 2025 Plan) was increased by 467,956 shares due to the annual evergreen provision to increase shares available under the 2025 Plan. As of March 31, 2026, there were an aggregate of 1,506,677 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2025 Plan.

The following table summarizes equity‑based compensation expense within the Company’s interim unaudited consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$—	$—
General and administrative	10	25
Restructuring charges: expense acceleration	—	—
	$10	$25

The following table summarizes equity‑based compensation expense by type of award for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$6	$14
Restricted stock awards	4	11
	$10	$25

During the three months ended March 31, 2026, the Company did not grant any stock options. As of March 31, 2026, there was $0.01 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 0.80 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the three months ended March 31, 2026, the Company did not grant any restricted stock awards. As of March 31, 2026, there was approximately $2 thousand of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 1.0 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the audited financial statements included in the 2025 Annual Report.

(9) Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. In computing diluted net income per share, the sum of the weighted-average number of shares of common stock outstanding during the period is used and only when their effect is dilutive, the weighted-average number of potential shares of common stock are included. In June 2019, the Company sold 422,718 shares of common stock and pre-funded warrants to purchase an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering (see Note 8, Stockholders' Equity, in the audited financial statements included in the 2025 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

Basic and diluted EPS for the three months ended March 31, 2026 and 2025 were calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$681	$317
Denominator:
Basic weighted-average common shares outstanding	12,394,912	12,283,543
Effect of dilutive securities	3,613	105,052
Diluted weighted-average common shares outstanding	12,398,525	12,388,595

Basic and Diluted EPS	$0.05	$0.03

The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net loss per share attributable to common stockholders for the period indicated, because including them would have had an anti-dilutive effect.

	As of March 31,
	2026	2025
Purchase warrants	7,394,363	7,394,363
Outstanding options to purchase common stock	234,349	323,983
	7,628,712	7,718,346

(10) Commitments and Contingencies

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

The Company’s commitments described in the Company’s audited financial statements included in the 2025 Annual Report have had no material changes during the three months ended March 31, 2026.

(11) Income Taxes

The Company did not record an income tax benefit in its interim unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of March 31, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company did not record any amounts for unrecognized tax benefits as of March 31, 2026 or December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions, with certain provisions becoming effective in 2025. The Company has considered the enacted tax law changes in its forecasted annual effective tax rate. Adjustments to deferred tax assets and liabilities as a result of the tax law changes do not impact the Company’s deferred tax expense for the three months ended March 31, 2026.

(12) Segment Information

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

Research and Development

	Three Months Ended March 31,
	2026	2025
Clinical research and external costs	$53	$5
Facility and all other costs	(4)	—
Compensation and benefits	—	17
Total research and development expense	$49	$22

General and Administrative

	Three Months Ended March 31,
	2026	2025
Consulting and professional services	$895	$628
Compensation and benefits	122	145
Facility and all other costs	47	63
Total general and administrative expense	$1,064	$836

Restructuring Charges

	Three Months Ended March 31,
	2026	2025
Facility and all other costs	$—	$(12)
Compensation and benefits	65	48
Consulting and professional services	141	—
Clinical research and external costs	—	4
Total restructuring charges	$206	$40

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K filed with the SEC on March 12, 2026, as amended on April 30, 2026 (the “2025 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Please see “Risk Factors” beginning on page 18 of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. On August 28, 2017, Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (NASDAQ: MIRN) (Mirna), completed a business combination with Synlogic, a private company, pursuant to the Agreement and Plan of Merger and Reorganization, dated as of May 15, 2017 (the Merger Agreement), pursuant to which the private Synlogic entity survived as a wholly owned subsidiary of Mirna (the Merger). Immediately after completion of the Merger, Mirna changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). Unless otherwise indicated, references to the terms the “combined company,” “Synlogic,” the “Company,” “we,” “our” and “us” refer to Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.) and its subsidiaries upon the consummation of the Merger described herein.

Overview

We are a biopharmaceutical company that previously advanced novel therapeutics to transform the care of serious diseases. We focused on rare metabolic disorders, with our lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options. In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 is based on results of an internal review in advance of an upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability. As a result, our current corporate strategy is focused on pursuing strategic initiatives to enhance stockholder value, including but not limited to, a merger or the sale of the Company. Our strategic process is both active and ongoing and includes a range of interactions with transaction counterparties. Thus, we believe it is in our stockholders’ best interest to allow sufficient opportunity to pursue and consummate one or more such transactions and to consider additional alternatives that may materialize in the future. However, there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Further, any strategic transaction that is completed ultimately may not deliver the anticipated benefits or enhance stockholder value.

Nasdaq Delisting

On November 21, 2025, we received the Notice from the Staff of Nasdaq that stated the Staff’s belief that we were a “public shell” and that, therefore, the continued listing of its securities was no longer warranted in the view of the Staff. On January 16, 2026, we received notice from Nasdaq that our shares would be suspended at the open of business on January 21, 2026. The delisting became effective on January 21, 2026. The Company’s common stock is traded on the OTCID Basic Market, under the symbol “SYBX.”

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation, benefits and other employee-related expenses. Other general and administrative costs include the legal costs of pursuing patent protection of our intellectual property, information technology infrastructure costs, directors’ and officers’ insurance, and professional fees for accounting, tax, legal and consulting services. We anticipate that our general and administrative expenses may increase in the future as we explore strategic alternatives, including potential legal, accounting and advisory expenses and other related charges. We also anticipate that we will continue to incur accounting, legal, regulatory, compliance and directors' and officers' insurance costs as well as investor and public relations expenses associated with being a public company.

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

Our critical accounting policies are described in our 2025 Annual Report. During the three months ended March 31, 2026, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

Our estimates and assumptions, including those related to warrants, are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. The judgment regarding the inputs used to value liability-classified warrants using the Black-Scholes option pricing model involves a greater degree of judgment, and therefore we consider warrants to be our critical accounting policy. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from our estimates under different assumptions or conditions. We believe that this identified policy is critical to fully understanding and evaluating our financial condition and results of operations.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	For the Three Months Ended		Change
	March 31, 2026	March 31, 2025	$
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	49	22	27
General and administrative	1,064	836	228
Restructuring and other charges	206	40	166
Total operating expenses	1,319	898	421
Loss from operations	(1,319)	(898)	(421)
Other income:
Interest and investment income	128	188	(60)
Change in fair value of purchase warrant liability	1,872	1,027	845
Total other income, net	2,000	1,215	785
Net income	$681	$317	$364

Operating Expenses

Research and Development Expense

Research and development expense was $0.05 million for the three months ended March 31, 2026 compared to research and development expenses of $0.02 million in the corresponding period in 2025, a change of $0.03 million. The increase was due to additional storage costs for product candidates.

General and Administrative Expense

General and administrative expense was $1.1 million for the three months ended March 31, 2026, compared to $0.8 million for the corresponding period in 2025. The increase was primarily due to increased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants, to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $0.2 million for the three months ended March 31, 2026, compared to $0.04 million for the corresponding period in 2025. The increase was primarily due to increased legal and professional fees as we explore strategic alternatives.

Other Income (Expense)

Other income was $2.0 million for the three months ended March 31, 2026, compared to other income of $1.2 million for the corresponding period in 2025. The increase in other income of $0.8 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the interim unaudited consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and as of March 31, 2026, we had an accumulated deficit of $442.0 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under prior collaboration agreements, interest earned on investments, and cash received in the Merger. At March 31, 2026, we had $14.1 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gains and losses, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the three months ended March 31, 2026, our cash, cash equivalents and marketable securities balance decreased by $0.6 million. This decrease was primarily due to the cash used to operate our business. In the three months ended March 31, 2026, we recorded restructuring charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(563)	$(1,601)
Investing activities	—	12
Net decrease in cash, cash equivalents and restricted cash	$(563)	$(1,589)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $0.6 million for the three months ended March 31, 2026. The primary source of cash was our net income of $0.7 million, changes in our assets and liabilities of $0.6 million, offset by $1.9 million non-cash items primarily including the change in fair value of purchase warrants and equity-based compensation. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets and increases in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

There was no cash used in or provided by financing activities for the three months ended March 31, 2026.

Net cash provided by investing activities for the three months ended March 31, 2025 was $0.01 million and resulted primarily from the proceeds from sales of property and equipment.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities for the three months ended March 31, 2026 and for the three months ended March 31, 2025.

Funding Requirements

We currently expect our expenses to remain roughly the same in the near term following our decision to discontinue our Synpheny-3 clinical trial while we explore strategic alternatives. Pending the outcome of our review of strategic alternatives, we expect to incur additional costs in connection with such activities.

We have generated revenue from our prior collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue. We believe that our current cash and cash equivalents as of March 31, 2026 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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
•
our need to implement additional infrastructure and internal systems; and
•
other risks and uncertainties, including those listed under the heading “Risk Factors” in our 2025 Annual Report.

Contractual Commitments and Obligations

There have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our 2025 Annual Report.

Related Party Transactions

For a description of transactions with related parties which may fall outside of the reporting period of this section, please see the section entitled “Certain Relationships and Related Person Transactions” in Amendment No. 1 to our 2025 Annual Report on Form 10-K/A filed with the SEC on April 30, 2026.

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

Material Weakness

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting, while preparing our condensed consolidated financial statements for the year ended December 31, 2024. As described in the 2025 Annual Report, management has designed a plan and is prepared to execute remediation actions to address the material weakness, however we have not had an instance of a significant and non-routine transaction in order to test the effectiveness of the remediation actions taken to date. As a result, the material weakness continues to be present as of March 31, 2026. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

1A. Risk Factors.

There have been no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025. The ownership of our common stock involves a number of risks and uncertainties. See the risk factors set forth in our 2025 Annual Report on Form 10-K under the caption “Item 1A—Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: May 14, 2026

SYNLOGIC, INC.

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)