Form 10-Q
period 2026-06-30
SYNLOGIC, INC.
filed 2026-08-11
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, there were 12,248,950 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained herein are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our forthcoming merger with Caldera Therapeutics, Inc. and the parties’ ability to consummate and realize the benefits of such merger;
•
the price for shares of our common stock given that they are currently quoted on the OTCID Basic Market and may experience limited trading;
•
the terms and timing of any additional collaborative, licensing or other arrangements that we may establish;
•
the acquisition of businesses, products and technologies;
•
our need to implement additional infrastructure and internal systems; and
•
other risks and uncertainties, including those listed under Part II, Item 1A. “Risk Factors.”

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the 2025 Annual Report), filed with the Securities and Exchange Commission (the SEC) on March 12, 2026 and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$13,183	$14,668
Prepaid expenses and other current assets	245	729
Total current assets	13,428	15,397
Restricted cash	50	50
Total assets	$13,478	$15,447
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$80	$103
Accrued expenses	1,036	915
Purchase warrant liability	345	2,566
Total current liabilities	1,461	3,584
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 11,978,711 shares issued and 11,696,641 shares outstanding as of June 30, 2026 and 11,978,711 shares issued and 11,698,919 shares outstanding as of December 31, 2025	12	12
Additional paid-in capital	457,041	457,025
Accumulated deficit	(442,518)	(442,656)
Treasury stock, at cost (282,070 shares at June 30, 2026 and 279,792 shares at December 31, 2025)	(2,518)	(2,518)
Total stockholders' equity	12,017	11,863
Total liabilities and stockholders' equity	$13,478	$15,447

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	10	(14)	59	8
General and administrative	828	800	1,892	1,636
Restructuring and other charges	174	(9)	380	31
Total operating expenses	1,012	777	2,331	1,675
Loss from operations	(1,012)	(777)	(2,331)	(1,675)
Other income:
Interest and investment income	120	181	248	369
Change in fair value of purchase warrant liability	349	67	2,221	1,094
Total other income, net	469	248	2,469	1,463
Net income (loss)	$(543)	$(529)	$138	$(212)
Net income (loss) per share - basic and diluted	$(0.04)	$(0.04)	$0.01	$(0.02)
Weighted-average common shares - basic	12,418,592	12,319,147	12,406,266	12,301,476
Weighted-average common shares - diluted	12,418,592	12,319,147	12,407,049	12,301,476

Comprehensive income (loss):
Net income (loss)	$(543)	$(529)	$138	$(212)
Comprehensive income (loss)	$(543)	$(529)	$138	$(212)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
	For the Three Months Ended June 30, 2026
Balance at March 31, 2026	11,978,711	$12	$457,035	$—	$(441,975)	(279,792)	$(2,518)	$12,554
Forfeiture of restricted stock	—	—	—	—	—	(2,278)	—	—
Equity-based compensation expense	—	—	6	—	—	—	—	6
Net loss	—	—	—	—	(543)	—	—	(543)
Balance at June 30, 2026	11,978,711	$12	$457,041	$—	$(442,518)	$(282,070)	$(2,518)	$12,017

	For the Three Months Ended June 30, 2025
Balance at March 31, 2025	11,975,901	$12	$456,933	$—	$(441,334)	(279,792)	$(2,518)	$13,093
Issuance of restricted stock	30,000	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,190)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	29	—	—	—	—	29
Net loss	—	—	—	—	(529)	—	—	(529)
Balance at June 30, 2025	11,978,711	$12	$456,962	$—	$(441,863)	$(279,792)	$(2,518)	$12,593

	For the Six Months Ended June 30, 2026
Balance at December 31, 2025	11,978,711	$12	$457,025	$—	$(442,656)	(279,792)	$(2,518)	$11,863
Forfeiture of restricted stock	—	—	—	—	—	(2,278)	—	—
Equity-based compensation expense	—	—	16	—	—	—	—	16
Net loss	—	—	—	—	138	—	—	138
Balance at June 30, 2026	11,978,711	$12	$457,041	$—	$(442,518)	(282,070)	$(2,518)	$12,017

	For the Six Months Ended June 30, 2025
Balance at December 31, 2024	11,975,901	$12	$456,908	$—	$(441,651)	(279,792)	$(2,518)	$12,751
Issuance of restricted stock	30,000	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,190)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	54	—	—	—	—	54
Net loss	—	—	—	—	(212)	—	—	(212)
Balance at June 30, 2025	11,978,711	$12	$456,962	$—	$(441,863)	(279,792)	(2,518)	$12,593

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income (loss)	$138	$(212)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of property and equipment	—	(81)
Equity-based compensation expense	16	54
Change in fair value of warrant liability	(2,221)	(1,094)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	484	537
Accounts payable and accrued expenses	98	(1,204)
Net cash used in operating activities	(1,485)	(2,000)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	167
Net cash provided by investing activities	—	167
Net decrease in cash, cash equivalents and restricted cash	(1,485)	(1,833)
Cash, cash equivalents and restricted cash at beginning of period	14,718	18,910
Cash, cash equivalents and restricted cash at end of period	$13,233	$17,077

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

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. The Company also announced a corporate restructuring that resulted in a reduction in its workforce, leaving one remaining full-time employee. In addition, the Company engaged consultants to, among other things, support the strategic review process and current business operations.

On July 28, 2026,the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Caldera Therapeutics, Inc. (Caldera), a privately-held company based in Cambridge, Massachusetts, and certain newly formed subsidiaries of the Company. Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, Synlogic will be merged with and into a merger subsidiary of a newly formed parent company, Sonic Holdco, Inc. (Parent), with Synlogic surviving as a wholly owned subsidiary of Parent, and Caldera will be merged with and into a separate merger subsidiary of Parent, with Caldera surviving as a wholly owned subsidiary of Parent. Upon completion of the transaction, the combined company is expected to operate under the name Caldera Therapeutics, Inc. and focus primarily on advancing Caldera’s development of CLD-423, a potential first-in-class bispecific antibody targeting the clinically validated IL-23p19 and TL1A pathways for the treatment of inflammatory bowel disease (IBD) and other immune-mediated diseases. Closing of the planned mergers (the Caldera Mergers) is subject to certain closing conditions, including, among others, approval by the stockholders of each company, the effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission (the SEC) to register the securities to be issued in connection with the Caldera Mergers and the satisfaction of other customary closing conditions. The percentage of the combined company that pre-closing Synlogic security holders will own as of the closing of the Caldera Mergers is subject to adjustment based on the valuation of Synlogic immediately prior to the closing.

Going Concern and Liquidity

The Company’s interim unaudited consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $442.5 million at June 30, 2026. At June 30, 2026, the Company had $13.2 million in unrestricted cash and cash equivalents. The Company has determined its current cash and cash equivalents as of June 30, 2026 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026 (the 2025 Annual Report), have had no material changes during the six months ended June 30, 2026.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and the related disclosures as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2025 and 2024 audited consolidated financial statements and notes included in the 2025 Annual Report. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and six months ended June 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

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

At June 30, 2026 and December 31, 2025, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$13,183	$13,183	$—	$—
Total	$13,183	$13,183	$—	$—
Liabilities:
Purchase warrant liability	$345	$—	$—	$345
Total	$345	$—	$—	$345

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,668	$14,668	$—	$—
Total	$14,668	$14,668	$—	$—
Liabilities:
Purchase warrant liability	$2,566	$—	$—	$2,566
Total	$2,566	$—	$—	$2,566

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at June 30, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at June 30, 2026 and December 31, 2025 are included below:

	June 30, 2026	December 31, 2025
Expected Term	2.25 years	2.75 years
Weighted-average, risk free interest rate	4.1%	3.5%
Expected volatility	69.0%	89.4%
Dividend yield	—	—
Strike price	$3.41	$3.41
Stock price	$0.70	$1.12

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid insurance	$134	$566
Other prepaid expenses	69	115
Other current assets	42	48
Total prepaid expenses and other current assets	$245	$729

(5) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Payroll related	$8	$11
Professional fees	111	95
Restructuring costs	879	748
Other	38	61
Total accrued expenses	$1,036	$915

(6) Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and announced a corporate restructuring that included a reduction in its workforce, leaving one remaining full-time employee. Following the discontinuation of Synpheny-3, Synlogic’s corporate strategy shifted to pursuing strategic initiatives to enhance stockholder value, including a potential merger or sale of the company. Synlogic initiated a strategic review process and engaged in a range of interactions with potential transaction counterparties, which ultimately resulted in the execution of the Merger Agreement (see Note 1, Organization in this Quarterly Report on Form 10-Q).

We recorded restructuring and other charges of $0.2 million for the three months ended June 30, 2026, compared to a gain on restructuring of $0.01 million for the corresponding period in 2025. We recorded restructuring and other charges of $0.4 million for the six months ended June 30, 2026, compared to $0.03 million for the corresponding period in 2025. As of June 30, 2026, approximately $0.9 million of the total restructuring charges remain unpaid and were included in accrued restructuring charges. These charges primarily consist of personnel costs related to severance expense and retention bonuses.

(7) Stockholders’ Equity

October 2023 Financing

On October 3, 2023, the Company issued and sold in an underwritten public offering:

•
3,921,928 shares of its common stock at a price of $2.84 per share, less underwriting discounts and commissions;
•
pre-funded warrants to purchase up to 3,472,435 shares of its common stock at a price of $2.839 exercisable immediately following the consummation of the offering; and
•
accompanying common stock warrants (the purchase warrants) to purchase up to 7,394,363 shares of its common stock at a price of $3.408 per share that are exercisable immediately after issuance and expire five years from the date of issuance.

For a full description of the Company’s October 2023 Financing, refer to Note 8, Stockholders' Equity in the audited financial statements included in the 2025 Annual Report.

At June 30, 2026, the fair value of the purchase warrants was $0.3 million. Accordingly, a gain on remeasurement of the purchase warrant liability of $0.3 million and $2.2 million was recorded in the three and six months ended June 30, 2026, respectively. Subsequent to their issuance and as of June 30, 2026, 2,920,126 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of June 30, 2026.

For a full description of the Ginkgo warrants, refer to Note 8, Stockholders' Equity in the audited financial statements included in the 2025 Annual Report.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of warrants and stock options:

June 30, 2026
Common stock issuable under pre-funded warrants	552,309
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	216,464
Total	8,333,010

(8) Equity-based Compensation

On January 1, 2026, the number of shares of common stock available for issuance under the 2025 Equity Incentive Award Plan (the 2025 Plan) was increased by 467,956 shares due to the annual evergreen provision to increase shares available under the 2025 Plan. As of June 30, 2026, there were an aggregate of 1,512,774 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2025 Plan.

The following table summarizes equity‑based compensation expense within the Company’s interim unaudited consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$—	$—	$—	$—
General and administrative	6	29	16	54
Restructuring charges: expense acceleration	—	—	—	—
	$6	$29	$16	$54

The following table summarizes equity‑based compensation expense by type of award for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$5	$9	$11	$23
Restricted stock awards	1	20	5	31
	$6	$29	$16	$54

During the six months ended June 30, 2026, the Company did not grant any stock options. As of June 30, 2026, there was $0.01 million of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 0.60 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the six months ended June 30, 2026, the Company did not grant any restricted stock awards. As of June 30, 2026, there was approximately $2 thousand of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 0.75 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the audited financial statements included in the 2025 Annual Report.

(9) Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. In computing diluted net income per share, the sum of the weighted-average number of shares of common stock outstanding during the period is used and only when their effect is dilutive, the weighted-average number of potential shares of common stock are included. In June 2019, the Company sold 422,718 shares of common stock and pre-funded warrants to purchase an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering (see Note 8, Stockholders' Equity, in the audited financial statements included in the 2025 Annual Report). The shares of common stock into which the warrants may be exercised are considered outstanding for the purposes of computing net loss per share.

Basic and diluted EPS for the three and six months ended June 30, 2026 and 2025 were calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(543)	$(529)	$138	$(212)
Denominator:
Basic weighted-average common shares outstanding	12,418,592	12,319,147	12,406,266	12,301,476
Effect of dilutive securities	—	—	783	—
Diluted weighted-average common shares outstanding	12,418,592	12,319,147	12,407,049	12,301,476

Basic and Diluted EPS	$(0.04)	$(0.04)	$0.01	$(0.02)

The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the calculation of the diluted net loss per share attributable to common stockholders for the period indicated, because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchase warrants	7,394,363	7,394,363	7,394,363	7,394,363
Unvested restricted common stock awards	226	101,896	—	101,896
Outstanding options to purchase common stock	230,530	289,030	230,530	289,030
	7,625,119	7,785,289	7,624,893	7,785,289

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

The Company’s commitments described in the Company’s audited financial statements included in the 2025 Annual Report have had no material changes during the six months ended June 30, 2026.

(11) Income Taxes

The Company did not record an income tax benefit in its interim unaudited consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of June 30, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company did not record any amounts for unrecognized tax benefits as of June 30, 2026 or December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions, with certain provisions becoming effective in 2025. The

Company has considered the enacted tax law changes in its forecasted annual effective tax rate. Adjustments to deferred tax assets and liabilities as a result of the tax law changes do not impact the Company’s deferred tax expense for the six months ended June 30, 2026.

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

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Clinical research and external costs	$13	$10	$66	$15
Facility and all other costs	(3)	—	(7)	—
Compensation and benefits	—	(24)	—	(7)
Total research and development expense	$10	$(14)	$59	$8

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consulting and professional services	$672	$598	$1,567	$1,226
Compensation and benefits	114	149	236	294
Facility and all other costs	42	53	89	116
Total general and administrative expense	$828	$800	$1,892	$1,636

Restructuring Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Facility and all other costs	$—	$(68)	$—	$(80)
Compensation and benefits	66	61	131	109
Consulting and professional services	108	19	249	19
Clinical research and external costs	—	(21)	—	(17)
Total restructuring charges	$174	$(9)	$380	$31

(13) Subsequent Events

Merger Agreement

On July 28, 2026, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, Caldera, Parent, Yellowstone Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (Caldera Merger Sub), and Sonic Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (Synlogic Merger Sub).

Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction of the conditions described therein, Synlogic will be merged with and into Synlogic Merger Sub, with Synlogic surviving as a wholly owned subsidiary of Parent, and Caldera will be merged with and into Caldera Merger Sub, with Caldera surviving as a wholly owned subsidiary of Parent (together, the Caldera Mergers). The Caldera Mergers are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Concurrently with entering into the Merger Agreement, Caldera entered into a securities purchase agreement (the Securities Purchase Agreement) with certain qualified institutional buyers and/or accredited investors (the Investors). Pursuant to the Securities Purchase Agreement, and subject to the terms and conditions therein, Caldera agreed to sell, and the Investors agreed to purchase, an aggregate of approximately $278.0 million worth of shares of Caldera Common Stock (the Concurrent Financing). The closing of the Concurrent Financing is anticipated to occur on or about the date of the closing of the Caldera Mergers, subject to the satisfaction of customary closing conditions.

Assuming that the Caldera Mergers close, on a pro forma basis, pre-merger equityholders of the Company are expected to own approximately 2.3% of the combined company, pre-merger equityholders of Caldera are expected to own approximately 62.8% of the combined company, and the Investors are expected to own approximately 34.9% (assuming proceeds from the financing of $278.0 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for the Company of $18.0 million, assuming the Company has net cash of $6.0 million as of the closing of the Caldera Mergers, (ii) a valuation for Caldera of $500.0 million, and (iii) the relative capitalization of the Company and Caldera. The percentage of the combined company that each party’s equity holders will own following the Closing is subject to certain adjustments as described in the Merger Agreement, including the amount of the Final Synlogic Net Cash at Closing (as defined in the Merger Agreement).

In connection with the Caldera Mergers, Parent will prepare and file a registration statement on Form S-4, which will contain a prospectus to register the shares of Parent Common Stock issued pursuant to the Merger Agreement (the Form S-4). Promptly after the Form S-4 is declared effective, the Company shall hold a stockholder meeting to seek the vote of the Company’s stockholders of, among other matters, the approval of the Merger Agreement and the transactions contemplated therein. The Caldera Mergers will close after approval by the stockholders of the Company and Caldera, the S-4 becomes effective, and certain other conditions, as specified in the Merger Agreement, are satisfied.

Warrant Agreements

In October 2023, in an underwritten public offering, Synlogic issued to certain purchasers (the Holders) common warrants (the Warrants) to purchase up to an aggregate of 7,394,363 shares of Synlogic Common Stock (the Warrant Shares) exercisable at $3.408 per share, subject to adjustment (the Exercise Price). On July 27, 2026, Synlogic entered into warrant amending agreements (collectively, the Warrant Amending Agreements) with all the Holders that (i) reduced the Exercise Price of the Warrants to $0.70 per Warrant Share and (ii) removed the Holders’ right to require Synlogic or a successor entity to redeem the Warrants for cash in an amount equal to the Black-Scholes value of the unexercised portion thereof, concurrently with or within 30 days following the consummation of a fundamental transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2025 and 2024 included in our 2025 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Please see “Risk Factors” beginning on page 20 of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. Unless otherwise indicated, references to the terms the “combined company,” “Synlogic,” the “Company,” “we,” “our” and “us” refer to Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.)

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

On July 28, 2026, we entered into the Merger Agreement with Caldera and certain newly formed subsidiaries of the Parent. Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, we will be merged with and into a merger subsidiary of Parent, with Synlogic surviving as a wholly owned subsidiary of Parent, and Caldera will be merged with and into a separate merger subsidiary of Parent, with Caldera surviving as a wholly owned subsidiary of Parent. Upon completion of the transaction, the combined company is expected to operate under the name Caldera Therapeutics, Inc. and focus primarily on advancing Caldera’s development of CLD-423, a potential first-in-class bispecific antibody targeting the clinically validated IL-23p19 and TL1A pathways for the treatment of IBD and other immune-mediated diseases. Closing of the Caldera Mergers is subject to certain closing conditions, including, among others, approval by the stockholders of each company, the effectiveness of a registration statement filed with the SEC to register the securities to be issued in connection with the Caldera Mergers and the satisfaction of other customary closing conditions. The percentage of the combined company that pre-closing Synlogic security holders will own as of the closing of the Caldera Mergers are subject to adjustment based on the valuation of Synlogic immediately prior to the closing. For more information, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2026.

Nasdaq Delisting

On November 21, 2025, we received the Notice from the Staff of Nasdaq that stated the Staff’s belief that we were a “public shell” and that, therefore, the continued listing of our securities was no longer warranted in the view of the Staff. On January 16, 2026, we received notice from Nasdaq that our shares would be suspended at the open of business on January 21, 2026. The delisting became effective on January 21, 2026. The Company’s common stock is traded on the OTCID Basic Market, under the symbol “SYBX.”

Following the suspension of trading of our shares of common stock on Nasdaq and delisting of our shares of common stock from Nasdaq, we believe that we are a “public shell” under the Nasdaq rules. Our shares of common stock have been quoted on the OTCID Basic Market since January 21, 2026. As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

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

Our critical accounting policies are described in our 2025 Annual Report. During the six months ended June 30, 2026, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	For the Three Months Ended		Change
	June 30, 2026	June 30, 2025	$
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	10	(14)	24
General and administrative	828	800	28
Restructuring and other charges	174	(9)	183
Total operating expenses	1,012	777	235
Loss from operations	(1,012)	(777)	(235)
Other income:
Interest and investment income	120	181	(61)
Change in fair value of purchase warrant liability	349	67	282
Total other income, net	469	248	221
Net loss	$(543)	$(529)	$(14)

Operating Expenses

Research and Development Expense

Research and development expense was $0.01 million for the three months ended June 30, 2026 compared to a gain of $0.01 million in the corresponding period in 2025, a change of $0.02 million. The increase was due to additional storage costs for product candidates.

General and Administrative Expense

General and administrative expense was $0.8 million for the three months ended June 30, 2026 and for the three months ended June 30, 2025.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $0.2 million for the three months ended June 30, 2026, compared to a gain on restructuring of $0.01 million for the corresponding period in 2025. The increase was primarily due to increased legal and professional fees as we explore strategic alternatives.

Other Income (Expense)

Other income was $0.5 million for the three months ended June 30, 2026, compared to $0.3 million for the corresponding period in 2025. The increase in other income of $0.2 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the interim unaudited consolidated balance sheet.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	For the Six Months Ended		Change
	June 30, 2026	June 30, 2025	$
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	59	8	51
General and administrative	1,892	1,636	256
Restructuring and other charges	380	31	349
Total operating expenses	2,331	1,675	656
Loss from operations	(2,331)	(1,675)	(656)
Other income:
Interest and investment income	248	369	(121)
Change in fair value of purchase warrant liability	2,221	1,094	1,127
Total other income, net	2,469	1,463	1,006
Net income (loss)	$138	$(212)	$350

Operating Expenses

Research and Development Expense

Research and development expense was $0.06 million for the six months ended June 30, 2026 compared to $0.01 million in the corresponding period in 2025, a change of $0.05 million.

General and Administrative Expense

General and administrative expense was $1.9 million for the six months ended June 30, 2026, compared to $1.6 million for the corresponding period in 2025. The increase was primarily due to increased professional services costs.

Restructuring and Other Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants to, among other things, support the strategic review process and current business operations. We recorded restructuring and other charges of $0.4 million for the six months ended June 30, 2026, compared to $0.03 million for the corresponding period in 2025. The increase was primarily due to increased legal and professional fees as we explore strategic alternatives.

Other Income (Expense)

Other income was $2.5 million for the six months ended June 30, 2026, compared to $1.5 million for the corresponding period in 2025. The increase in other income of $1.0 million was primarily related to the change in fair value of the purchase warrants classified as liabilities on the interim unaudited consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and as of June 30, 2026, we had an accumulated deficit of $442.5 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under prior collaboration agreements, interest earned on investments, and cash received in our business combination consummated in August 2017 pursuant to which Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (Mirna), completed a business combination with Synlogic, a private company, survived as a wholly owned subsidiary of Mirna, which changed its name to “Synlogic, Inc.” (NASDAQ: SYBX). At June 30, 2026, we had $13.2 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gains and losses, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the six months ended June 30, 2026, our cash, cash equivalents and marketable securities balance decreased by $1.5 million. This decrease was primarily due to the cash used to operate our business. In the six months ended June 30, 2026, we recorded restructuring charges in connection with the restructuring.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(1,485)	$(2,000)
Investing activities	—	167
Net decrease in cash, cash equivalents and restricted cash	$(1,485)	$(1,833)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $1.5 million for the six months ended June 30, 2026. The primary source of cash was our net income of $0.1 million, changes in our assets and liabilities of $0.6 million, offset by $2.2 million non-cash items primarily including the change in fair value of purchase warrants and equity-based compensation. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets and increases in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2026.

Net cash provided by investing activities for the six months ended June 30, 2025 was $0.2 million and resulted from the proceeds from sales of property and equipment.

Cash Flows from Financing Activities

There was no cash used in or provided by financing activities for the six months ended June 30, 2026 and for the six months ended June 30, 2025.

Funding Requirements

We currently expect our expenses to remain roughly the same in the near term following our decision to discontinue our Synpheny-3 clinical trial while we explore strategic alternatives. Pending the outcome of our review of strategic alternatives, we expect to incur additional costs in connection with such activities.

We have generated revenue from our prior collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue. We believe that our current cash and cash equivalents as of June 30, 2026 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

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

Contractual Commitments and Obligations

Other than as described below, there have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our 2025 Annual Report.

Agreement and Plan of Merger with Caldera Therapeutics, Inc.

On July 28, 2026, the Company entered into the Merger Agreement with Caldera and certain newly formed subsidiaries of the Company. Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, Synlogic will be merged with and into a merger subsidiary of Parent, with Synlogic surviving as a wholly owned subsidiary of Parent, and Caldera will be merged with and into a separate merger subsidiary of Parent, with Caldera surviving as a wholly owned subsidiary of Parent. The Merger Agreement includes customary representations, warranties and covenants by the parties and provides for customary closing conditions, including the effectiveness of a registration statement on Form S-4 and approval by the stockholders of both companies. The Merger Agreement also provides for certain termination rights for each of Synlogic and Caldera and, in specified circumstances, may require the payment of a termination fee.

Upon completion of the transaction, the combined company is expected to operate under the name Caldera Therapeutics, Inc. and focus primarily on advancing Caldera’s development of CLD-423, a potential first-in-class bispecific antibody targeting the clinically validated IL-23p19 and TL1A pathways for the treatment of IBD and other immune-mediated diseases. Closing of the Caldera Mergers is subject to certain closing conditions, including, among others, approval by the stockholders of each company, the effectiveness of a registration statement filed with the SEC to register the securities to be issued in connection with the Caldera Mergers and the satisfaction of other customary closing conditions. The percentage of the combined company that pre-closing Synlogic security holders will own as of the closing of the Caldera Mergers are subject to adjustment based on the valuation of Synlogic immediately prior to the closing. For more information, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2026.

Warrant Agreements

In October 2023, in an underwritten public offering, Synlogic issued to the Holders the Warrants to purchase up to an aggregate of 7,394,363 Warrant Shares exercisable at the Exercise Price of $3.408 per share, subject to adjustment. On July 27, 2026, Synlogic entered into the Warrant Amending Agreements with all the Holders that (i) reduced the Exercise Price of the Warrants to $0.70 per Warrant Share and (ii) removed the Holders’ right to require Synlogic or a successor entity to redeem the Warrants for cash in an amount equal to the Black-Scholes value of the unexercised portion thereof, concurrently with or within 30 days following the consummation of a fundamental transaction. For more information, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2026.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls, and procedures and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

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

Material Weakness

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting, while preparing our condensed consolidated financial statements for the year ended December 31, 2024. As described in the 2025 Annual Report, management has designed a plan and is prepared to execute remediation actions to address the material weakness; however we have not had an instance of a significant and non-routine transaction in order to test the effectiveness of the remediation actions taken to date. As a result, the material weakness continues to be present as of June 30, 2026. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings.

1A. Risk Factors.

Other than as described below, there have been no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025. The ownership of our common stock involves a number of risks and uncertainties. See the risk factors set forth in our 2025 Annual Report on Form 10-K under the caption “Item 1A—Risk Factors.”

The Caldera Mergers may not be completed on the currently contemplated terms or within the expected timeframe, or at all, which could adversely affect our business, financial condition and results of operations.

The Caldera Mergers are subject to a number of conditions, including the effectiveness of a registration statement on Form S-4 and approval by the stockholders of Synlogic and Caldera. We have incurred, and expect to continue to incur, significant costs in connection with the merger, including legal, accounting, financial advisor, and other professional fees, and these costs may be higher than we currently anticipate. The merger process has also, and may continue to, divert management’s attention and resources from ongoing operations, and could make it more difficult to attract and retain employees, enter into contracts on favorable terms, or maintain relationships with business relations. If the Caldera Mergers are not completed, we may be required to pursue other strategic alternatives, which could include raising additional capital on unfavorable terms, significantly reducing or discontinuing operations, or pursuing a voluntary dissolution. There can be no assurance that any alternative transaction or strategy will be available on acceptable terms, or at all.

Even if the Caldera Mergers are completed, the combined company may incur losses for the foreseeable future and might never achieve profitability.

Even if the Caldera Mergers are completed, the combined company may never become profitable, even if the combined company is able to complete clinical development for one or more product candidates and eventually commercialize such product candidates. The combined company will need to successfully complete significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in substantial increased operating losses for at least the next several years. Even if the combined company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: August 11, 2026

SYNLOGIC, INC.

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)