Form 10-Q
period 2026-09-30
SYNLOGIC, INC.
filed 2026-11-12
CIK 1527599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, there were 12,248,950 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the “Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the SEC) on March 12, 2026, as amended on April 30, 2026 (the 2025 Annual Report) and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

SYNLOGIC, INC.

QUARTERLY REPORT ON FORM 10-Q

SYNlogic, Inc. and SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$11,560	$14,668
Prepaid expenses and other current assets	239	729
Total current assets	11,799	15,397
Restricted cash	50	50
Total assets	$11,849	$15,447
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$501	$103
Accrued expenses	1,170	915
Purchase warrant liability	—	2,566
Total current liabilities	1,671	3,584
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.001 par value
250,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 12,531,020 shares issued and 12,248,950 shares outstanding as of September 30, 2026 and 11,978,711 shares issued and 11,698,919 shares outstanding as of December 31, 2025	13	12
Additional paid-in capital	459,073	457,025
Accumulated deficit	(446,390)	(442,656)
Treasury stock, at cost (282,070 shares at September 30, 2026 and 279,792 shares at December 31, 2025)	(2,518)	(2,518)
Total stockholders' equity	10,178	11,863
Total liabilities and stockholders' equity	$11,849	$15,447

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. aND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4	8	63	16
General and administrative	695	818	2,587	2,454
Restructuring and Transaction Related charges	1,603	165	1,983	196
Total operating expenses	2,302	991	4,633	2,666
Loss from operations	(2,302)	(991)	(4,633)	(2,666)
Other income (expense):
Interest and investment income	112	175	360	544
Change in fair value of purchase warrant liability	(1,682)	(1,485)	539	(391)
Total other income (expense), net	(1,570)	(1,310)	899	153
Net loss	$(3,872)	$(2,301)	$(3,734)	$(2,513)
Net loss per share - basic and diluted	$(0.31)	$(0.19)	$(0.30)	$(0.20)
Weighted-average common shares - basic and diluted	12,418,604	12,319,212	12,410,793	12,307,453

Comprehensive loss:
Net loss	$(3,872)	$(2,301)	$(3,734)	$(2,513)
Comprehensive loss	$(3,872)	$(2,301)	$(3,734)	$(2,513)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common stock $0.001 par value		Additional paid-in	Accumulated other comprehensive	Accumulated	Treasury Stock		Total
	Shares	Amount	capital	income (loss)	deficit	Shares	Amount	Stockholders' Equity
	For the Three Months Ended September 30, 2026
Balance at June 30, 2026	11,978,711	$12	$457,041	$—	$(442,518)	(282,070)	$(2,518)	$12,017
Reclassification of purchase warrant liability to equity	—	—	2,027	—	—	—	—	2,027
Exercise of prefunded warrants	552,309	1	—	—	—	—	—	1
Equity-based compensation expense	—	—	5	—	—	—	—	5
Net loss	—	—	—	—	(3,872)	—	—	(3,872)
Balance at September 30, 2026	12,531,020	$13	$459,073	$—	$(446,390)	$(282,070)	$(2,518)	$10,178

	For the Three Months Ended September 30, 2025
Balance at June 30, 2025	11,978,711	$12	$456,962	$—	$(441,863)	(279,792)	$(2,518)	$12,593
Equity-based compensation expense	—	—	33	—	—	—	—	33
Net loss	—	—	—	—	(2,301)	—	—	(2,301)
Balance at September 30, 2025	11,978,711	$12	$456,995	$—	$(444,164)	$(279,792)	$(2,518)	$10,325

	For the Nine Months Ended September 30, 2026
Balance at December 31, 2025	11,978,711	$12	$457,025	$—	$(442,656)	(279,792)	$(2,518)	$11,863
Forfeiture of restricted stock	—	—	—	—	—	(2,278)	—	—
Reclassification of purchase warrant liability to equity	—	—	2,027	—	—	—	—	2,027
Exercise of prefunded warrants	552,309	1	—	—	—	—	—	1
Equity-based compensation expense	—	—	21	—	—	—	—	21
Net loss	—	—	—	—	(3,734)	—	—	(3,734)
Balance at September 30, 2026	12,531,020	$13	$459,073	$—	$(446,390)	(282,070)	$(2,518)	$10,178

	For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	11,975,901	$12	$456,908	$—	$(441,651)	(279,792)	$(2,518)	$12,751
Issuance of restricted stock	30,000	—	—	—	—	—	—	—
Cancellation of restricted stock	(27,190)	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	87	—	—	—	—	87
Net loss	—	—	—	—	(2,513)	—	—	(2,513)
Balance at September 30, 2025	11,978,711	$12	$456,995	$—	$(444,164)	(279,792)	(2,518)	$10,325

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Synlogic, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(3,734)	$(2,513)
Adjustments to reconcile net income to net cash used in operating activities:
Gain on disposal of property and equipment	—	(81)
Equity-based compensation expense	21	87
Change in fair value of warrant liability	(539)	391
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	490	(84)
Accounts payable and accrued expenses	653	(1,236)
Net cash used in operating activities	(3,109)	(3,436)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	167
Net cash provided by investing activities	—	167
Cash flows from financing activities:
Proceeds from exercise of pre-funded warrants	1	—
Net cash provided by financing activities	1	—
Net decrease in cash, cash equivalents and restricted cash	(3,108)	(3,269)
Cash, cash equivalents and restricted cash at beginning of period	14,718	18,910
Cash, cash equivalents and restricted cash at end of period	$11,610	$15,641

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

Merger Agreement

On July 28, 2026, the Company entered into an Agreement and Plan of Merger (the Original Merger Agreement) by and among the Company, Caldera Therapeutics, Inc., a Delaware corporation (Caldera), Sonic Holdco, Inc., a Delaware Corporation (Parent), Yellowstone Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (Caldera Merger Sub), and Sonic Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent (Synlogic Merger Sub). On September 10, 2026, the parties to the Original Merger Agreement entered into an amendment to the Original Merger Agreement (together with the Original Merger Agreement, the Merger Agreement).

Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction of the conditions described therein, Synlogic will be merged with and into Synlogic Merger Sub, with Synlogic surviving as a wholly owned subsidiary of Parent, and Caldera will be merged with and into Caldera Merger Sub, with Caldera surviving as a wholly owned subsidiary of Parent (together, the Caldera Mergers). The Caldera Mergers, taken together, are intended to qualify as a tax-deferred exchange for U.S. federal income tax purposes.

Concurrently with entering into the Merger Agreement, Caldera entered into a securities purchase agreement (as amended, the Securities Purchase Agreement) with certain qualified institutional buyers and/or accredited investors (the Investors). Pursuant to the Securities Purchase Agreement, and subject to the terms and conditions therein, Caldera agreed to sell, and the Investors agreed to purchase, an aggregate of approximately $278.0 million worth of shares of Caldera Common Stock (the Concurrent Financing). The closing of the Concurrent Financing is anticipated to occur on or about the date of the closing of the Caldera Mergers, subject to the satisfaction of customary closing conditions.

Assuming that the Caldera Mergers close, on a pro forma basis, pre-merger equityholders of the Company are expected to own approximately 2.3% of the combined company, pre-merger equityholders of Caldera are expected to own approximately 62.8% of the combined company, and the Investors are expected to own approximately 34.9% (assuming proceeds from the financing of $278.0 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for the Company of $18.0 million, assuming the Company has net cash of $6.0 million as of the closing of the Caldera Mergers, (ii) a valuation for Caldera of $500.0 million, and (iii) the relative capitalization of the Company and Caldera. The percentage of the combined company that each party’s equity holders will own following the closing of the Caldera mergers is subject to certain adjustments as described in the Merger Agreement, including the amount of the Final Synlogic Net Cash at Closing (as defined in the Merger Agreement).

In connection with the Caldera Mergers, Parent filed a registration statement on Form S-4, which contains a prospectus to register the shares of Parent Common Stock issued pursuant to the Merger Agreement (the Form S-4). Promptly after the Form S-4, as amended, is declared effective, the Company shall hold a stockholder meeting to seek the vote of the Company’s stockholders of, among other matters, the approval of the Merger Agreement and the transactions contemplated therein. The Caldera Mergers will close after approval by the stockholders of the Company and Caldera, the Form S-4 is declared effective, and certain other conditions, as specified in the Merger Agreement, are satisfied.

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

Going Concern and Liquidity

The Company’s interim unaudited consolidated financial statements have been prepared assuming it will continue as a going concern. The going concern assumption contemplates the continuity of operations, and the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has historically generated negative cash flows from operations and has an accumulated deficit of $446.4 million at September 30, 2026. At September 30, 2026, the Company had $11.6 million in unrestricted cash and cash equivalents. The Company has determined its current cash and cash equivalents as of September 30, 2026 will be sufficient to fund its operations at the current levels for at least the next 12 months from the date of this filing.

(2)
Summary of Significant Accounting Policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the 2025 Annual Report, have had no material changes during the nine months ended September 30, 2026.

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and the related disclosures as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the SEC for interim financial statements. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the Company’s 2025 and 2024 audited consolidated financial statements and notes included in the 2025 Annual Report. The consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position and results of operations for the three and nine months ended September 30, 2026 and 2025. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period or future year or period.

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

The Company accounts for issued warrants either as derivative liabilities or as equity instruments depending on the specific terms of the agreement. Warrants that are equity-classified instruments and recorded in additional paid-in capital at issuance are not subject to remeasurement. The purchase warrants (defined below) issued in October 2023 were liability classified and recorded at fair value using the Black-Scholes option-pricing model at issuance, with any subsequent changes in fair value recognized in the consolidated statements of operations and comprehensive income (loss). On July 27, 2026 (modification date), the Company entered into the Warrant Amending Agreements with all Holders that (i) reduced the Exercise Price of the Warrants to $0.70 per Warrant Share and (ii) removed the Holders' right to require the Company or a successor entity to redeem the Warrants for cash in an amount equal to the Black-Scholes value of the unexercised portion thereof, concurrently with or within 30 days following the consummation of a fundamental transaction. As a result of these amendments, the Company determined that the purchase warrants qualified for equity classification under ASC 815-40. Accordingly, the Company re-measured the warrants at fair value as of the modification date and recognized the resulting change in fair value in the consolidated statements of operations and comprehensive income (loss). Following the remeasurement, the Company reclassified the warrants from liabilities to additional paid-in capital. The Company periodically evaluates changes in facts and circumstances that could impact the classification of warrants. None of the purchase warrants have been exercised since their issuance.

At September 30, 2026 and December 31, 2025, the Company has classified assets and liabilities measured at fair value on a recurring basis as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$11,560	$11,560	$—	$—
Total	$11,560	$11,560	$—	$—
Liabilities:
Purchase warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$14,668	$14,668	$—	$—
Total	$14,668	$14,668	$—	$—
Liabilities:
Purchase warrant liability	$2,566	$—	$—	$2,566
Total	$2,566	$—	$—	$2,566

Cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses at September 30, 2026 and December 31, 2025 are carried at amounts that approximate fair value due to their short-term maturities.

Assumptions Used in Determining Fair Value of Warrants

The assumptions used in the Black-Scholes option-pricing model for the purchase warrants on the consolidated balance sheets at July 27, 2026 (modification date) and December 31, 2025 are included below:

	July 27, 2026	December 31, 2025
Expected Term	2.19 years	2.75 years
Weighted-average, risk free interest rate	4.3%	3.5%
Expected volatility	69.7%	89.4%
Dividend yield	—	—
Strike price	$0.70	$3.41
Stock price	$0.67	$1.12

(4) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid insurance	$181	$566
Other prepaid expenses	23	115
Other current assets	35	48
Total prepaid expenses and other current assets	$239	$729

(5) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Payroll related	$8	$11
Professional fees	56	95
Restructuring & transaction related costs	1,075	748
Other	31	61
Total accrued expenses	$1,170	$915

(6) Restructuring and Transaction Related Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and announced a corporate restructuring that included a reduction in its workforce, leaving one remaining full-time employee. Following the discontinuation of Synpheny-3, Synlogic’s corporate strategy shifted to pursuing strategic initiatives to enhance stockholder value, including a potential merger or sale of the company. Synlogic initiated a strategic review process and engaged in a range of interactions with potential transaction counterparties, which ultimately resulted in the execution of the Merger Agreement (see Note 1, Nature of Business in this Quarterly Report on Form 10-Q).

We recorded restructuring and transaction related charges of $1.6 million for the three months ended September 30, 2026, compared to $0.2 million for the corresponding period in 2025. We recorded restructuring and transaction related charges of $2.0 million for the nine months ended September 30, 2026, compared to $0.2 million for the corresponding period in 2025. The increase in restructuring and transaction related charges was due to increased legal and professional fees related to the Merger Agreement and related transactions. As of September 30, 2026, approximately $1.1 million of the total restructuring and transaction related charges remain unpaid and were included in accrued expenses (see Note 5, Accrued Expenses). These unpaid charges primarily consist of personnel costs related to severance expense and retention bonuses.

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

On July 27, 2026, the Company entered into the Warrant Amending Agreements with all the Holders that (i) reduced the Exercise Price of the Warrants to $0.70 per Warrant Share and (ii) removed the Holders’ right to require Synlogic or a successor entity to redeem the Warrants for cash in an amount equal to the Black-Scholes value of the unexercised portion thereof, concurrently with or within 30 days following the consummation of a fundamental transaction. As a result of these amendments, the Company determined that the purchase warrants qualified for equity classification under ASC 815-40. Accordingly, the Company remeasured the warrants at fair value as of the modification date and recognized the resulting change in fair value in the consolidated statements of operations and comprehensive income (loss). Following the remeasurement, the Company reclassified the warrants from liabilities to additional paid-in capital.

At July 27, 2026, the fair value of the purchase warrants was $2.0 million. Accordingly, a loss on remeasurement of the purchase warrant liability of $1.7 million was recorded in the three months ended September 30, 2026 and a $0.5 million gain on remeasurement was recorded in the nine months ended September 30, 2026. Subsequent to their issuance and as of September 30, 2026, 3,472,435 pre-funded warrants have been exercised. None of the purchase warrants have been exercised since their issuance.

Ginkgo Warrants

In June 2019, the Company issued to Ginkgo an aggregate of 422,718 shares of common stock at a purchase price per share of $135, and pre-funded warrants (the Ginkgo pre-funded warrants) to purchase up to an aggregate of 169,874 shares of common stock at an exercise price of $135 per share, with $134.85 of such exercise price paid at the closing of the offering. The net proceeds to the Company were approximately $79.9 million. None of the Ginkgo pre-funded warrants have been exercised as of September 30, 2026.

For a full description of the Ginkgo warrants, refer to Note 8, Stockholders' Equity in the audited financial statements included in the 2025 Annual Report.

The Company has reserved for future issuance the following shares of common stock related to the potential exercise of warrants and stock options:

September 30, 2026
Common stock issuable under pre-funded warrants	-
Common stock issuable under purchase warrants	7,394,363
Common stock issuable under Ginkgo pre-funded warrants	169,874
Options exercisable to purchase common stock	178,248
Total	7,742,485

(8) Equity-based Compensation

On January 1, 2026, the number of shares of common stock available for issuance under the 2025 Equity Incentive Award Plan (the 2025 Plan) was increased by 467,956 shares due to the annual evergreen provision to increase shares available under the 2025 Plan. As of September 30, 2026, there were an aggregate of 1,554,982 shares available for future grant under the 2017 Stock Incentive Plan (the 2017 Plan) and the 2025 Plan.

The following table summarizes equity‑based compensation expense within the Company’s interim unaudited consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$—	$—	$—	$—
General and administrative	5	33	21	87
Restructuring charges: expense acceleration	—	—	—	—
	$5	$33	$21	$87

The following table summarizes equity‑based compensation expense by type of award for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$4	$9	$15	$32
Restricted stock awards	1	24	6	55
	$5	$33	$21	$87

During the nine months ended September 30, 2026, the Company did not grant any stock options. As of September 30, 2026, there was approximately $4 thousand of unrecognized share-based compensation related to unvested stock option grants which is expected to be recognized over a weighted average period of 0.50 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

During the nine months ended September 30, 2026, the Company did not grant any restricted stock awards. As of September 30, 2026, there was approximately $1 thousand of unrecognized share-based compensation related to restricted stock awards granted, which is expected to be recognized over a weighted average period of 0.50 years. The total unrecognized share-based compensation cost will be adjusted for actual forfeitures as they occur.

For a full description of the Company’s equity plans, refer to Note 9, Equity-based Compensation and Equity Incentive Plans in the audited financial statements included in the 2025 Annual Report.

(9) Net Loss per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Purchase warrants	7,394,363	7,394,363	7,394,363	7,394,363
Unvested restricted common stock awards	226	101,896	226	101,896
Outstanding options to purchase common stock	188,322	234,349	188,322	234,349
	7,582,911	7,730,608	7,582,911	7,730,608

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

The Company’s commitments described in the Company’s audited financial statements included in the 2025 Annual Report have had no material changes during the nine months ended September 30, 2026.

(11) Income Taxes

The Company did not record an income tax benefit in its interim unaudited consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of September 30, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized. The Company did not record any amounts for unrecognized tax benefits as of September 30, 2026 or December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the OBBBA) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions, with certain provisions becoming effective in 2025. The Company has considered the enacted tax law changes in its forecasted annual effective tax rate. Adjustments to deferred tax assets and liabilities as a result of the tax law changes do not impact the Company’s deferred tax expense for the nine months ended September 30, 2026.

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

The CODM manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with long-term company-wide strategic goals. In making these decisions, the PEO uses consolidated financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets. The CODM performs this assessment based on the Company's consolidated net income (loss) that is reported on the consolidated statements of operations and comprehensive income (loss). Through this analysis, the CODM assesses performance by comparing actual consolidated net income (loss) versus the budget, and then decides how to allocate resources to invest in the Company's research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets. In addition, research and development, general and administrative expenses, and restructuring and transaction related charges are significant segment expenses regularly provided to the PEO with the following categories (in thousands):

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Clinical research and external costs	$4	$8	$70	$23
Facility and all other costs	—	—	(7)	—
Compensation and benefits	—	—	—	(7)
Total research and development expense	$4	$8	$63	$16

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consulting and professional services	$538	$625	$2,105	$1,851
Compensation and benefits	112	139	348	433
Facility and all other costs	45	54	134	170
Total general and administrative expense	$695	$818	$2,587	$2,454

Restructuring & Transaction Related Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Facility and all other costs	$—	$—	$—	$(80)
Compensation and benefits	78	58	209	167
Consulting and professional services	1,525	107	1,774	126
Clinical research and external costs	—	—	—	(17)
Total restructuring & transaction related charges	$1,603	$165	$1,983	$196

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and accompanying notes for the years ended December 31, 2025 and 2024 included in our 2025 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Please see “Risk Factors” beginning on page 20 of this Quarterly Report on Form 10-Q for a discussion of certain risk factors applicable to our business, financial condition, and results of operations. Operating results are not necessarily indicative of results that may occur for the full fiscal year or any other future period. Unless otherwise indicated, references to the terms “Synlogic,” the “Company,” “we,” “our” and “us” refer to Synlogic, Inc. (formerly known as Mirna Therapeutics, Inc.).

Overview

We are a biopharmaceutical company that previously advanced novel therapeutics to transform the care of serious diseases. We focused on rare metabolic disorders, with our lead program, labafenogene marselecobac (SYNB1934), studied in Synpheny-3, a global, pivotal Phase 3 study for patients with phenylketonuria (PKU), and SYNB1353, a potential treatment for homocystinuria (HCU). Both PKU and HCU are caused by inborn errors of metabolism, and present significant need for innovation due to limitations of both efficacy and safety in the currently available medical treatment options. In February 2024, we made the decision to discontinue Synpheny-3, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU. The decision to end Synpheny-3 was based on results of an internal review in advance of a then upcoming independent Data Monitoring Committee (DMC) assessment, which indicated the trial was unlikely to meet its primary endpoint. The decision was not based on concerns regarding safety or tolerability.

On July 28, 2026, we entered into the Merger Agreement with Caldera and certain newly formed subsidiaries of the Parent. Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, we will be merged with and into a merger subsidiary of Parent, with Synlogic surviving as a wholly owned subsidiary of Parent, and Caldera will be merged with and into a separate merger subsidiary of Parent, with Caldera surviving as a wholly owned subsidiary of Parent. Upon completion of the transaction, the combined company is expected to operate under the name Caldera Therapeutics, Inc. and focus primarily on advancing Caldera’s development of CLD-423, a potential first-in-class bispecific antibody targeting the clinically validated IL-23p19 and TL1A pathways for the treatment of IBD and other immune-mediated diseases. Closing of the Caldera Mergers is subject to certain closing conditions, including, among others, approval by the stockholders of each company, the effectiveness of a registration statement filed with the SEC to register the securities to be issued in connection with the Caldera Mergers and the satisfaction of other customary closing conditions. The percentage of the combined company that pre-closing Synlogic security holders will own as of the closing of the Caldera Mergers is subject to adjustment based on the valuation of Synlogic immediately prior to the closing. For more information, please refer to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2026 and the registration statement on Form S-4 filed by Parent on September 11, 2026, as amended from time to time.

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

General and Administrative Expense

General and administrative expenses consist primarily of compensation, benefits and other employee-related expenses. Other general and administrative costs include the legal costs of pursuing patent protection of our intellectual property, information technology infrastructure costs, directors’ and officers’ insurance, and professional fees for accounting, tax, legal and consulting services. We anticipate that our general and administrative expenses may increase in the future as we pursue completion of the Caldera Mergers, including potential legal, accounting and advisory expenses and other related charges. We also anticipate that we will continue to incur accounting, legal, regulatory, compliance and directors' and officers' insurance costs as well as investor and public relations expenses associated with being a public company.

Restructuring and Transaction Related Charges

In February 2024, we made the decision to discontinue the Synpheny-3 trial, our pivotal study of our lead product candidate, labafenogene marselecobac (SYNB1934), as a potential treatment for PKU and announced a corporate restructuring that included a reduction in its workforce, leaving one remaining full-time employee. Following the discontinuation of Synpheny-3, Synlogic’s corporate strategy shifted to pursuing strategic initiatives to enhance stockholder value, including a potential merger or sale of the company. Synlogic initiated a strategic review process and engaged in a range of interactions with potential transaction counterparties, which ultimately resulted in the execution of the Merger Agreement. In addition, the Company has engaged consultants to, among other things, support the strategic review process and current business operations.

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

Our critical accounting policies are described in our 2025 Annual Report. During the nine months ended September 30, 2026, there were no new or material changes to our existing critical accounting policies. We believe that these identified policies are critical to fully understanding and evaluating our financial condition and results of operations.

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

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial results.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	For the Three Months Ended		Change
	September 30, 2026	September 30, 2025	$
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	4	8	(4)
General and administrative	695	818	(123)
Restructuring and transaction related charges	1,603	165	1,438
Total operating expenses	2,302	991	1,311
Loss from operations	(2,302)	(991)	(1,311)
Other income (expense):
Interest and investment income	112	175	(63)
Change in fair value of purchase warrant liability	(1,682)	(1,485)	(197)
Total other expense, net	(1,570)	(1,310)	(260)
Net loss	$(3,872)	$(2,301)	$(1,571)

Operating Expenses

Research and Development Expense

Research and development expense was $4,000 for the three months ended September 30, 2026 and $8,000 for the three months ended September 30, 2025.

General and Administrative Expense

General and administrative expense was $0.7 million for the three months ended September 30, 2026, compared to $0.8 million for the corresponding period in 2025.

Restructuring and Transaction Related Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants to, among other things, support the strategic review process and current business operations. We recorded restructuring and transaction related charges of $1.6 million for the three months ended September 30, 2026, compared to $0.2 million for the corresponding period in 2025. The increase was primarily due to increased legal and professional fees related to the Merger Agreement and related transactions.

Other Income (Expense)

Other expense was $1.6 million for the three months ended September 30, 2026, compared to $1.3 million for the corresponding period in 2025. The increase in other expense of $0.3 million was primarily related to the change in fair value of the purchase warrants that were previously classified as liabilities on the interim unaudited consolidated balance sheet.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	For the Nine Months Ended		Change
	September 30, 2026	September 30, 2025	$
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	63	16	47
General and administrative	2,587	2,454	133
Restructuring and transaction related charges	1,983	196	1,787
Total operating expenses	4,633	2,666	1,967
Loss from operations	(4,633)	(2,666)	(1,967)
Other income (expense):
Interest and investment income	360	544	(184)
Change in fair value of purchase warrant liability	539	(391)	930
Total other income, net	899	153	746
Net loss	$(3,734)	$(2,513)	$(1,221)

Operating Expenses

Research and Development Expense

Research and development expense was $63,000 for the nine months ended September 30, 2026, compared to $16,000 for the corresponding period in 2025.

General and Administrative Expense

General and administrative expense was $2.6 million for the nine months ended September 30, 2026, compared to $2.5 million for the corresponding period in 2025.

Restructuring and Transaction Related Charges

In February 2024, the Company and its board of directors decided to discontinue the Synpheny-3 trial and to conduct a comprehensive review of strategic alternatives. We also announced a corporate restructuring that resulted in a reduction in our workforce, leaving one remaining full-time employee. In addition, we have engaged consultants to, among other things, support the strategic review process and current business operations. We recorded restructuring and transaction related charges of $2.0 million for the nine months ended September 30, 2026, compared to $0.2 million for the corresponding period in 2025. The increase was primarily due to increased legal and professional fees related to the Merger Agreement and related transactions.

Other Income (Expense)

Other income was $0.9 million for the nine months ended September 30, 2026, compared to $0.2 million for the corresponding period in 2025. The increase in other income of $0.7 million was primarily related to the change in fair value of the purchase warrants previously classified as liabilities on the interim unaudited consolidated balance sheet.

Liquidity and Capital Resources

We have incurred losses since our inception on March 14, 2014 and as of September 30, 2026, we had an accumulated deficit of $446.4 million. We have financed our operations to date primarily through the sale of preferred stock, common stock, preferred units and warrants, payments received under prior collaboration agreements, interest earned on investments, and cash received in our business combination consummated in August 2017 pursuant to which Synlogic, Inc., formerly known as Mirna Therapeutics, Inc. (Mirna), completed a business combination with Synlogic, a private company, survived as a wholly owned subsidiary of Mirna, which changed its name to “Synlogic, Inc.”. At September 30, 2026, we had $11.6 million in cash and cash equivalents. Our cash and cash equivalents include amounts held in money market funds, stated at cost plus unrealized gains and losses, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, which limits the amounts we may invest in any one type of investment and requires all investments held by us to maintain minimum ratings from Nationally Recognized Statistical Rating Organizations so as to primarily achieve liquidity and capital preservation.

During the nine months ended September 30, 2026, our cash, cash equivalents and restricted cash balance decreased by $3.1 million. This decrease was primarily due to the cash used to operate our business including payments of restructuring and transaction related charges.

The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods below:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash, cash equivalents and restricted cash (used in) provided by
Operating activities	$(3,109)	$(3,436)
Investing activities	—	167
Financing activities	1	—
Net decrease in cash, cash equivalents and restricted cash	$(3,108)	$(3,269)

Cash Flows from Operating Activities

Net cash, cash equivalents and restricted cash used in operating activities was $3.1 million for the nine months ended September 30, 2026. The primary use of cash was our net loss of $3.7 million and a $0.5 million non-cash gain from the change in fair value of the purchase warrants, partially offset by changes in our assets and liabilities of $1.1 million and $0.02 million of non-cash equity-based compensation. The changes in our assets and liabilities include decreases in prepaid expenses and other current assets and increases in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

There was no cash used in or provided by investing activities for the nine months ended September 30, 2026.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $0.2 million and resulted from the proceeds from sales of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 totaled $1,000 and related to proceeds from exercise of pre-funded warrants.

There was no cash used in or provided by financing activities for the nine months ended September 30, 2025.

Funding Requirements

We currently expect our expenses to remain roughly the same in the near term, other than additional costs we expect to incur in connection with the Caldera Mergers.

We have generated revenue from our prior collaborations, but have not generated any product revenue since our inception and do not expect to generate any product revenue. We believe that our current cash and cash equivalents as of September 30, 2026 will be sufficient to fund our operations at the current levels for at least the next 12 months from the date of this filing.

Our funding requirements will depend on many factors, including, but not limited to, the following:

•
the outcome, success, timing and cost of any strategic transactions, business combinations or divestitures;

•
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•
the terms and timing of any additional collaborative, licensing or other arrangements that we may establish;
•
the acquisition of businesses, products and technologies;
•
our need to implement additional infrastructure and internal systems; and
•
other risks and uncertainties, including those listed under the heading “Risk Factors” in our 2025 Annual Report and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Contractual Commitments and Obligations

Other than as described below, there have been no material changes to our contractual obligations and commitments set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Contractual Obligations and Commitments” in our 2025 Annual Report.

Agreement and Plan of Merger

On July 28, 2026, we entered into the Merger Agreement with Caldera, Parent and certain newly formed subsidiaries of Parent. Pursuant to the Merger Agreement, and upon the terms and subject to the satisfaction or waiver of the conditions described therein, Synlogic will be merged with and into a merger subsidiary of Parent, with Synlogic surviving as a wholly owned subsidiary of Parent, and Caldera will be merged with and into a separate merger subsidiary of Parent, with Caldera surviving as a wholly owned subsidiary of Parent. The Merger Agreement includes customary representations, warranties and covenants by the parties and provides for customary closing conditions, including the effectiveness of the Form S-4 and approval by the stockholders of both companies. The Merger Agreement also provides for certain termination rights for each of Synlogic and Caldera and, in specified circumstances, may require the payment of a termination fee.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures, and reasonable resource constraints. In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions. Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

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

Material Weakness

As previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025, management identified a material weakness in our internal control over financial reporting, while preparing our consolidated financial statements for the year ended December 31, 2024. As described in the 2025 Annual Report, management has designed a plan and is prepared to execute remediation actions to address the material weakness; however we have not had an instance of a significant and non-routine transaction in order to test the effectiveness of the remediation actions taken to date. As a result, the material weakness continues to be present as of September 30, 2026. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Caldera Mergers are subject to a number of conditions, including the effectiveness of a registration statement on Form S-4 and approval by the stockholders of Synlogic and Caldera. We have incurred, and expect to continue to incur, significant costs in connection with the merger, including legal, accounting, financial advisor, and other professional fees, and these costs may be higher than we currently anticipate. The merger process has also diverted, and may continue to divert, management’s attention and resources from ongoing operations, and could make it more difficult to attract and retain employees, enter into contracts on favorable terms, or maintain relationships with business partners. If the Caldera Mergers are not completed, we may be required to pursue other strategic alternatives, which could include raising additional capital on unfavorable terms, significantly reducing or discontinuing operations, or pursuing a voluntary dissolution. There can be no assurance that any alternative transaction or strategy will be available on acceptable terms, or at all.

Even if the Caldera Mergers are completed, the combined company may incur losses for the foreseeable future and might never achieve profitability.

Even if the Caldera Mergers are completed, the combined company may never become profitable, even if the combined company is able to complete clinical development for one or more product candidates and eventually commercialize such product candidates. The combined company will need to successfully complete significant research, development, testing and regulatory compliance activities that, together with projected general and administrative expenses, are expected to result in a substantial increase in operating losses for at least the next several years. Even if the combined company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated as of July 28, 2026, by and among Synlogic, Inc., Caldera Therapeutics, Inc., Sonic Holdco, Inc., Yellowstone Merger Sub, Inc., and Sonic Merger Sub, Inc.		8-K (Exhibit 2.1)	07/29/2026	001-37566

2.2

Amendment to Agreement and Plan of Merger, dated as of September 10, 2026, by and among Synlogic, Inc., Caldera Therapeutics, Inc., Sonic Holdco, Inc., Yellowstone Merger Sub, Inc., and Sonic Merger Sub, Inc.

X

10.1	Form of Synlogic Stockholder Support Agreement		8-K (Exhibit 10.1)	07/29/2026	001-37566

10.2	Form of Caldera Stockholder Support Agreement		8-K (Exhibit 10.2)	07/29/2026	001-37566

10.3	Form of Lock-up Agreement		8-K (Exhibit 10.3)	07/29/2026	001-37566

10.4	Form of Securities Purchase Agreement		8-K (Exhibit 10.4)	07/29/2026	001-37566

10.5	Form of Amendment to Securities Purchase Agreement	X

10.6	Form of Registration Rights Agreement		8-K (Exhibit 10.5)	07/29/2026	001-37566

10.7	Form of Amendment to Registration Rights Agreement	X

10.8	Form of Warrant Amending Agreement		8-K (Exhibit 10.6)	07/29/2026	001-37566

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).	X

32*	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Date File because XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Date: November 10, 2026

SYNLOGIC, INC.

By:	/s/ MARY BETH DOOLEY
Mary Beth Dooley
Principal Executive Officer and Principal Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)